Form 10-Q
period 1996-05-04
COST PLUS INC/CA/
filed 1996-06-10
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



       (Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended May 4, 1996

                                      OR

- ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT OF 1934
       For the transition period from __________ to ___________

                        Commission file number 0-14970

                                COST PLUS, INC.
            (Exact name of registrant as specified in its charter)


             California                                 94-1067973
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

  201 Clay Street, Oakland, California                     94607
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (510) 893-7300

Former name, former address and former fiscal year,         N/A
if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ___    ___

The number of shares of Common Stock, with $0.01 par value, outstanding on May 24, 1996 was 8,064,314.

                                COST PLUS, INC.

                                   FORM 10-Q

                       FOR THE QUARTER ENDED MAY 4, 1996

                                     INDEX


                                                                            PAGE

PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

            Balance Sheets as of May 4, 1996 (unaudited),
            February 3, 1996 and April 22, 1995 (unaudited)                   3

            Statements of Operations (unaudited) for the
            three months ended May 4, 1996 and April 22, 1995                 4

            Statements of Cash Flows (unaudited) for the
            three months ended May 4, 1996 and April 22, 1995                 5

            Notes to Condensed Consolidated Financial Statements              6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                  8

SIGNATURE PAGE                                                                9

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MAY 4,         FEBRUARY 3,       APRIL 22,
                                                                1996              1996            1995
                                                            (UNAUDITED)       (SEE NOTE 1)     (UNAUDITED)
                                                            -----------       ------------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                                $  4,032           $  2,181        $  1,797
    Merchandise inventories                                    34,436             35,213          30,288
    Other current assets                                        2,179              1,960           1,169
                                                             --------           --------        --------

          Total current assets                                 40,647             39,354          33,254
Property and equipment, net                                    58,084             58,300          56,268
Other assets                                                    8,240              8,332           8,379
                                                             --------           --------        --------

           Total assets                                      $106,971           $105,986        $ 97,901
                                                             ========           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  8,182           $  9,422        $ 11,560
    Income taxes payable                                          763              3,359           1,398
    Accrued compensation                                        5,315              5,373           2,766
    Revolving line of credit with related parties                  --              3,165           3,549
    Other current liabilities                                   6,490              6,933           5,207
                                                             --------           --------        --------

        Total current liabilities                              20,750             28,252          24,480

Capital lease obligations                                      14,528             14,633          14,887
Note payable to related parties                                    --             19,895          19,895
Deferred income taxes                                           4,455              4,455           4,646
Other long-term obligations                                     2,194              2,392           2,132

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares
     authorized at May 4, 1996; none issued and outstanding        --                 --              --
    Common stock, $.01 par value: 30,000,000,  6,819,931
      and 6,819,931 authorized;  issued and outstanding
       8,062,574, 5,906,264 and 5,821,928                          81                 59              58
    Additional paid-in capital                                 90,823             61,765          61,722
    Deficit                                                   (25,860)           (25,465)        (29,919)
                                                             --------           --------        --------

        Total shareholders' equity                             65,044             36,359          31,861
                                                             --------           --------        --------

Total liabilities and shareholders' equity                   $106,971           $105,986        $ 97,901
                                                             ========           ========        ========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNT, UNAUDITED)

                                                                THREE MONTHS ENDED
                                                               ---------------------
                                                                MAY 4,     APRIL 22,
                                                                 1996        1995
                                                               --------    --------
Net sales                                                      $ 39,127    $ 31,874
Cost of sales and occupancy                                      25,552      21,124
                                                               --------    --------

Gross profit                                                     13,575      10,750
Selling, general and administrative expenses                     13,055      10,733
Preopening store expenses                                           284          83
                                                               --------    --------

Income (loss) from operations                                       236         (66)
Interest expense                                                    905       1,016
                                                               --------    --------

Loss before income taxes                                           (669)     (1,082)

Benefit from income taxes                                          (274)       (444)
                                                               --------    --------

Net loss                                                       $   (395)   $   (638)
                                                               ========    ========

Net loss per common and common equivalent share                $   (.06)   $   (.10)
                                                               ========    ========

Weighted average common and common equivalent shares
 outstanding                                                      6,978       6,153
                                                               ========    ========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                   ---------------------
                                                                    MAY 4,     APRIL 22,
                                                                     1996        1995
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (395)   $  (638)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     1,604      1,329
    Deferred income taxes                                                --     (1,031)
    Change in assets and liabilities:
      Merchandise inventories                                           777     (1,162)
      Other assets                                                     (259)     1,060
      Accounts payable                                                 (906)        95
      Income taxes payable                                           (2,596)      (443)
      Other liabilities                                                (720)    (2,552)
                                                                   --------    -------

        Net cash used in operating activities                        (2,495)    (3,342)
                                                                   --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (1,590)    (1,298)
                                                                   --------    -------

        Net cash used in investing activities                        (1,590)    (1,298)
                                                                   --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under revolving line of credit           (3,165)     3,549
  Payment of note payable to related parties                        (19,895)        --
  Principal payments on capital lease obligations                       (84)       (18)
  Proceeds from issuance of stock, net of related costs              29,080       (409)
                                                                   --------    -------

        Net cash provided by financing activities                     5,936      3,122
                                                                   --------    -------

  Net increase (decrease) in cash and cash equivalents                1,851     (1,518)
  Cash and cash equivalents:
    Beginning of period                                               2,181      3,315
                                                                   --------    -------

    End of period                                                  $  4,032    $ 1,797
                                                                   ========    =======

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 4, 1996 AND APRIL 22, 1995
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 4, 1996 and April 22, 1995; the interim results of operations for the three months ended May 4, 1996 and April 22, 1995; and changes in cash flows for the three months then ended. The balance sheet at February 3, 1996, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Effective in fiscal 1995, the Company changed its fiscal year-end from the Saturday closest to the end of February to the Saturday closest to the end of January to conform to the National Retail Federation ( NRF) calendar. As a result, the fiscal period-end dates for the prior year may not be comparable to the current year's fiscal period-end dates.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 3, 1996.

The results of operations for the three-month periods herein presented are not necessarily indicative of the results to be expected for the full year.


2.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes is as follows:

                  Three Months Ended
                 ---------------------
                  May 4,     April 22,
                   1996         1995
                 -------     ---------
                  ($000, unaudited)
Interest         $ 1,283     $ 1,046
Income Taxes     $ 2,325     $    --


3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

The Company sold 2,136,614 shares of its common stock in the Company's initial public offering of shares of common stock registered on Form S-1 with the Securities and Exchange Commission. These shares were sold at a price of $15.00 per share yielding net proceeds of approximately $29.1 million after deducting underwriting discounts of $2.9 million and operating expenses of $0.7 million related to the offering. As described in the Company's prospectus dated April 4, 1996, the proceeds were used primarily to retire the Company's note payable and to pay down outstanding borrowings under its line of credit. All remaining unused proceeds were invested in short-term, interest bearing instruments or used for working capital or general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 4, 1996 AS COMPARED TO THE THIRTEEN WEEKS (FIRST QUARTER) ENDED APRIL 22, 1995.

NET SALES. Net sales increased $7.2 million, or 22.6%, to $39.1 million in the first quarter of 1996 from $31.9 million in the first quarter of 1995. This increase in net sales was attributable to new stores and an increase in comparable stores sales. At May 4, 1996, the Company operated 50 stores as compared to 43 stores at April 22, 1995. These additional seven stores contributed $5.1 million of the $7.2 million sales increase. Comparable store sales, calculated on a comparable, day-to-day basis, increased 4.7% over last year.

GROSS PROFIT. Gross profit increased $2.8 million, or 25.9%, to $13.6 million in the first quarter of 1996 from $10.8 million in the first quarter of 1995. As a percentage of net sales, gross profit increased to 34.7% from 33.7% as a result of lower markdowns and a sales mix which was more heavily weighted to higher margin goods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.4 million to $13.1 million in the first quarter of 1996 from $10.7 million in the first quarter of 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 33.4% from 33.7%. This decrease, as a percentage of net sales, resulted from leveraging store and corporate payroll expenses and was partially offset by an increase in advertising. Advertising was higher, as a percentage of net sales, primarily due to advertising costs being shifted to the first quarter to support the important Easter season.

PREOPENING STORE EXPENSES. Preopening expenses, which include grand opening advertising and preopening merchandising expenses, increased to 0.7% of net sales for the first quarter of 1996 from 0.3% of net sales for the first quarter of 1995. During the first quarter of 1996, the Company opened one store and incurred both grand opening advertising and preopening merchandising expenses. In comparison, during the first quarter of 1995, only preopening merchandising expenses were incurred for one store which opened in the second quarter of 1995.

INTEREST EXPENSE. Interest expense decreased to $0.9 million from $1.0 million due to the repayment of borrowings in April, 1996 with the proceeds from the Company's initial public offering of shares of its common stock.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for each of the first quarters of 1995 and 1996 was 41%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with borrowings under the Company's credit facilities and internally generated funds. Working capital as of May 4, 1996 increased to $19.9 million from $11.1 million at February 3, 1996 primarily due to the pay down of short-term debt from the proceeds of the public offering and the payment of income taxes payable during the first quarter of fiscal 1996.

In April 1996, as a result of the Company's initial public offering, the Company's cash balance increased approximately $29.1 million. The proceeds were used to retire the $19.9 million long-term note payable and pay down the $3.2 million balance outstanding on the revolving credit line. All remaining unused proceeds were invested in short-term, interest bearing instruments or used for working capital or general corporate purposes.

The Company ended the period with $4.0 million in total cash and investments
compared with $1.8 million at April 22, 1995.   Cash used in investing
activities, primarily for the purchase of property and equipment for new store expansion, totaled $1.6 million for the first quarter ended May 4, 1996 compared to $1.3 million used during the same period in fiscal 1995.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)  Exhibits

              (11) Statement re:  Computation of Per Share Earnings

              (27) Financial Data Schedule (submitted for SEC use only)


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three-month period ended May 4, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COST PLUS, INC.
                                       ----------------------------------------
                                       Registrant



Date: June 10, 1996                    By: /s/ Alan E. Zimtbaum
                                           -------------------------------
                                               Alan E. Zimtbaum
                                               Executive Vice President
                                               and Chief Financial Officer

                                                                    (Exhibit 11)

                                COST PLUS, INC.

                       COMPUTATION OF NET LOSS PER SHARE
              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                              THREE MONTHS ENDED
                                             ---------------------
                                              MAY 4,     APRIL 22,
                                               1996        1995
                                             --------    --------
NET LOSS                                     $   (395)   $   (638)
                                             --------    --------
Weighted average shares outstanding
during the period:

Common Stock                                    6,640       5,849

Add incremental shares from assumed
   exercise of stock options                      338         304
                                             --------    --------
Weighted average common and common
   equivalent shares outstanding                6,978       6,153
                                             --------    --------

PRIMARY NET LOSS PER SHARE                   $   (.06)   $   (.10)
                                             --------    --------
Weighted average shares outstanding
   during the period:

Common Stock                                    6,640       5,849

Add incremental shares from assumed
   exercise of stock options                      426         304
                                             --------    --------
Weighted average common and common
   equivalent shares outstanding                7,066       6,153
                                             --------    --------

FULLY DILUTED NET LOSS PER SHARE             $   (.06)   $   (.10)
                                             --------    --------