Form 10-Q
period 1996-08-03
COST PLUS INC/CA/
filed 1996-09-16
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



         (Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 3, 1996

                                       OR

 [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934
         For the transition period from ______ to _______

                         Commission file number 0-14970

                                COST PLUS, INC.
             (Exact name of registrant as specified in its charter)


              California                                   94-1067973
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  201 Clay Street, Oakland, California                       94607
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (510) 893-7300

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

Yes   X    No
    -----     -----

The number of shares of Common Stock, with $0.01 par value, outstanding on September 6, 1996 was 8,072,753.

                                COST PLUS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 3, 1996

                                     INDEX

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of August 3, 1996 (unaudited),
          February 3, 1996 and July 22, 1995 (unaudited)                  3

         Statements of Operations (unaudited)
          for the thirteen and twenty-six weeks ended
          August 3, 1996 and July 22, 1995                                4

         Statements of Cash Flows (unaudited)
          for the twenty-six weeks ended August 3, 1996
          and July 22, 1995                                               5

         Notes to Condensed Consolidated Financial Statements           6-7

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8-9

PART II. OTHER INFORMATION


ITEM 5.  Other Information                                              10

ITEM 6.  Exhibits and Reports on Form 8-K                               10


SIGNATURE PAGE                                                          11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  AUGUST 3,      FEBRUARY 3,       JULY 22,
                                                                   1996             1996            1995
                                                                (UNAUDITED)     (SEE NOTE 1)     (UNAUDITED)
                                                                -----------     ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,314        $  2,181         $  2,040
  Merchandise inventories                                           41,231          35,213           32,805
  Other current assets                                               2,060           1,960            2,001
                                                                  --------        --------         --------
    Total current assets                                            44,605          39,354           36,846
Property and equipment, net                                         58,026          58,300           56,033
Other assets                                                         8,222           8,332            8,322
                                                                  --------        --------         --------
    Total assets                                                  $110,853        $105,986         $101,201
                                                                  ========        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  9,583        $  9,422         $  9,158
  Income taxes payable                                                 677           3,359               --
  Accrued compensation                                               5,047           5,373            3,426
  Revolving line of credit                                           2,909           3,165           10,503
  Other current liabilities                                          6,718           6,933            5,683
                                                                  --------        --------         --------
    Total current liabilities                                       24,934          28,252           28,770

Capital lease obligations                                           14,424          14,633           14,801
Note payable to related parties                                         --          19,895           19,895
Deferred income taxes                                                4,455           4,455            4,646
Other long-term obligations                                          2,228           2,392            2,149

Shareholders' equity:
  Preferred stock, $.01 par value:  5,000,000 shares
   authorized at August 3, 1996; none issued and outstanding            --              --               --
  Common stock, $.01 par value: 30,000,000, 6,819,931
   and 6,819,931 authorized; issued and outstanding
   8,071,449, 5,906,264 and 5,821,928                                   81              59               58
 Additional paid-in capital                                         90,788          61,765           61,722
 Deficit                                                           (26,057)        (25,465)         (30,840)
                                                                  --------        --------         --------
  Total shareholders' equity                                        64,812          36,359           30,940
                                                                  --------        --------         --------
Total liabilities and shareholders' equity                        $110,853        $105,986         $101,201
                                                                  ========        ========         ========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNT, UNAUDITED)



                                                            Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                            --------------------        ----------------------
                                                            August 3,   July 22,        August 3,     July 22,
                                                              1996        1995            1996          1995
                                                            ---------   --------        ---------     --------
Net sales                                                   $39,986     $33,083         $79,113       $64,957
Cost of sales and occupancy                                  25,774      21,457          51,326        42,581
                                                            -------     -------         -------       -------
 Gross profit                                                14,212      11,626          27,787        22,376

Selling, general and administrative
 expenses                                                    13,511      11,442          26,566        22,175
Preopening store expenses                                       556         527             840           610
                                                            -------     -------         -------       -------
Income (loss) from operations                                   145        (343)            381          (409)
Interest expense                                                479       1,217           1,384         2,233
                                                            -------     -------         -------       -------
Loss before income taxes                                       (334)     (1,560)         (1,003)       (2,642)
Benefit from income taxes                                      (137)       (640)           (411)       (1,084)
                                                            -------     -------         -------       -------
Net loss                                                    $  (197)    $  (920)        $  (592)      $(1,558)
                                                            =======     =======         =======       =======
Net loss per common and common
 equivalent share                                           $  (.02)    $  (.15)        $  (.08)      $  (.25)
                                                            =======     =======         =======       =======
Weighted average common and common
 equivalent shares outstanding                                8,511       6,153           7,733         6,153
                                                            =======     =======         =======       =======

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                     Twenty-Six Weeks Ended
                                                                     ----------------------
                                                                     August 3,     July 22,
                                                                      1996           1995
                                                                     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (592)      $(1,558)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                      3,285         2,671
    Deferred income taxes                                                 --        (1,031)
    Change in assets and liabilities:
      Merchandise inventories                                         (6,018)       (3,679)
      Other assets                                                      (242)          142
      Accounts payable                                                   512        (1,558)
      Income taxes payable                                            (2,682)       (1,841)
      Other liabilities                                                 (746)       (1,374)
                                                                     -------       -------
       Net cash used in operating activities                          (6,483)       (8,228)
                                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (3,110)       (3,011)
                                                                     -------       -------
       Net cash used in investing activities                          (3,110)       (3,011)
                                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under revolving line of credit              (256)       10,503
  Payment of note payable to related parties                         (19,895)           --
  Principal payments on capital lease obligations                       (168)         (130)
  Proceeds from issuance of stock, net of related costs               29,045          (409)
                                                                     -------       -------
       Net cash provided by financing activities                       8,726         9,964
                                                                     -------       -------
  Net decrease in cash and cash equivalents                             (867)       (1,275)
  Cash and cash equivalents:
   Beginning of period                                                 2,181         3,315
                                                                     -------       -------
   End of period                                                     $ 1,314       $ 2,040
                                                                     =======       =======

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 AND JULY 22, 1995
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 3, 1996 and July 22, 1995; the interim results of operations for the thirteen and twenty-six weeks ended August 3, 1996 and July 22, 1995; and changes in cash flows for the twenty-six weeks then ended. The balance sheet at February 3, 1996, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Effective in fiscal 1995, the Company changed its fiscal year-end from the Saturday closest to the end of February to the Saturday closest to the end of January to conform to the National Retail Federation (NRF) calendar. As a result, the fiscal period-end dates for the prior year may not be comparable to the current year's fiscal period-end dates.

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

The results of operations for the thirteen and twenty-six week periods herein presented are not necessarily indicative of the results to be expected for the full year.


2.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes was as follows:


                              Twenty-Six Weeks Ended
                              ----------------------
                              August 3,     July 22,
                                1996          1995
                              ---------     --------
                                ($000, unaudited)
Interest                      $1,763        $2,276

Income Taxes                  $2,322        $1,607


3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

The Company sold 2,136,614 shares of its common stock in the Company's initial public offering of shares of common stock registered on Form S-1 with the Securities and Exchange Commission. These shares were sold at a price of $15.00 per share yielding net proceeds of approximately $29.1 million after deducting underwriting discounts of $2.9 million and offering expenses of $0.7 million. As described in the Company's prospectus dated April 4, 1996, the proceeds were used primarily to retire the Company's note payable and to pay down outstanding borrowings under its line of credit. All remaining unused proceeds were invested in short-term, interest bearing instruments or used for working capital or general corporate purposes.

4.  REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which expires May 31, 1998. The Company's existing revolving line of credit agreement was terminated. The new agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and $35.0 million from July 1 through December 31 of each year. The Company is required to have not more than $5.0 million outstanding, excluding letters of credit, for a period of 45 days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at August 3, 1996) or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. Borrowings and letters of credit outstanding under the line were $2.9 million and $1.8 million, respectively, at August 3, 1996 leaving availability of $30.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The thirteen weeks (second quarter) and twenty-six weeks (year-to-date) ended August 3, 1996 as compared to the thirteen weeks (second quarter) and twenty-six weeks (year-to-date) ended July 22, 1995.

NET SALES. Net sales increased $6.9 million, or 20.9%, to $40.0 million in the second quarter of 1996 from $33.1 million in the second quarter of 1995. Year-to-date net sales were $79.1 million in 1996, an increase of $14.1 million or 21.7% from 1995 net sales of $65.0 million. The second quarter and year-to-date increases in net sales were attributable to new stores and increases in comparable and non-comparable store sales. At August 3, 1996, the Company operated 52 stores compared to 45 stores at July 22, 1995. These seven new stores contributed $4.2 million of the increase in second quarter net sales and $7.5 million of the increase in year-to-date net sales. Comparable store sales, calculated on a comparable, day-to-day basis, increased 4.9% for the second quarter and 4.8% on a year-to-date basis.

GROSS PROFIT. As a percentage of net sales, second quarter gross profit increased to 35.5% in 1996 from 35.1% in 1995. Year-to-date gross profit was 35.1% in 1996 and 34.4% in 1995. This increase resulted from leveraging occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses decreased to 33.8% in the second quarter from 34.6% in the second quarter of the prior year. Year-to-date, SG&A expenses, as a percentage of net sales, decreased to 33.6% from 34.1% in the prior year. These decreases resulted mainly from leveraging store and corporate payroll expenses which offset higher depreciation and amortization.

PREOPENING STORE EXPENSES. Preopening expenses, which include grand opening advertising and preopening merchandising expenses, were $0.6 million and $0.5 million for the second quarter of 1996 and 1995, respectively. Year-to-date, preopening expenses were $0.8 million in 1996 and $0.6 million in 1995. The Company opened two stores in the second quarter of both 1996 and 1995. Year-to-date, the Company opened three stores in 1996 and two stores in 1995.

INTEREST EXPENSE. Interest expense for the second quarter and year-to-date was lower than the comparable periods of the prior year due to the repayment of borrowings in April 1996 with the proceeds from the Company's initial public offering of its common stock.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for all periods presented was 41%.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations by a footnote #1. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors including those set forth below.

Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and all of its net income for the entire fiscal year/1/. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of

- ---------------------------
/1/  forward-looking statement
products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with borrowings under the Company's credit facilities and internally generated funds. The Company believes that the available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months/1/.

Net cash used in operating activities in the twenty-six weeks ended August 3, 1996 totaled $6.5 million, a reduction of $1.7 million over the prior year. This reduction was primarily the result of sales growth and leveraging expenses over a higher sales base.

Net cash used in investing activities, primarily for new stores, totaled $3.1 million in the twenty-six weeks ended August 3, 1996 and $3.0 million for the prior year. The Company estimates that 1996 capital expenditures will not exceed $8.4 million/1/.

Net cash provided by financing activities in the twenty-six weeks ended August 3, 1996 included approximately $29.1 million received in April 1996 as a result of the Company's initial public offering. The proceeds were used to retire the $19.9 million long-term note payable and pay down the $3.2 million balance then outstanding on the revolving credit line. Remaining unused proceeds were invested in short-term interest bearing instruments or used for working capital or general corporate purposes.

On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which expires May 31, 1998. The Company's existing revolving line of credit agreement was terminated. The new agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and $35.0 million from July 1 through December 31 of each year. The Company is required to have not more than $5.0 million outstanding, excluding letters of credit, for a period of 45 days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at August 3, 1996) or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. Borrowings and letters of credit outstanding under the line were $2.9 million and $1.8 million, respectively, at August 3, 1996 leaving availability of $30.3 million.

- ----------------------
/1/  forward-looking statement

                          PART II.  OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

On August 29, 1996 the Company announced two senior management changes, associated with the recent development of a medical condition concerning Ralph
D. Dillon, the Company's Chairman of the Board and Chief Executive Officer.

Alan E. Zimtbaum was promoted to President and Chief Operating Officer, and will continue his duties as Chief Financial Officer. He previously served as Executive Vice President and Chief Financial Officer. Dennis R. Daugherty was promoted to the newly created position of Executive Vice President of Operations, where he will oversee the distribution and management information systems areas of the Company. Mr. Dillon remains Chairman of the Board and Chief Executive Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K
           (a)    Exhibits
                    3.1    Form of Amended and Restated By-laws
                   10.1    Business Loan Agreement, dated May 7, 1996, between
                           Cost Plus, Inc. and Bank of America National Trust
                           and Savings Association
                     11    Statement re: Computation of Per Share Earnings
                     27    Financial Data Schedule (submitted for SEC use only)


           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COST PLUS, INC.
                                      -------------------------------
                                      Registrant


Date: September 16, 1996              By: /s/ Alan E. Zimtbaum
                                          ---------------------------
                                          Alan E. Zimtbaum
                                          President and
                                          Chief Financial Officer