Form 10-Q
period 1996-11-02
COST PLUS INC/CA/
filed 1996-12-13
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 2, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----     EXCHANGE ACT OF 1934
          For the transition period from        to
                                         ------    ------

                         Commission file number 0-14970

                                COST PLUS, INC.
             (Exact name of registrant as specified in its charter)


           California                                     94-1067973
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  201 Clay Street, Oakland, California                        94607
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including                 (510) 893-7300
              area code

Former name, former address and former                         N/A
fiscal year, if changed since last report.


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

The number of shares of Common Stock, with $0.01 par value, outstanding on December 6, 1996 was 8,092,596.

                                COST PLUS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 2, 1996

                                     INDEX


                                                                        PAGE
PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements

                Balance Sheets as of November 2, 1996 (unaudited),
                 February 3, 1996 and October 21, 1995 (unaudited)         3

                Statements of Operations (unaudited)
                 for the thirteen and thirty-nine weeks ended
                 November 2, 1996 and October 21, 1995                     4

                Statements of Cash Flows (unaudited)
                 for the thirty-nine weeks ended November 2, 1996
                 and October 21, 1995                                      5

                Notes to Condensed Consolidated Financial Statements     6-7

ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8-9

PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K                          10

SIGNATURE PAGE                                                            11


                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     NOVEMBER 2,         FEBRUARY 3,       OCTOBER 21,
                                                        1996                1996              1995
                                                     (UNAUDITED)        (SEE NOTE 1)       (UNAUDITED)
                                                    -------------       ------------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $       1,093       $       2,181      $     2,638
  Merchandise inventories                                  56,228              35,213           45,856
  Other current assets                                      3,481               1,960            3,301
                                                    -------------       -------------      -----------
    Total current assets                                   60,802              39,354           51,795

Property and equipment, net                                58,994              58,300           57,329
Other assets                                                8,490               8,332            8,209
                                                    -------------       -------------      -----------

    Total assets                                    $     128,286       $     105,986      $   117,333
                                                    =============       =============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $      15,329       $       9,422      $    16,476
  Income taxes payable                                         --               3,359               --
  Accrued compensation                                      6,069               5,373            3,295
  Revolving line of credit                                 14,239               3,165           20,474
  Other current liabilities                                 7,304               6,933            6,150
                                                    -------------       -------------      -----------
    Total current liabilities                              42,941              28,252           46,395

Capital lease obligations                                  14,320              14,633           14,715
Note payable to related parties                                --              19,895           19,895
Deferred income taxes                                       4,455               4,455            4,646
Other long-term obligations                                 2,439               2,392            2,261

Shareholders' equity:
  Preferred stock, $.01 par value:
   5,000,000 shares authorized at
   November 2, 1996; none issued and outstanding               --                  --               --
  Common stock, $.01 par value:
   30,000,000,  6,819,931 and 6,819,931
   authorized; issued and outstanding
   8,090,993, 5,906,264 and 5,821,928                          81                  59               58
  Additional paid-in capital                               90,970              61,765           61,753
  Deficit                                                 (26,920)            (25,465)         (32,390)
                                                    -------------       -------------      -----------

    Total shareholders' equity                             64,131              36,359           29,421
                                                    -------------       -------------      -----------

Total liabilities and shareholders' equity          $     128,286       $     105,986      $   117,333
                                                    =============       =============      ===========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNT, UNAUDITED)


                                      Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                    -------------------------       --------------------------
                                    November 2,   October 21,       November 2,    October 21,
                                       1996          1995              1996           1995
                                    -----------   -----------       -----------    -----------
Net sales                             $ 45,041      $ 36,412          $ 124,154      $ 101,369
Cost of sales and occupancy             29,030        23,446             80,356         66,027
                                      --------      --------          ---------      ---------
 Gross profit                           16,011        12,966             43,798         35,342

Selling, general and administrative
 expenses                               15,718        13,327             42,284         35,502
Preopening store expenses                1,145           813              1,985          1,423
                                      --------      --------          ---------      ---------

Income (loss) from operations             (852)       (1,174)              (471)        (1,583)
Interest expense                           611         1,449              1,995          3,682
                                      --------      --------          ---------      ---------

Loss before income taxes                (1,463)       (2,623)            (2,466)        (5,265)
Benefit from income taxes                 (600)       (1,075)            (1,011)        (2,159)
                                      --------      --------          ---------      ---------

Net loss                              $   (863)     $ (1,548)         $  (1,455)     $  (3,106)
                                      ========      ========          =========      =========

Net loss per common and
 common equivalent share              $   (.10)     $   (.25)         $    (.18)     $    (.50)
                                      ========      ========          =========      =========

Weighted average common
 and common equivalent
 shares outstanding                      8,488         6,153              7,985          6,153
                                      ========      ========          =========      =========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                     THIRTY-NINE WEEKS ENDED
                                                                  ------------------------------
                                                                  NOVEMBER 2,        OCTOBER 21,
                                                                     1996               1995
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (1,455)       $   (3,106)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                       4,957             4,065
    Change in assets and liabilities:
      Merchandise inventories                                         (21,015)          (16,730)
      Other assets                                                     (2,051)           (2,074)
      Accounts payable                                                  6,264             6,041
      Income taxes payable                                             (3,359)           (1,841)
      Other liabilities                                                 1,052              (946)
                                                                   ----------        ----------

           Net cash used in operating activities                      (15,607)          (14,591)
                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (5,636)           (5,986)
                                                                   ----------        ----------

           Net cash used in investing activities                       (5,636)           (5,986)
                                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings under revolving line of credit           11,074            20,474
    Payment of note payable to related parties                        (19,895)               --
    Principal payments on capital lease obligations                      (251)             (196)
    Proceeds from issuance of stock, net of related costs              29,227              (378)
                                                                   ----------        ----------

           Net cash provided by financing activities                   20,155            19,900
                                                                   ----------        ----------

    Net decrease in cash and cash equivalents                          (1,088)             (677)
    Cash and cash equivalents:
       Beginning of period                                              2,181             3,315
                                                                   ----------        ----------

       End of period                                               $    1,093        $    2,638
                                                                   ==========        ==========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 AND OCTOBER 21, 1995
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 2, 1996 and October 21, 1995; the interim results of operations for the thirteen and thirty-nine weeks ended November 2, 1996 and October 21, 1995; and changes in cash flows for the thirty-nine weeks then ended. The balance sheet at February 3, 1996, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the thirteen and thirty-nine week periods herein presented are not necessarily indicative of the results to be expected for the full year.


2.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes was as follows:

                   Thirty-Nine Weeks Ended
                  -------------------------
                  November 2,   October 21,
                     1996          1995
                  -----------   -----------
                     ($000, unaudited)
Interest           $  2,298      $  3,652

Income Taxes       $  3,339      $  1,607



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

4.  REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which expires May 31, 1998. The Company's existing revolving line of credit agreement was terminated. The new agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and $35.0 million from July 1 through December 31 of each year. The Company is required to have not more than $5.0 million outstanding, excluding letters of credit, for a period of 45 days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at November 2, 1996) or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. Borrowings and letters of credit outstanding under the line were $14.2 million and $1.4 million, respectively, at November 2, 1996 leaving availability of $19.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE THIRTEEN WEEKS (THIRD QUARTER) AND THIRTY-NINE WEEKS (YEAR-TO-DATE) ENDED NOVEMBER 2, 1996 AS COMPARED TO THE THIRTEEN WEEKS (THIRD QUARTER) AND THIRTY-NINE WEEKS (YEAR-TO-DATE) ENDED OCTOBER 21, 1995.

NET SALES. Net sales increased $8.6 million, or 23.6%, to $45.0 million in the third quarter of 1996 from $36.4 million in the third quarter of 1995. Year-to-date net sales were $124.2 million in 1996, an increase of $22.8 million or 22.5% from 1995 net sales of $101.4 million. The third quarter and year-to-date increases in net sales were attributable to new stores and increases in comparable and non-comparable store sales. As of November 2, 1996, the Company operated 57 stores compared to 48 stores at November 4, 1995. These nine new stores contributed $5.2 million of the increase in third quarter net sales and $9.0 million of the increase in year-to-date net sales. Comparable store sales, calculated on a comparable, day-to-day basis, increased 6.0% for the third quarter and 5.2% on a year-to-date basis.

GROSS PROFIT. As a percentage of net sales, third quarter gross profit decreased slightly to 35.5% in 1996 from 35.6% in 1995 as a result of higher occupancy costs in stores which opened in the third quarter. Year-to-date gross profit increased to 35.3% in 1996 from 34.9% in 1995 as a result of leveraging occupancy costs. Occupancy costs as a percentage of net sales may fluctuate slightly from quarter to quarter depending on the number and timing of stores opened during the quarter relative to the existing store base. New stores generally have higher occupancy costs as a percentage of net sales until they reach maturity.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses decreased to 34.9% in the third quarter from 36.6% in the third quarter of the prior year. Year-to-date, SG&A expenses, as a percentage of net sales, decreased to 34.1% from 35.0% in the prior year. The third quarter of 1996 realized a benefit from advertising dollars being allocated more heavily to the fourth quarter of 1996. In addition, both the third quarter and year-to-date periods continued leveraging store and corporate payroll expenses which offset higher depreciation and amortization.

PREOPENING STORE EXPENSES. Preopening expenses, which include grand opening advertising and preopening merchandising expenses, were $1.1 million and $0.8 million for the third quarter of 1996 and 1995, respectively. Year-to-date, preopening expenses were $2.0 million in 1996 and $1.4 million in 1995. The Company opened five stores in the third quarter of 1996 and three in 1995. Year-to-date, the Company opened eight stores in 1996 and five stores in 1995.

INTEREST EXPENSE. Interest expense for the third quarter and year-to-date was lower than the comparable periods of the prior year due to the repayment of borrowings in April 1996 with the proceeds from the Company's initial public offering of its common stock.

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

-----------------------------
/1/ forward-looking statement

The Company's quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.


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

Net cash used in operating activities in the thirty-nine weeks ended November 2, 1996 totaled $15.6 million, an increase of $1.0 million over the prior year. The fiscal quarter ended two weeks later than in the prior year and therefore reflects higher seasonal inventories. This increase was partially offset by sales growth and the leveraging of expenses over a higher sales base.

Net cash used in investing activities, primarily for new stores, totaled $5.6 million in the thirty-nine weeks ended Novermber 2, 1996 and $6.0 million for the prior year. The Company estimates that 1996 capital expenditures will not exceed $8.4 million/1/.

Net cash provided by financing activities in the thirty-nine weeks ended November 2, 1996 included approximately $29.1 million received in April 1996 as a result of the Company's initial public offering. The proceeds were used to retire the $19.9 million long-term note payable and pay down the $3.2 million balance then outstanding on the revolving credit line. Remaining unused proceeds were invested in short-term interest bearing instruments or used for working capital or general corporate purposes.

On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which expires May 31, 1998. The Company's existing revolving line of credit agreement was terminated. The new agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and $35.0 million from July 1 through December 31 of each year. The Company is required to have not more than $5.0 million outstanding, excluding letters of credit, for a period of 45 days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at November 2, 1996) or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. Borrowings and letters of credit outstanding under the line were $14.2 million and $1.4 million, respectively, at November 2, 1996 leaving availability of $19.4 million.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In October, 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for the Company in fiscal 1996. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded to its stock based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share.

-----------------------------
/1/ forward-looking statement

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


                                    COST PLUS, INC.
                                    -------------------------------
                                    Registrant



Date: December 13, 1996             By:    /s/ Alan E. Zimtbaum
                                       ----------------------------
                                           Alan E. Zimtbaum
                                           President and
                                           Chief Financial Officer