Form 10-K405
period 1997-02-01
COST PLUS INC/CA/
filed 1997-04-30
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  [X]

     FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                      OR

  [_]
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  TO  .
                        COMMISSION FILE NUMBER 0-14970

                                COST PLUS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             94-1067973
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

                                                        94607

            201 CLAY STREET
          OAKLAND, CALIFORNIA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

    REGISTRANT'S TELEPHONE NUMBER,                 (510) 893-7300
          INCLUDING AREA CODE

FORMER NAME, FORMER ADDRESS AND FORMER
   FISCAL YEAR IF CHANGED SINCE LAST
                REPORT.
                                                         N/A

   SECURITIES REGISTERED PURSUANT TO
       SECTION 12(B) OF THE ACT:                        NONE

   SECURITIES REGISTERED PURSUANT TO
       SECTION 12(G) OF THE ACT:            COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K   X

  The aggregate market value of voting stock held by non-affiliates of the registrant on April 18, 1997 was approximately $58,134,843 based upon the last sale price reported for such date on the Nasdaq National Market. On that date, 8,109,540 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 1997 ("Proxy Statement") are incorporated by reference into Part III.

                                    PART I

BUSINESS

THE COMPANY

  Cost Plus, Inc. ("Cost Plus" or "the Company") is a leading specialty retailer of casual living and home entertaining products. The Company's business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at competitive prices in an exciting shopping environment. Cost Plus opened its first store in 1958 in San Francisco. After a long period of growth, the Company was sold in a leveraged buyout in 1987 and profitability subsequently deteriorated. The Company's current management team, hired beginning in 1990, instituted a number of key changes in the areas of merchandising, distribution, systems and controls. As a result, the Company has experienced a significant improvement in sales and profitability.

  Cost Plus' expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. Cost Plus stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 1996, the Company opened a total of nine stores, including two in existing markets in Las Vegas and Los Angeles and seven in new markets in Chicago, Houston, San Antonio and Austin.

MERCHANDISING

  Cost Plus' merchandising strategy is to offer customers a large selection of distinctive items, both nonconsumable and consumable, which are related to the theme of casual living and home entertaining.

  Format and Presentation. The Company's stores are designed to evoke the feeling of a "marketplace" through colorful and creative visual displays and merchandise presentations, including goods in open barrels and baskets, groupings of related products in distinct "shops" within the store, and in-store activities such as food and coffee tastings. The Company believes that its marketplace format provides customers with a fun shopping experience and encourages browsing throughout the store.

  The Company's merchandise is organized into major product categories. Complementary categories are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different products and categories together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market from the store entrance. The "power" aisle, in which "Real Deals" are displayed, leads the customer through the store into the different product areas. The Company uses a "swing" area near the front of the store to group seasonal products in themes, such as Christmas and Easter. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently.

  The Cost Plus World Market format is also designed to reinforce the store's value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk displays of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space with ten foot high perimeter fixturing and three major focus walls, displaying chairs, rugs and a coffee/tea marketplace.

  The Company believes that its customers usually visit a Cost Plus store as a destination store with a specific purchase in mind. The Company also believes that once in the store, its customers often spend additional time shopping and browsing, usually purchasing more items than they originally intended.

  Products. The Company believes its distinctive and unique merchandise differentiates Cost Plus from other retailers. Many of Cost Plus' products are proprietary or private label, often incorporating the Company's own designs, quality standards and specifications, and typically are not available at department stores and other specialty retailers. In addition to strengthening the stores' product offering, proprietary and private label goods typically offer higher gross margin opportunities than branded goods. A significant portion of Cost Plus' products are made abroad in approximately 50 countries, and many of these goods are handcrafted by local artisans. The Company also carries branded goods, primarily in the gourmet food and beverage category such as wine, beer and gourmet food items.

  The Company's products are divided into four major categories. Home decor, which represented approximately 25% of total fiscal 1996 sales, includes furniture, rugs, blinds, pillows, frames, garden items and baskets. Tabletop items, which represented approximately 17% of total fiscal 1996 sales, include ceramics, glassware, textiles and kitchen utensils from around the world. Gifts and decorative accessories, which represented approximately 21% of total fiscal 1996 sales, include collectibles, handcrafted items, posters, cards, jewelry, bath accessories, wrapping paper, candles and holiday and other seasonal items. Gourmet food and beverage, which represented approximately 37% of total fiscal 1996 sales, consist of branded and nonbranded goods including wine, micro-brewed and imported beer, gourmet foods, coffees, teas and candy. The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to promote a sense of discovery and to encourage repeat shopping. The Company regularly marks down and eliminates items that do not meet its turnover expectations.

  Pricing. Cost Plus offers quality products at competitive prices. The Company complements its competitive everyday prices with "Real Deals," opportunistic buys, enabling the Company to pass on additional savings to the customer. The Company routinely shops a variety of retailers to ensure that its products are competitively priced.

  Planning and Buying. Cost Plus effectively manages a large number of products by utilizing a centralized merchandise planning system. The Company maintains its own central buying staff which is responsible for establishing the assortment of inventory within the merchandise groups each season, including integrating trends or themes identified by the Company into its different product categories. The Company regularly monitors merchandise through its management information systems to identify and respond to product trends. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company's long standing relationships with overseas suppliers and its extensive knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers' expectations for quality and value. The Company's buyers communicate with district and store managers and use the management information systems to tailor the merchandise mix of individual stores to regional conditions and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

ADVERTISING

  The Company advertises through promotional ads in major daily newspapers, radio, television and direct mail. The Company's approach is to regionalize its advertising and to use the most efficient media mix within a geographic area. The Company uses four to ten page full color newspaper tabloids and color newspaper advertisements in selected markets to highlight product offerings and selected promotions. Radio and television advertising is often used for seasonal advertising, such as Christmas. For store grand openings, the Company uses a combination of newspaper, direct mail, radio and television.

PRODUCT SOURCING AND DISTRIBUTION

  The Company purchases all of its inventory through its central purchasing system, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 1,500 suppliers, and no supplier represented over 6.0% of total purchases in the fiscal year ended February 1, 1997. A significant portion of Cost Plus' products are made abroad in approximately 50 countries in Europe, North and South America, Asia and Africa. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers.

The Company's buyers often work with suppliers to produce unique products exclusive to Cost Plus. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for all product categories are available at comparable prices. Cost Plus purchases overseas products on a free-on-board shipping point basis, and the Company's insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area.

  All purchasing decisions are made by the Company's buyers who have primary responsibility for product selection, assortment and pricing. Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company's central replenishment system includes a store-specific, individualized inventory "model stock" which enables the Company to maintain adequate stock levels in each location. The Company believes its centralized purchasing system has helped it to reduce inventory levels and control out-of-stock situations.

  The Company currently services all of its stores from its single distribution center in Stockton, California. Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. The Company believes that its distribution center will be able to handle, or can be upgraded to handle, the Company's store expansion plans for the Western United States over the next three years. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial position and results of operations. To facilitate expanding to new regions such as Illinois and Texas, the Company anticipates the addition of a second smaller facility in the future.

MANAGEMENT INFORMATION SYSTEMS

  Each of the Company's stores is linked to the Cost Plus headquarters in Oakland, California through a point-of-sale system that interfaces with an IBM AS/400 computer. The Company's information systems keep a record, which is updated daily, of each merchandise item sold. The point-of-sale system also has scanning, "price-look-up" and on-line credit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company is in the process of upgrading its in-store information system to improve information flow to store management and enhance other in-store capabilities.

  The Company uses several other customized management information and control systems to direct the Company's operations and finances. These computerized systems are designed to ensure the integrity of the Company's inventory, allow the merchandising staff to reprice merchandise, replenish depleted store inventories, identify sales trends and monitor merchandise mix at individual stores and throughout all of the Company's stores. The Company believes that these systems allow for lower average store inventories, higher operating efficiency, better in-stock availability and fewer markdowns. These systems also enable the Company to produce the periodic financial reports necessary for monitoring and developing budgets for the Company's expanding business. The Company believes that its current management information system is readily upgradeable to support the Company's planned expansion for the foreseeable future.

COMPETITION

  The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and wholesale clubs. The Company's product categories compete with such specialty retailers as Bed, Bath & Beyond, The Bombay Company, Crate & Barrel, Garden Ridge, Lechters, Michaels Stores, Pier 1 Imports, Trader Joe's and Williams-Sonoma. Specialty retailers tend to have higher prices and a more narrow assortment of products than Cost Plus. Department stores typically have higher prices than Cost Plus for similar merchandise. Wholesale clubs may have lower prices than Cost Plus, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

EMPLOYEES

  As of February 1, 1997, the Company had 763 full-time and 884 part-time employees. Of these, 1,389 were employed in the Company's stores and 258 were employed in the distribution center and corporate office. The Company regularly supplements its work force with temporary workers especially in the fourth quarter of each year to service increased customer traffic during the peak Christmas season. Approximately 164 employees located in the 13 stores in Northern California are covered by a collective bargaining agreement which expires on December 31, 1998. The Company believes that its relationships with its employees are good.

TRADEMARKS

  The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Cost Plus," "Cost Plus World Market," "Crossroads" and "Where you can afford to be different" marks with the United States Patent and Trademark Office on the Principal Register and has applications pending for its "Cost Plus World Market" and "World Market" logos. The Company has also secured California state registration of its "Crossroads" trademark. The Company's policy is to pursue registration of its trademarks and to oppose strenuously infringement of its trademarks.

ITEM 2. PROPERTIES

  The Company currently operates 60 stores in eleven states. The average selling space of a Cost Plus World Market is 16,000 square feet. The table below summarizes the distribution of stores by state:

     Arizona................................................................   5
     California
      Northern California...................................................  17
      Southern California...................................................  16
     Colorado...............................................................   3
     Idaho..................................................................   1
     Illinois...............................................................   3
     Nevada.................................................................   2
     New Mexico.............................................................   1
     Oregon.................................................................   1
     Texas..................................................................   6
     Washington.............................................................   4
     Wisconsin..............................................................   1

  The Company leases land and buildings for 52 stores (of which 17 are capital leases), leases land and owns the buildings for six stores and owns the land and buildings for two stores. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease which expires in October 1998 and its distribution center of approximately 400,000 square feet in Stockton, California pursuant to a lease which expires in September 2001. The Company has three renewal options for five years each on its distribution center lease. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Effective as of November 29, 1996, the shareholders of the Company approved by written consent the following proposal:

  An increase of 250,000 shares in the number of shares reserved for issuance under the Company's 1995 Stock Option Plan and certain other amendments to the 1995 Stock Option Plan.

  The proposal was approved with 6,424,128 votes "FOR", 1,072,003 votes "AGAINST" and 8 votes abstaining. There were 8,090,893 shares of Common Stock outstanding as of October 25, 1996, the record date for the proposal. No shares were subject to broker non-votes.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

             NAME              AGE                     POSITION
             ----              ---                     --------
Ralph D. Dillon...............  56 Chairman and Chief Executive Officer
Alan E. Zimtbaum..............  53 President, Chief Operating Officer, Chief
                                   Financial Officer and Secretary
Dennis R. Daugherty...........  53 Executive Vice President, Operations
                                   Executive Vice President, Merchandising and
Kathi P. Lentzsch.............  41 Marketing
Michael S. Adams..............  54 Vice President, Marketing and Advertising
Patricia A. Belardi...........  54 Vice President, General Merchandising Manager
Malcolm R. Carden.............  50 Director of Finance and Treasurer
Joan S. Fujii.................  50 Vice President, Human Resources
                                   Chief Accounting Officer and Vice President,
Patricia T. Saucy.............  45 Controller
Gary D. Weatherford...........  40 Vice President, Store Operations

  Mr. Dillon has served as Chairman and Chief Executive Officer since August 1996. Prior to August 1996, Mr. Dillon served as President, Chairman and Chief Executive Officer since joining the Company in September 1990. From August 1987 to August 1990, Mr. Dillon served as President, Chief Operating Officer and a member of the Board of Directors of Family Dollar Stores, Inc., a discount retail chain. From 1985 to 1987, he was President and Chief Operating Officer of Coast America Corporation, a hardware store chain. From 1982 to 1984, he served as President and Chief Executive Officer of Bowater Home Center, Inc. a chain of home improvement stores.

  Mr. Zimtbaum was named President and Chief Operating Officer in August 1996 with continued responsibilities as Chief Financial Officer and Secretary. Prior to this, Mr. Zimtbaum served as Executive Vice President, Finance, Chief Financial Officer and Secretary since joining the Company in October 1990. From February 1990 through June 1990, Mr. Zimtbaum served as Senior Vice President of Finance at Ames Department Store. From January 1989 through January 1990, he served as Vice President and Chief Financial Officer at Allez Stores, a specialty apparel retailer. From 1981 to 1988, he served in various financial positions including Chief Financial Officer at The Gap.

  Mr. Daugherty was appointed to Executive Vice President of Operations in August 1996. Prior to August 1996, Mr. Daugherty served as Vice President, Distribution/Logistics since joining the Company in December 1990. From January 1988 to December 1990, Mr. Daugherty was employed by Coast to Coast Stores, Inc. (formerly Coast America Corp.) where he served most recently as Vice President of Distribution. Prior to that, Mr. Daugherty held various positions with the United States Armed Forces relating to transportation and distribution operations.

  Ms. Lentzsch joined the Company in February 1997 as Executive Vice President of Merchandising and Marketing. From May 1993 to May 1996, Ms. Lentzsch served as Senior Vice President, Merchandising at Pottery Barn. From April 1991 to May 1993, Ms. Lentzsch was Vice President, Merchandising and Marketing at Imposters. Prior to April 1991, she was Vice President, Merchandising at Pier 1 Imports.

  Mr. Adams joined the Company in February 1995 as Vice President, Marketing and Advertising. From August 1992 to February 1995, Mr. Adams managed his own retail consulting organization, The Sales Promotion Group. From December 1991 to August 1992, Mr. Adams was Vice President, Advertising at Jordan Marsh, a department store chain. From January 1990 to December 1991, Mr. Adams managed The Sales Promotion Group. From May 1970 to January 1990, he held various positions at Macy's Department Stores, including Vice President of Advertising/Print Media.

  Ms. Belardi joined the Company in May 1993 and has served as Vice President, Merchandising since January 1995. From May 1993 to January 1995, Ms. Belardi was the Company's Divisional Merchandise Manager, Import Departments. From August 1988 to May 1993, she was Vice President, Divisional Merchandise Manager Lingerie and Accessories at Macy's/Bullocks Department Stores. From 1979 to 1988, Ms. Belardi held various merchandise management positions at Mervyn's Stores.

  Mr. Carden was named the Company's Treasurer in August 1996 with continued responsibilities as Director of Finance. Mr. Carden joined the Company in October 1986 and has served as Director of Finance since May 1992. From October 1986 to May 1992 Mr. Carden served as Manager of Financial Planning. Prior to joining the Company, Mr. Carden was Manager of Strategic Planning for Genstar Corporation.
  Ms. Fujii joined the Company in May 1991 and has served as Vice President, Human Resources since October 1994. From May 1991 to October 1994, Ms. Fujii served as the Company's Director of Human Resources. From 1975 to May 1991, she was employed by Macy's California in the operations and personnel departments, ultimately serving as Vice President, Human Resources at Macy's Union Square store in San Francisco.

  Ms. Saucy was named the Company's Chief Accounting Officer in August 1996 with continued responsibilities as Vice President, Controller. Ms. Saucy joined the Company in January 1991 and served as Vice President, Controller from May 1991 to August 1996. From January 1991 to May 1991, Ms. Saucy served as the Company's Controller. From August 1990 to January 1991, she was Vice President and Controller at Crescent Jewelers, a jewelry retailer. From January 1986 to April 1990, Ms. Saucy served as Assistant Controller at Ross Stores, an off-price apparel retailer.

  Mr. Weatherford joined the Company in January 1988 and has served as Vice President, Store Operations since June 1995. From April 1991 to June 1995, Mr. Weatherford served as a Regional Manager for the Company, and from January 1990 to April 1991 he was a Senior Store Manager for the Company. From January 1988 to January 1990, Mr. Weatherford served as a Buyer and Store Design Director for Cost Plus.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
     MATTERS

MARKET INFORMATION

  The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "CPWM", where it has traded since the Company's initial public offering on April 4, 1996. The following table sets forth the high and low closing sales prices, for the periods indicated, as reported by the Nasdaq National Market.

                                                                    PRICE RANGE
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
   Fiscal Year Ended February 1, 1997
     First Quarter (from April 4, 1996)........................... $24.38 $18.25
     Second Quarter...............................................  30.50  19.88
     Third Quarter................................................  27.75  16.25
     Fourth Quarter...............................................  21.50  16.00

  On April 18, 1997, the last sale price of the Common Stock as reported on the Nasdaq National Market was $17.50 per share.

SHAREHOLDERS

  The number of shareholders of record as of April 18, 1997 was approximately
37. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

  The Company intends to retain any future earnings for funding growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                         PRO FORMA
                                        TWELVE MONTH
                                        PERIOD ENDED        FISCAL YEAR
                          FISCAL YEAR   FEBRUARY 3,  ----------------------------
                             1996         1996 (1)     1994      1993      1992
                          -----------   ------------ --------  --------  --------
                          (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............   $214,814       $182,845   $151,196  $133,864  $121,785
Cost of sales and
 occupancy..............    135,072        115,516     95,608    85,338    78,344
                           --------       --------   --------  --------  --------
  Gross profit..........     79,742         67,329     55,588    48,526    43,441
Selling, general and
 administrative
 expenses...............     62,649         54,110     46,561    41,371    38,100
Preopening store
 expenses...............      2,053          1,620      1,137       614       --
                           --------       --------   --------  --------  --------
Income from operations..     15,040         11,599      7,890     6,541     5,341
Interest expense........      2,451          5,131      4,862     4,851     4,917
                           --------       --------   --------  --------  --------
Income before income
 taxes..................     12,589          6,468      3,028     1,690       424
Provision for income
 taxes..................      5,162          2,652      1,211       725       273
                           --------       --------   --------  --------  --------
Net income..............   $  7,427       $  3,816   $  1,817  $    965  $    151
                           ========       ========   ========  ========  ========
Net income per common
 and common equivalent
 share..................   $   0.92       $   0.62        --        --        --
                           ========       ========
Weighted average common
 and common equivalent
 shares outstanding.....      8,105(2)       6,153        --        --        --
                           ========       ========
OPERATING DATA:
Percent of sales:
  Gross profit..........       37.1%          36.8%      36.8%     36.2%     35.7%
  Selling, general and
   administrative
   expenses.............       29.2%          29.6%      30.8%     30.9%     31.3%
  Income from
   operations...........        7.0%           6.3%       5.2%      4.9%      4.4%
Number of stores:
  Opened during period..          9              6          5         3       --
  Closed during period..        --             --           3       --          1
  Open at end of
   period...............         58             49         43        41        38
Average sales per
 selling square
 foot(3)................   $    252       $    238   $    224  $    213  $    199
Comparable store sales
 increase(4)............        6.1%           6.1%       7.7%      6.7%      7.4%
BALANCE SHEET DATA (AT
 PERIOD END):
Working capital.........   $ 24,807       $ 11,102   $  8,918  $  8,180  $  7,044
Total assets............    128,198        105,986     99,245    91,860    86,937
Note payable and capital
 lease obligations, less
 current portion........     14,215         34,528     34,839    35,070    35,311
Total shareholders'
 equity.................     73,209         36,359     32,542    30,723    29,758

--------
(1) Effective in fiscal 1995, the Company changed its fiscal year end from the Saturday closest to the end of February to the Saturday closest to the end of January. The Company's 1995 fiscal year was approximately 11 months (49 weeks) and ended on February 3, 1996. For comparison purposes, the 1995 results have been restated on a twelve month (54 week) pro forma basis. All other fiscal years presented consisted of 52 weeks.
(2) Reflects the 2,136,614 shares issued in the Company's initial public offering in April 1996.
(3) Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
(4) A store is included in comparable comparisons at the beginning of the store's fourteenth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Effective for the fiscal year ended February 3, 1996, the Company changed its fiscal year end from the Saturday closest to the end of February to the Saturday closest to the end of January. The Company's 1995 fiscal year was 11 months (49 weeks) and ended on February 3, 1996. The fiscal years ended February 25, 1995 (fiscal 1994) and February 1, 1997 (fiscal 1996) each consist of 12 months (52 weeks). For purposes of the following discussion, the period ended February 3, 1996 has been restated on a 12 month (54 week) pro forma basis.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statement of operations data, such data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                  PRO FORMA
                                 FISCAL YEAR     TWELVE MONTH    FISCAL YEAR
                                    ENDED        PERIOD ENDED       ENDED
                                 FEBRUARY 1,     FEBRUARY 3,     FEBRUARY 25,
                                     1997          1996(1)           1995
                                --------------  --------------  --------------
                                           (DOLLARS IN THOUSANDS)
   Net sales..................  $214,814 100.0% $182,845 100.0% $151,196 100.0%
   Cost of sales and occupan-
    cy........................   135,072  62.9   115,516  63.2    95,608  63.2
                                -------- -----  -------- -----  -------- -----
     Gross profit.............    79,742  37.1    67,329  36.8    55,588  36.8
   Selling, general and
    administrative expenses...    62,649  29.2    54,110  29.6    46,561  30.8
   Preopening store expenses..     2,053   0.9     1,620   0.9     1,137   0.8
                                -------- -----  -------- -----  -------- -----
   Income from operations.....    15,040   7.0    11,599   6.3     7,890   5.2
   Interest expense...........     2,451   1.1     5,131   2.8     4,862   3.2
                                -------- -----  -------- -----  -------- -----
   Income before income tax-
    es........................    12,589   5.9     6,468   3.5     3,028   2.0
   Provision for income tax-
    es........................     5,162   2.4     2,652   1.4     1,211   0.8
                                -------- -----  -------- -----  -------- -----
   Net income.................  $  7,427   3.5% $  3,816   2.1% $  1,817   1.2%
                                ======== =====  ======== =====  ======== =====
   Number of stores open at
    end of period.............        58              49              43

--------
(1) Results of operations for the unaudited pro forma 12 month period includes 54 weeks.

FISCAL 1996 COMPARED TO THE PRO FORMA TWELVE MONTH PERIOD ENDED FEBRUARY 3,
1996

  Net Sales. Net sales increased $32.0 million, or 17.5%, to $214.8 million in fiscal 1996 from $182.8 million in the twelve month period ended February 3, 1996. This increase in net sales was attributable to new stores and an increase in comparable store sales. At February 1, 1997, the Company operated 58 stores as compared to 49 stores at February 3, 1996. These additional nine new stores contributed $17.6 million of the sales increase. Comparable store sales, calculated on a comparable, day-to-day basis, increased 6.1% in fiscal 1996.

  Gross Profit. As a percentage of net sales, gross profit increased to 37.1% in fiscal 1996 from 36.8% in the twelve month period ended February 3, 1996. This improvement resulted from lower inventory shrink and freight costs, partially offset by higher occupancy costs in new stores. New stores generally have higher occupancy costs as a percentage of net sales until they reach maturity.

  Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses declined to 29.2% in fiscal 1996 compared to 29.6% in the twelve month period ended February 3, 1996. Lower store and corporate payroll expenses partially offset by higher advertising expenses contributed to the reduction in SG&A expenses as a percentage of net sales.

  Preopening Store Expenses. Preopening store expenses, which include grand opening advertising and preopening merchandising expenses, were $2.1 million for fiscal 1996 and $1.6 million for the twelve month period ended February 3, 1996. The increase in preopening expenses was the result of opening nine stores in fiscal 1996 versus opening six stores in fiscal 1995. On average, preopening expenses decreased to $228,000 per store in fiscal 1996 from $270,000 per store in fiscal 1995.

  Interest Expense. Interest expense in fiscal 1996 declined compared to the twelve month period ended February 3, 1996 as a result of the repayment of borrowing in April 1996 with the proceeds from the Company's initial public offering of its Common Stock.

  Provision for Income Taxes. The Company's effective tax rate for fiscal 1996 and the twelve months ended February 3, 1996 was 41%.

PRO FORMA TWELVE MONTH PERIOD ENDED FEBRUARY 3, 1996 COMPARED TO FISCAL 1994

  Net Sales. Net sales for the twelve month period ended February 3, 1996 were $182.8 million, a 20.9% increase from fiscal 1994 net sales of $151.2 million. Six stores opened during the twelve month period ended February 3, 1996 contributed $14.9 million of the growth in net sales. Comparable store sales, calculated on a comparable, day-to-day basis, for the proforma period ended February 3, 1996 increased 6.1% over the prior year.

  Gross Profit. As a percentage of net sales, gross profit was 36.8% in both periods.

  Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 29.6% in the twelve month period ended February 3, 1996 compared with 30.8% in fiscal 1994. This decline primarily resulted from lower store and corporate payroll expenses as a percentage of net sales.

  Preopening Store Expenses. Preopening store expenses increased to $1.6 million in the twelve month period ended February 3, 1996 from $1.1 million in fiscal 1994. The increase in preopening store expenses was attributable to the opening of six stores in 1995 as compared with five in 1994 and to an increase in the average preopening costs per store to $270,000 from $223,000. The increase in the average preopening costs per store resulted primarily from higher grand opening advertising expenses.

  Interest Expense. Interest expense was $5.1 million in the pro forma period ended February 3, 1996 compared to $4.9 million in fiscal 1994.

  Provision for Income Taxes. The Company's effective tax rate for the twelve month period ended February 3, 1996 was 41% compared with 40% in fiscal 1994. All available net operating loss carryforwards were fully utilized by the Company in prior periods.

INFLATION

  The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

QUARTERLY RESULTS AND SEASONALITY

  The following table sets forth the Company's unaudited quarterly operating results for its eight most recent quarterly periods. The quarterly results ended April 22, 1995, July 22, 1995, October 21, 1995 and February 3, 1996 have been restated to reflect the change in the Company's fiscal year end to the Saturday closest to the end of January.

                                                  THREE MONTHS ENDED
                                          -------------------------------------
                                           MAY 4,   AUG. 3,   NOV. 2,   FEB. 1,
                                            1996      1996      1996     1997
                                          --------  --------  --------  -------
                                           (IN THOUSANDS, EXCEPT PER SHARE
                                              DATA AND NUMBER OF STORES)
Net sales...............................  $39,127   $39,986   $45,041   $90,660
Gross profit............................   13,575    14,212    16,011    35,944
Net income (loss).......................     (395)     (197)     (863)    8,882
Net income (loss) per common and common
 equivalent share.......................  $ (0.06)  $ (0.02)  $ (0.10)  $  1.05
Number of stores open at end of period..       50        52        57        58
                                                  THREE MONTHS ENDED
                                          -------------------------------------
                                          APR. 22,  JUL. 22,  OCT. 21,  FEB. 3,
                                            1995      1995      1995    1996(1)
                                          --------  --------  --------  -------
                                           (IN THOUSANDS, EXCEPT PER SHARE
                                              DATA AND NUMBER OF STORES)
Net sales...............................  $31,874   $33,083   $36,412   $81,476
Gross profit............................   10,750    11,626    12,966    31,987
Net income (loss).......................     (638)     (920)   (1,548)    6,922
Net income (loss) per common and common
 equivalent share.......................  $ (0.10)  $ (0.15)  $ (0.25)  $  1.12
Number of stores open at end of period..       43        45        48        49

-------
(1) The three month period ended February 3, 1996 was a fifteen-week period as compared to the three month period ended February 1, 1997 which was a thirteen-week period.

  The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year/1/. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

  The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

  The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations by a footnote #1. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors including those set forth above.

-------
/1/  Forward looking statement

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

  Net cash provided by operating activities in the fiscal year ended February 1, 1997 totaled $14.2 million, an increase of $8.2 million over the eleven months ended February 3, 1996. Lower interest expense resulting from the paydown of outstanding debt, operating profit on higher sales and a higher level of payables due to an earlier Easter contributed to the increase.

  Net cash used in investing activities, primarily for new stores, totaled $8.0 million in the fiscal year ended February 1, 1997 and $5.6 million for the eleven months ended February 3, 1996. The Company estimates that 1997 capital expenditures will not exceed $10.9 million /1/.

  Net cash provided by financing activities in the fiscal year ended February 1, 1997 included approximately $29.1 million received in April 1996 as a result of the Company's initial public offering. The proceeds were used to retire the $19.9 million long-term note payable and pay down the $3.2 million balance then outstanding on the revolving credit line. Remaining unused proceeds were invested in short-term interest bearing instruments or used for working capital or general corporate purposes.

  On May 7, 1996 the Company terminated its existing line of credit and concurrently entered into a new revolving line of credit agreement with Bank of America which expires May 31, 1998. The new agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and $35.0 million from July 1 though December 31 of each year. The Company is required to have not more than $5.0 million outstanding, excluding letters of credit, for a period of at least 45 consecutive days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at February 1, 1997) or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventories and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. At February 1, 1997, the Company had no outstanding borrowings under the line of credit. Letters of credit totaling $2.2 million were outstanding leaving current availability of $17.8 million.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.
--------
/1/  Forward looking statement

ITEM 8. FINANCIAL STATEMENTS

                                COST PLUS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-2
Consolidated Balance Sheets................................................. F-3
Statements of Consolidated Operations....................................... F-4
Statements of Consolidated Shareholders' Equity............................. F-5
Statements of Consolidated Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Cost Plus, Inc.
Oakland, California

  We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. as of February 1, 1997 and February 3, 1996, and the related statements of consolidated operations, consolidated shareholders' equity and consolidated cash flows for the fiscal year ended February 1, 1997, the eleven month period ended February 3, 1996 and the fiscal year ended February 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cost Plus, Inc. as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for the fiscal year ended February 1, 1997, the eleven month period ended February 3, 1996 and the fiscal year ended February 25, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Francisco, California
March 14, 1997

                                COST PLUS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        FEBRUARY 1, FEBRUARY 3,
                                                           1997        1996
                                                        ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents............................  $ 14,398    $  2,181
  Merchandise inventories..............................    42,605      35,213
  Other current assets.................................     2,413       1,960
                                                         --------    --------
    Total current assets...............................    59,416      39,354
  Property and equipment, net..........................    60,205      58,300
  Other assets.........................................     8,577       8,332
                                                         --------    --------
    Total assets.......................................  $128,198    $105,986
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $ 14,706    $  9,422
  Income taxes payable.................................     6,095       3,359
  Accrued compensation.................................     6,607       5,373
  Revolving line of credit with related parties........       --        3,165
  Other current liabilities............................     7,201       6,933
                                                         --------    --------
    Total current liabilities..........................    34,609      28,252
Capital lease obligations..............................    14,215      14,633
Note payable to related parties........................       --       19,895
Deferred income taxes..................................     3,548       4,455
Other long-term obligations............................     2,617       2,392
Shareholders' equity:
  Preferred stock, $.01 par value: 5,000,000 and 0
   shares authorized; none issued and outstanding......       --          --
  Common stock, $.01 par value: 30,000,000 and
   6,819,931 shares authorized; issued and outstanding
   8,099,840 and 5,906,264 shares......................        81          59
  Additional paid-in capital...........................    91,166      61,765
  Deficit..............................................   (18,038)    (25,465)
                                                         --------    --------
    Total shareholders' equity.........................    73,209      36,359
                                                         --------    --------
Total liabilities and shareholders' equity.............  $128,198    $105,986
                                                         ========    ========

                See notes to consolidated financial statements.

                                COST PLUS, INC.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                            ENDED    PERIOD ENDED    ENDED
                                         FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                            1997         1996         1995
                                         ----------- ------------ ------------
Net sales...............................  $214,814     $171,548     $151,196
Cost of sales and occupancy.............   135,072      107,800       95,608
                                          --------     --------     --------
  Gross profit..........................    79,742       63,748       55,588
Selling, general and administrative
 expenses...............................    62,649       50,194       46,561
Preopening store expenses...............     2,053        1,620        1,137
                                          --------     --------     --------
Income from operations..................    15,040       11,934        7,890
Interest expense........................     2,451        4,843        4,862
                                          --------     --------     --------
Income before income taxes..............    12,589        7,091        3,028
Provision for income taxes..............     5,162        2,909        1,211
                                          --------     --------     --------
Net income..............................  $  7,427     $  4,182     $  1,817
                                          ========     ========     ========
Net income per common and common
 equivalent share.......................  $   0.92     $   0.68
                                          ========     ========
Weighted average common and common
 equivalent shares outstanding..........     8,105        6,153
                                          ========     ========

                See notes to consolidated financial statements.

                                COST PLUS, INC.

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                          (IN THOUSANDS EXCEPT SHARES)

                           PREFERRED STOCK     COMMON STOCK   ADDITIONAL               TOTAL
                          ------------------ ----------------  PAID-IN             SHAREHOLDERS'
                            SHARES    AMOUNT  SHARES   AMOUNT  CAPITAL   DEFICIT      EQUITY
                          ----------  ------ --------- ------ ---------- --------  -------------
Balance at
 February 26, 1994......   7,045,707   $ 70    514,400  $ 5    $62,114   $(31,464)    $30,725
Net income..............                                                    1,817       1,817
                          ----------   ----  ---------  ---    -------   --------     -------
Balance at
 February 25, 1995......   7,045,707     70    514,400    5     62,114    (29,647)     32,542
Stock conversion, net of
 related costs..........  (7,045,707)   (70) 5,307,528   53       (392)                  (409)
Exercise of stock
 options................                        84,336    1         43                     44
Net income..............                                                    4,182       4,182
                          ----------   ----  ---------  ---    -------   --------     -------
Balance at
 February 3, 1996.......         --     --   5,906,264   59     61,765    (25,465)     36,359
Initial public offering,
 net of related costs...                     2,136,614   21     28,876                 28,897
Stock issued under
 Employee stock
 purchase plan..........                        12,700   --        251                    251
Exercise of stock
 options................                        44,262    1        178                    179
Tax effect of
 disqualifying stock
 dispositions...........                                            96                     96
Net income..............                                                    7,427       7,427
                          ----------   ----  ---------  ---    -------   --------     -------
Balance at
 February 1, 1997.......         --    $ --  8,099,840  $81    $91,166   $(18,038)    $73,209
                          ==========   ====  =========  ===    =======   ========     =======

                See notes to consolidated financial statements.

                                COST PLUS, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                          FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                             ENDED    PERIOD ENDED    ENDED
                                          FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                             1997         1996         1995
                                          ----------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................   $ 7,427     $ 4,182      $ 1,817
Adjustments to reconcile net income to
 net cash
 provided by operating activities:
  Depreciation and amortization..........     6,810       5,158        4,884
  Loss on disposal of property and
   equipment.............................        81         153          492
  Deferred income taxes..................      (962)        (76)        (483)
  Change in assets and liabilities:
    Merchandise inventories..............    (7,392)     (4,153)      (4,643)
    Other assets.........................    (1,514)       (918)          40
    Accounts payable.....................     5,024      (2,692)       5,845
    Other liabilities....................     4,717       4,352        4,080
                                            -------     -------      -------
      Net cash provided by operating
       activities........................    14,191       6,006       12,032
                                            -------     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....    (8,001)     (5,599)      (6,535)
                                            -------     -------      -------
      Net cash used in investing
       activities........................    (8,001)     (5,599)      (6,535)
                                            -------     -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under
   revolving line of credit..............    (3,165)        616       (3,679)
  Principal payments on capital lease
   obligations...........................      (336)       (243)        (191)
  Issuance of stock......................    29,423        (365)         --
  Payments on other long term debt.......   (19,895)        --           --
                                            -------     -------      -------
      Net cash provided by (used in)
       financing activities..............     6,027           8       (3,870)
                                            -------     -------      -------
Net increase in cash and cash
 equivalents.............................    12,217         415        1,627
Cash and cash equivalents:
  Beginning of period....................     2,181       1,766          139
                                            -------     -------      -------
  End of period..........................   $14,398     $ 2,181      $ 1,766
                                            =======     =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for
   interest..............................   $ 2,850     $ 4,943      $ 4,922
                                            =======     =======      =======
  Cash paid during the year for taxes....   $ 3,358     $ 1,135      $   109
                                            =======     =======      =======

                See notes to consolidated financial statements.

                                COST PLUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Business--Cost Plus, Inc. and subsidiaries (the "Company") is a specialty retailer of casual home living and entertaining products. At February 1, 1997, the Company operated 58 stores under the name "Cost Plus World Market" in ten states primarily in the western United States. The Company's four product categories are (i) home decor including furniture, rugs and baskets, (ii) tabletop items including glassware, ceramics and kitchen utensils, (iii) gifts and decorative accessories such as handcrafted products, cards, jewelry, and seasonal goods and (iv) gourmet food and beverage such as wine, gourmet foods, coffees and teas.

  Fiscal Year--Effective in fiscal 1995, the Company has changed its fiscal year end from the Saturday closest to the last day of February to the Saturday closest to the last day of January. The fiscal years ended February 1, 1997 (fiscal 1996) and February 25, 1995 (fiscal 1994) contain 52 weeks. The eleven month period ended February 3, 1996 (fiscal 1995) contains 49 weeks.

  Principles of Consolidation--The consolidated financial statements include the accounts of Cost Plus, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

  Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents--The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

  Merchandise Inventories--Inventories are stated at the lower of cost or market as determined under the retail inventory method. Cost includes certain buying and distribution costs related to the procurement and processing of merchandise.

  Preopening Store Expenses--Preopening store expenses include grand opening advertising, labor and hiring expenses and are expensed as incurred.

  Property and Equipment--Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives which is generally five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the related lease terms or useful lives.

  Capitalized Leases--Noncancelable leases which meet the criteria of capital leases are capitalized as assets and amortized over the lease term, using the straight-line method.

  Other Assets--Goodwill is amortized on a straight-line basis over 40 years. Lease rights and interests are amortized on a straight-line basis over the lease term.

  Long Lived Assets--The Company's policy is to review the recoverability of all long-lived assets on an annual basis and whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's review as of February 1, 1997 and February 3, 1996, no material adjustment was made to the carrying value of such assets.

  Deferred Rent--Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company receives certain lease incentives,

                                COST PLUS, INC.

primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

  Advertising Expense--Advertising costs are expensed as incurred. For the fiscal year ended February 1, 1997, the eleven month period ended February 3, 1996, and the fiscal year ended February 25, 1995, advertising costs were $11,519,000, $8,725,000 and $7,763,000 respectively.

  Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions. At times, such amounts may be in excess of the FDIC insurance limits.

  Taxes on Income--Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than changes in the tax law or rates.

  Earnings per Share--Earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common stock options issued within one year of the Company's initial public offering were considered as outstanding for the entire period ended February 3, 1996.

  Stock Based Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

  Impact of New Accounting Standards--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS 128 at the beginning of each period is presented below:

                                                                   FISCAL FISCAL
                                                                    1996   1995
                                                                   ------ ------
   Pro forma EPS:
     Basic........................................................ $0.96  $0.72
     Diluted...................................................... $0.92  $0.68

                                COST PLUS, INC.

2. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
   Land and land improvements...........................  $  7,030    $  7,075
   Building and leasehold improvements..................    33,400      30,510
   Furniture, fixtures and equipment....................    23,683      19,164
   Facilities under capital leases......................    26,700      26,700
                                                          --------    --------
       Total............................................    90,813      83,449
   Less accumulated depreciation........................   (30,608)    (25,149)
                                                          --------    --------
   Property and equipment, net..........................  $ 60,205    $ 58,300
                                                          ========    ========

3. OTHER ASSETS

  Other assets consist of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
   Goodwill.............................................   $ 3,972     $ 3,972
   Lease rights and interests...........................     3,146       3,146
   Other................................................     5,805       5,099
                                                           -------     -------
       Total............................................    12,923      12,217
   Less accumulated amortization........................    (4,346)     (3,885)
                                                           -------     -------
   Other assets.........................................   $ 8,577     $ 8,332
                                                           =======     =======

                                COST PLUS, INC.

4. LEASES

  The Company leases certain property consisting of retail stores, warehouses, the corporate office and equipment. Store leases typically contain provisions for two to three renewal options for five to ten years each with renewal periods from 1997 to 2040 at the then current market rates. The retail store, warehouse and corporate office leases generally provide for the Company to assume the maintenance and all or a portion of the property tax obligations on the leased property.

  The minimum rental payments required under capital leases (with interest rates generally 12.75%) and noncancelable operating leases with an initial lease term in excess of one year at February 1, 1997, are as follows:

                                                   CAPITAL  OPERATING
                                                   LEASES     LEASES    TOTAL
                                                   -------  ---------- --------
                                                         (IN THOUSANDS)
   Year ending: 1998.............................. $ 2,245   $ 12,966  $ 15,211
             1999.................................   2,245     12,337    14,582
             2000.................................   2,270     10,919    13,189
             2001.................................   2,305     10,993    13,298
             2002.................................   1,928     10,623    12,551
   Thereafter through the year 2040...............  32,006     76,798   108,804
                                                   -------   --------  --------
   Minimum lease commitments......................  42,999   $134,636  $177,635
                                                             ========  ========
   Less amount representing interest.............. (28,367)
                                                   -------
   Present value of capital lease obligations.....  14,632
   Less current portion...........................    (417)
                                                   -------
   Long-term portion.............................. $14,215
                                                   =======

  Accumulated depreciation related to capital leases amounted to $9,580,000 and $8,482,000 at February 1, 1997 and February 3, 1996, respectively. Depreciation expense related to capitalized leases is classified as occupancy. For the fiscal year ended February 1, 1997, the eleven-month period ended February 3, 1996 and the fiscal year ended February 25, 1995, such depreciation expense was $1,098,000, $991,000 and $1,097,000, respectively.

  Minimum and contingent rental expense, which are based upon certain factors such as sales volume and property taxes, under operating and capital leases, as well as sublease rental income, are as follows:

                                         FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                            ENDED    PERIOD ENDED    ENDED
                                         FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                            1997         1996         1995
                                         ----------- ------------ ------------
                                                    (IN THOUSANDS)
   Operating leases:
     Minimum rental expense.............   $ 9,924     $ 7,127      $ 6,447
     Contingent rental expense..........       554         506          488
     Less sublease rental income........    (1,884)     (1,477)      (1,423)
                                           -------     -------      -------
       Total............................   $ 8,594     $ 6,156      $ 5,512
                                           =======     =======      =======
   Capital leases--contingent rental
    expense.............................   $   813     $   685      $   712
                                           =======     =======      =======

  Total minimum rental income to be received from noncancelable sublease agreements through 2011 is approximately $13,651,000 as of February 1, 1997.

                                COST PLUS, INC.

5. REVOLVING LINE OF CREDIT AND NOTE PAYABLE TO RELATED PARTIES

  Revolving line of credit and note payable to related parties (See Note 10) consist of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
   Revolving line of credit.............................    $--        $ 3,165
                                                            ====       =======
   Note payable.........................................    $--        $19,895
   Less current portion.................................     --            --
                                                            ----       -------
       Total............................................    $--        $19,895
                                                            ====       =======

  On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which expires May 31, 1998. The Company's existing revolving line of credit agreement was terminated. The new agreement allows for cash borrowings and letters of credit of up to $20,000,000 from January 1 through June 30 and $35,000,000 from July 1 through December 31 of each year. The Company is required to have not more than $5,000,000 outstanding, excluding letters of credit, for a period of 45 days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at February 1, 1997) or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. At February 1, 1997, the Company had no outstanding borrowings under the line of credit. Letters of credit totaling $2,160,590 were outstanding leaving current availability of $17,839,410.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires entities to disclose the fair value of their financial instruments. The carrying value of current assets and liabilities approximates their fair market value.

7. INCOME TAXES

  The provision for income taxes consists of the following:

                                          FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                             ENDED    PERIOD ENDED    ENDED
                                          FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                             1997         1996         1995
                                          ----------- ------------ ------------
                                                     (IN THOUSANDS)
   Payable:
     Federal.............................   $5,240       $2,399       $1,293
     State...............................    1,045          586          401
                                            ------       ------       ------
       Total payable.....................    6,285        2,985        1,694
                                            ------       ------       ------
   Deferred:
     Federal.............................     (989)         (11)        (330)
     State...............................     (134)         (65)        (153)
                                            ------       ------       ------
       Total deferred....................   (1,123)         (76)        (483)
                                            ------       ------       ------
   Provision for income taxes............   $5,162       $2,909       $1,211
                                            ======       ======       ======

                                COST PLUS, INC.

  In the year ended February 26, 1994 and prior years, the Company's California taxable income or loss was included in a California unitary combined franchise tax return with a shareholder who will absorb any California tax liability or benefit resulting therefrom. In subsequent periods, the Company is not included in the combined franchise tax return with this shareholder and has provided for its own California state taxes payable.

  The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                         FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                            ENDED    PERIOD ENDED    ENDED
                                         FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                            1997         1996         1995
                                         ----------- ------------ ------------
   U.S. federal statutory tax rate......    35.0%        34.0%        34.0%
   State income taxes (net of U.S.
    federal income tax benefit).........     4.7          5.3          5.7
   Goodwill amortization................     0.6          0.6          1.6
   Other................................     0.7          1.1         (1.3)
                                            ----         ----         ----
   Effective income tax rate............    41.0%        41.0%        40.0%
                                            ====         ====         ====

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                         FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                            ENDED    PERIOD ENDED    ENDED
                                         FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                            1997         1996         1995
                                         ----------- ------------ ------------
                                                    (IN THOUSANDS)
   Current deferred tax asset:
     Deductible reserves................   $   276     $   221      $   336
                                           -------     -------      -------
   Long-term deferred tax asset
    (liability):
     Deferred rent......................       838         560          703
     Capitalized leases.................      (919)     (1,225)      (1,578)
     Lease rights.......................      (810)       (861)        (925)
     Depreciation.......................    (2,016)     (2,564)      (2,877)
     Other..............................      (641)       (365)          32
                                           -------     -------      -------
       Total............................    (3,548)     (4,455)      (4,645)
                                           -------     -------      -------
   Net deferred tax liabilities.........   $(3,272)    $(4,234)     $(4,309)
                                           =======     =======      =======

8. EQUITY AND STOCK COMPENSATION PLANS

STOCK

  During the year ended February 25, 1995, the Company amended and restated its Articles of Incorporation to increase the number of authorized shares of common stock from 1,461,034 to 6,819,931.

  On March 17, 1995, the Company consummated a series of agreements ("Agreements") with its shareholders to change its existing capital structure and amend its credit facilities. The Company and its shareholders agreed to exchange existing 7,045,707 shares of preferred stock, 514,400 shares of common stock and 49,315 of unexercised preferred stock options for 5,307,528 shares of newly issued shares of common stock based on the exchange ratios as specified in the Agreements. The Company amended and restated its Articles of Incorporation to state that no shares of preferred stock are authorized.

                                COST PLUS, INC.

  On February 15, 1996, the Board of Directors authorized the amendment and restatement of its Articles of Incorporation to increase the number of authorized shares of common stock from 6,819,931 to 30,000,000 and authorize 5,000,000 shares of preferred stock for issuance.

OPTIONS

  The Company currently has options outstanding under three employee stock option plans: the 1988 Stock Option Plan ("1988 Plan"), the 1994 Stock Option Plan ("1994 Plan") and the 1995 Stock Option Plan ("1995 Plan"). The 1988 Plan permitted the granting of options to employees to purchase up to 219,155 shares of common stock at prices ranging from 85% to 100% of fair market value as of the date of grant. Options are exercisable over ten years and generally vest over four years. Upon approval of the 1994 Plan in March 1995, the 1988 Plan was terminated except for options then outstanding. The 1994 Plan permitted the granting of options to employees to purchase up to 862,656 shares of common stock at fair market value as of the date of grant. Options are exercisable over ten years and became fully vested upon the Company's initial public offering in April 1996. Upon approval of the 1995 Plan in November 1995, the 1994 Plan was terminated except for options then outstanding.

  The 1995 Plan permits the granting of options to employees and directors to purchase, at fair market value as of the date of grant, up to 774,669 shares of common stock, less the aggregate number of shares outstanding under the 1994 Plan grants or issued upon exercise of options granted under the 1994 Plan (364,927 at February 1, 1997). Options are exercisable over ten years and vest as determined by the Board of Directors, generally over three or four years. A 250,000 increase in the number of shares of common stock reserved for issuance under the 1995 Plan, along with certain other amendments to the 1995 Plan, was approved by the Board of Directors in October 1996 and the shareholders in November 1996.

  On March 13, 1996, the Board of Directors approved the 1996 Director Stock Option Plan ("Director Option Plan") which permits the granting of options to non-employee directors to purchase up to 28,300 shares of common stock at fair market value as of the date of grant. Each non-employee director elected after March 13, 1996 will automatically be granted, upon election, a nonstatutory option to purchase 7,075 shares of common stock. Options are exercisable over ten years and vest over a four year period.

  A summary of activity under the above option Plans is set forth below:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                              SHARES    PRICE
                                                              -------  --------
   Outstanding at February 26, 1994.........................  136,326   $0.17
     Canceled...............................................  (23,056)   0.17
                                                              -------
   Outstanding at February 25, 1995 (92,599 exercisable at a
    weighted average price of $0.18)........................  113,270    0.17
     Granted................................................  753,334    8.27
     Exercised..............................................  (84,336)   0.52
     Canceled...............................................  (61,311)   5.77
                                                              -------
   Outstanding at February 3, 1996 (95,349 exercisable at a
    weighted average price of $3.00)........................  720,957    8.26
     Granted................................................  188,725   17.78
     Exercised..............................................  (44,262)   4.01
     Canceled...............................................  (11,607)   8.47
                                                              -------
   Outstanding at February 1, 1997..........................  853,813   10.57
                                                              =======
   Exercisable at February 1, 1997..........................  331,083
                                                              =======

                                COST PLUS, INC.

  Additional information regarding options outstanding as of February 1, 1997 is as follows:

                                                         OPTIONS EXERCISABLE
                          WEIGHTED AVG.               -------------------------
   RANGE OF                 REMAINING   WEIGHTED AVG.             WEIGHTED AVG.
   EXERCISE     NUMBER     CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
    PRICES    OUTSTANDING  LIFE (YRS.)      PRICE     EXERCISABLE     PRICE
   --------   ----------- ------------- ------------- ----------- -------------
   $ 0.06 -
      0.06        2,310        5.1         $ 0.06         1,757       $0.06
     5.77 -
      5.94      329,326        8.1           5.77       329,326        5.77
    11.31 -
     15.00      347,602        8.8          11.46           --          --
    18.00 -
     18.25      174,575        9.8          18.01           --          --
                -------        ---         ------       -------       -----
                853,813        8.7         $10.57       331,083       $5.74
                =======        ===         ======       =======       =====

  At February 1, 1997, 144,601 and 21,225 shares were available for future grants under the 1995 Plan and Director Option Plan, respectively.

EMPLOYEE STOCK PURCHASE PLAN

  On March 13, 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan ("Purchase Plan"). A total of 300,000 shares have been authorized for issuance under the Purchase Plan. Employees who work at least 20 hours per week and more than five calendar months per calendar year and have been so employed for at least one year are eligible to have a specified percentage (not to exceed 10%) of each salary payment withheld to purchase common stock at 90% of the fair market value of the common stock as of the last day of the purchase period.

ADDITIONAL STOCK PLAN INFORMATION

  As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 1.8 years following vesting; stock volatility, 55.3% in both fiscal 1996 and in fiscal 1995; risk free interest rates, 5.9% in fiscal 1996 and 6.2% in fiscal 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1996 and fiscal 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $7,251,000 ($0.90 per share) in fiscal 1996 and $3,621,000 ($0.60 per share) in fiscal 1995. However, the impact of outstanding non-vested stock options granted prior to fiscal 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1996 and fiscal 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                                COST PLUS, INC.

9. EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) plan for employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $9,500 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code.

10. RELATED PARTY TRANSACTIONS

  At February 3, 1996, the Company had outstanding $23,060,000 on a note payable and line of credit agreement and $401,000 in interest payable to two shareholders (see Note 5). Proceeds from the Company's initial public offering in April 1996 were used to repay the note payable and the then outstanding balance under the line of credit agreement. In the fiscal year ended February 1, 1997, the eleven month period ended February 3, 1996 and the fiscal year ended February 25, 1995, related interest expense amounted to $409,405, $3,073,000 and $2,976,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 26, 1997 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated herein by reference to the section entitled "Executive Officers of the Registrant" at the end of Part I of this report and the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1. Financial Statements:
       See Item 8 for a list of financial statements.
    2. Financial Statement Schedules:
       Financial statement schedules of Cost Plus, Inc. have been omitted from
       Item 14(d) because they are not applicable or the information is included in the financial statements or notes thereto.
    3. List of Exhibits:
       See Exhibit Index on page 14.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Cost Plus, Inc.

                                         By:       /s/ Ralph D. Dillon
                                             ----------------------------------
Date: April 25, 1997                         RALPH D. DILLON CHAIRMAN AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Ralph D. Dillon           Chairman and Chief       April 25, 1997
-------------------------------------   Executive Officer
           RALPH D. DILLON

        /s/ Alan E. Zimtbaum           President, Chief         April 25, 1997
-------------------------------------   Operating Officer,
          ALAN E. ZIMTBAUM              Chief Financial
                                        Officer and
                                        Secretary

        /s/ Patricia T. Saucy          Chief Accounting         April 25, 1997
-------------------------------------   Officer, Vice
          PATRICIA T. SAUCY             President and
                                        Controller

       /s/ Joseph H. Coulombe          Director                 April 25, 1997
-------------------------------------
         JOSEPH H. COULOMBE

          /s/ Danny W. Gurr            Director                 April 25, 1997
-------------------------------------
            DANNY W. GURR

        /s/ Mervin G. Morris           Director                 April 25, 1997
-------------------------------------
          MERVIN G. MORRIS

         /s/ Edward A. Mule            Director                 April 25, 1997
-------------------------------------
           EDWARD A. MULE

      /s/ Olivier L. Trouveroy         Director                 April 25, 1997
-------------------------------------
        OLIVIER L. TROUVEROY

      /s/ Thomas D. Willardson         Director                 April 25, 1997
-------------------------------------
        THOMAS D. WILLARDSON

                               INDEX TO EXHIBITS

 EXHIBIT NO. DESCRIPTION OF EXHIBITS
 ----------- -----------------------
   3.1       Amended and Restated Articles of Incorporation as filed with the
             California Secretary of State on April 1, 1996.
   3.2/1/    Amended and Restated By-laws dated July 30, 1996.
  10.1/2/    Form of Indemnification Agreement between the Company and each of its directors and officers.
  10.2/2/    Third Amended and Restated 1988 Stock Option Plan and form of
             Stock Option Agreement thereunder/3/.
  10.3/2/    1994 Stock Option Plan and form of Stock Option Agreement
             thereunder/3/.
  10.4       1995 Stock Option Plan, as amended, and form of Stock Option
             Agreement thereunder/3/.
  10.5       Employment Agreement, dated September 6, 1990 between the Company and Ralph D. Dillon as amended by the First Amendment to
             Employment Agreement dated December 1, 1996/3/.
  10.6/2/    Lease Agreement, dated August 27, 1991, as amended, between the
             Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996.
  10.7/2/    Registration Rights Agreement, dated March 16, 1995, between the
             Company and certain holders of the Company's securities.
  10.8/1/    Business Loan Agreement, dated May 7, 1996, between the Company and Bank of America National Trust and Savings Association.
  10.9/2/    Management Incentive Plan/3/.
  10.10/2/   1996 Employee Stock Purchase Plan/3/.
  10.11/2/   1996 Director Option Plan and form of Stock Option Agreement thereunder/3/.
  10.12      Forms of Employment Severance Agreement/3/.
  11         Statement re: Computation of Per Share Earnings.
  21/2/      List of Subsidiaries.
  23         Independent Auditors' Consent.
  27         Financial Data Schedule (submitted for SEC use only).

--------
  /1/Exhibits 3.2 and 10.8 are incorporated by reference to Exhibits 3.1 and 10.1, respectively, to the Form 10-Q filed for the quarter ended August 3, 1996.
  /2/Exhibits 10.1, 10.2, 10.3, 10.6, 10.7, 10.9, 10.10, 10.11 and 21 are
incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.6, 10.11, 10.12, 10.13, 10.14 and 21.1, respectively, to the Registration Statement on Form S-1 effective April 3, 1996.
  /3/Management compensation plan or arrangement.