Form 10-Q
period 1997-05-03
COST PLUS INC/CA/
filed 1997-06-16
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




                  (Mark One)
  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 3, 1997

                                                        OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
                  For the transition period from ______ to _______

                         Commission file number 0-14970

                                 COST PLUS, INC.
             (Exact name of registrant as specified in its charter)


                       California                              94-1067973
    (State or other jurisdiction of incorporation or       (I.R.S. Employer
                      organization)                       Identification No.)

          201 Clay Street, Oakland, California                    94607
        (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code        (510) 893-7300

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

Yes    X    No___
      ---

The number of shares of Common Stock, with $0.01 par value, outstanding on June 6, 1997 was 8,145,493.

                                 COST PLUS, INC.

                                    FORM 10-Q

                        FOR THE QUARTER ENDED MAY 3, 1997

                                      INDEX






                                                                            PAGE

PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements

             Balance Sheets as of May 3, 1997 (unaudited),
               February 1, 1997 and May 4, 1996 (unaudited)                    3

             Statements of Operations (unaudited)
               for the three months ended May 3, 1997
               and May 4, 1996                                                 4

             Statements of Cash Flows (unaudited)
               for the three months ended May 3, 1997
               and May 4, 1996                                                 5

             Notes to Condensed Consolidated Financial Statements            6-7

ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8-9


PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                 10


SIGNATURE PAGE                                                                11

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                 COST PLUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                MAY 3,             February 1,              May 4,
                                                                 1997                 1997                   1996
                                                              (UNAUDITED)         (See Note 1)           (Unaudited)
                                                            ---------------      ---------------      ----------------

ASSETS
Current assets:
    Cash and cash equivalents                                 $       5,291        $       14,398       $        4,032
    Merchandise inventories                                          40,611                42,605               34,436
    Other current assets                                              2,406                 2,413                2,179
                                                            ---------------      ----------------     ----------------
          Total current assets                                       48,308                59,416               40,647

Property and equipment, net                                          59,594                60,205               58,084
Other assets                                                          8,542                 8,577                8,240
                                                            ---------------      ----------------     ----------------

           Total assets                                       $     116,444        $      128,198       $      106,971
                                                            ===============      ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $       9,373        $       14,706       $        8,182
    Income taxes payable                                                 --                 6,095                  763
    Accrued compensation                                              5,847                 6,607                5,315
    Other current liabilities                                         7,397                 7,201                6,490
                                                            ---------------      ----------------     ----------------
        Total current liabilities                                    22,617                34,609               20,750

Capital lease obligations                                            14,097                14,215               14,528
Deferred income taxes                                                 3,548                 3,548                4,455
Other long-term obligations                                           2,756                 2,617                2,194

Shareholders' equity:
    Preferred stock, $.01 par value: 5,000,000 shares
       authorized;
       none issued and outstanding                                       --                    --                   --
    Common stock, $.01 par value: 30,000,000 shares
       authorized;issued and outstanding 8,111,307,
       8,099,840 and 8,062.574                                           81                    81                   81
    Additional paid-in capital                                       91,276                91,166               90,823
    Deficit                                                         (17,931)              (18,038)             (25,860)
                                                            ---------------      ----------------     ---------------

        Total shareholders' equity                                   73,426                73,209               65,044
                                                            ---------------      ----------------     ----------------

Total liabilities and shareholders' equity                    $     116,444        $      128,198       $      106,971
                                                            ===============      ================     ================

            See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

                 STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)






                                                                THREE MONTHS ENDED
                                                        -----------------------------------
                                                           MAY 3,              MAY 4,
                                                            1997                1996
                                                        -------------       ---------------


Net sales                                               $       48,532      $        39,127
Cost of sales and occupancy                                     31,806               25,552
                                                        --------------      ---------------
  Gross profit                                                  16,726               13,575


Selling, general and administrative expenses                    15,786               13,055
Preopening store expenses                                          440                  284
                                                        --------------      ---------------

Income from operations                                             500                  236
Interest expense                                                   321                  905
                                                        --------------      ---------------

Income (loss) before income taxes                                  179                 (669)
Provision for (benefit from) income taxes                           72                 (274)
                                                        --------------      ---------------

Net income (loss)                                       $          107      $          (395)
                                                        ==============      ===============

Net income (loss) per common and common
  equivalent share                                      $          .01      $          (.06)

Weighted average common and common
  equivalent shares outstanding                                  8,419                6,978
                                                        ==============      ===============

            See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                             -----------------------------------

                                                                 May 3,                May 4,
                                                                  1997                  1996
                                                             ---------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $            107     $           (395)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                     1,896                1,604
      Loss on disposal of property and equipment                           10                   --
      Change in assets and liabilities:
         Merchandise inventories                                        1,994                  777
         Other assets                                                    (103)                (259)
         Accounts payable                                              (4,717)                (906)
         Income taxes payable                                          (6,095)              (2,596)
         Other liabilities                                               (439)                (720)
                                                             ----------------     ----------------

           Net cash used in operating activities                       (7,347)              (2,495)
                                                             ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (1,766)              (1,590)
                                                             ----------------     ----------------

            Net cash used in investing activities                      (1,766)              (1,590)
                                                             ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under revolving line of credit                            --               (3,165)
    Payment of note payable to related parties                             --              (19,895)
    Principal payments on capital lease obligations                      (104)                 (84)
    Proceeds from issuance of stock, net of related costs                 110               29,080

           Net cash provided by financing activities                        6                5,936
                                                             ----------------     ----------------

    Net increase (decrease) in cash and cash equivalents               (9,107)               1,851
    Cash and cash equivalents:
       Beginning of period                                             14,398                2,181
                                                             ----------------     ----------------

       End of period                                         $          5,291      $         4,032
                                                             ================     ================

            See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MAY 3, 1997 AND MAY 4, 1996
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 3, 1997 and May 4, 1996; the interim results of operations for the three months ended May 3, 1997 and May 4, 1996; and changes in cash flows for the three months then ended. The balance sheet at February 1, 1997, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 1, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 1, 1997.

The results of operations for the three month period herein presented are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standards --In February 1997, the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS"). SFAS 128 requires dual presentation of
              ------------------
basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate, at that time, EPS data for prior periods to conform with SFAS 128. Earlier application is not permitted. The pro forma effect assuming adoption of SFAS 128 at the beginning of each period is presented below:

                                            Three Months Ended
                                  -----------------------------------------
                                         May 3,                May 4,
                                          1997                  1996
                                  ------------------      -----------------
          Pro forma EPS:
           Basic and Diluted.............$0.01                $(0.06)


2.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes was as follows:

                                            Three Months Ended
                                  -----------------------------------------
                                         May 3,                May 4,
                                          1997                  1996
                                  ------------------      -----------------
                                              ($000, unaudited)

          Interest                   $      329              $     1,283
          Income Taxes               $    6,238              $     2,325

3. REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996, the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowings and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. The Company is required to have no borrowings, excluding letters of credit, for a period of at least 30 consecutive days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.50% at May 3, 1997) or LIBOR+1.75%, depending on the nature of the borrowings. A facility fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth and earnings coverage ratio. At May 3, 1997, the Company had no outstanding borrowings under the line of credit. Letters of credit totaling $2.2 million were outstanding leaving current availability of $17.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE THREE MONTHS (FIRST QUARTER) ENDED MAY 3, 1997 AS COMPARED TO THE THREE MONTHS (FIRST QUARTER) ENDED MAY 4, 1996.

NET SALES. Net sales increased $9.4 million, or 24.0%, to $48.5 million in the first quarter of 1997 from $39.1 million in the first quarter of 1996. This increase in net sales was attributable to new stores and increases in comparable and non-comparable store sales. As of May 3, 1997, the Company operated 60 stores compared to 50 stores a year ago. These 10 new stores contributed $6.5 million of the $9.4 million increase in net sales. Comparable store sales increased 7.9% for the period.

GROSS PROFIT. As a percentage of net sales, first quarter gross profit was 34.5% in 1997 compared to 34.7% in 1996. This slight decrease resulted from higher occupancy costs in new stores, partially offset by a sales mix more heavily weighted to higher margin goods and lower inventory shrink. New stores generally have higher occupancy costs as a percentage of net sales until they reach maturity.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses decreased to 32.5% in the first quarter from 33.4% in the first quarter of the prior year. Advertising expenses, as a percentage of net sales, were increased to support an earlier Easter and a new spring merchandising event. Higher advertising costs were offset by lower store and corporate payroll as a percentage of net sales.

PREOPENING STORE EXPENSES. Preopening expenses, which include grand opening advertising and preopening merchandising expenses, were higher in 1997 as a result of opening two stores in the first quarter compared to one store in the prior year.

INTEREST EXPENSE. Interest expense for the first quarter of 1997 consisted of $456,000 in capital lease interest partially offset by $135,000 of interest income. The previous year included interest expense on outstanding debt which was repaid in April 1996 with the proceeds from the Company's initial public offering of its common stock.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 40% in 1997 compared to 41% in 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year/1/. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters of its fiscal year and, as is typical in the retail industry, has incurred and may continue to incur lower income or losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

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

--------
/1/forward looking statement

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with borrowing under the Company's credit facilities and internally generated funds. The Company believes that the available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months/1/.

Net cash used in operating activities in the first quarter ended May 3, 1997, totaled $7.3 million, an increase of $4.8 million over the prior year. This increase resulted from income tax payments on the previous year's higher taxable income and the timing of payments for merchandise inventory.

Net cash used in investing activities, primarily for new stores, totaled $1.8 million in the first quarter of 1997 compared to $1.6 million in the prior year. The Company estimates that capital expenditures will approximate $11.0 million in the 1997 fiscal year.

Net cash provided by financing activities were minimal in the first quarter ending May 3, 1997 compared with $5.9 million in the first quarter of the prior year. Approximately $29.1 million was received in April 1996 as a result of the Company's initial public offering. These proceeds were used to retire a $19.9 million long-term note payable and pay down the $3.2 million balance then outstanding on the revolving credit line. Remaining unused proceeds were invested in short-term interest bearing instruments or used for working capital or general corporate purposes.

On May 7, 1996, the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowings and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. The Company is required to have no borrowings, excluding letters of credit, for a period of at least 30 consecutive days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.50% at May 3, 1997) or LIBOR+1.75%, depending on the nature of the borrowings. A facility fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventory and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth and earnings coverage ratio. At May 3, 1997, the Company had no outstanding borrowings under the line of credit. Letters of credit totaling $2.2 million were outstanding leaving current availability of $17.8 million.

IMPACT OF NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS").
                                                     ------------------
SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate, at that time, EPS data for prior periods to conform with SFAS 128. Earlier application is not permitted.







----------
/1/ forward looking statement

PART II.  OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

           (a) Exhibits
                   10.1   Amendment No. 2 to Business Loan Agreement dated
                          May 15, 1997, between the Company and Bank
                          of America National Trust and Savings Association.
                   11     Statement re:  Computation of Per Share Earnings.
                   27     Financial Data Schedule (submitted for SEC use only).


           (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended May 3, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   COST PLUS, INC.
                                   ----------------------------
                                   Registrant

                                   /s/       Alan E. Zimtbaum
                                   --------------------------------------------
Date: June 16, 1997                By:       Alan E. Zimtbaum
                                             President, Chief Operating Officer
                                             and Chief Financial Officer