Form 10-Q
period 1997-08-02
COST PLUS INC/CA/
filed 1997-09-05
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -----
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 2, 1997

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
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
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

The number of shares of Common Stock, $0.01 par value, outstanding on September 3, 1997 was 8,211,900.

                                COST PLUS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 2, 1997

                                     INDEX


                                                                      PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets as of August 2, 1997 (unaudited),
           February 1, 1997 and August 3, 1996 (unaudited)             3

          Statements of Operations (unaudited)
           for the three and six months ended
           August 2, 1997 and August 3, 1996                           4

          Statements of Cash Flows (unaudited)
           for the six months ended August 2, 1997
           and August 3, 1996                                          5

          Notes to Condensed Consolidated Financial Statements         6-7

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8-10


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders          11

ITEM 5.   Other Information                                            12

ITEM 6.   Exhibits and Reports on Form 8-K                             12


SIGNATURE PAGE                                                         13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            AUGUST 2,    FEBRUARY 1,     AUGUST 3,
                                                                              1997          1997            1996
                                                                           (UNAUDITED)   (SEE NOTE 1)   (UNAUDITED)
                                                                          ------------- -------------- ------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $      786     $   14,398     $    1,314
    Merchandise inventories                                                    50,557         42,605         41,231
    Other current assets                                                        2,609          2,413          2,060
                                                                           ----------     ----------     ----------

          Total current assets                                                 53,952         59,416         44,605
Property and equipment, net                                                    61,459         60,205         58,026
Other assets                                                                    8,271          8,577          8,222
                                                                           ----------     ----------     ----------

           Total assets                                                    $  123,682     $  128,198     $  110,853
                                                                           ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $   10,943     $   14,706     $    9,583
    Income taxes payable                                                           --          6,095            677
    Accrued compensation                                                        5,927          6,607          5,047
    Revolving line of credit                                                    4,900             --          2,909
    Other current liabilities                                                   7,222          7,201          6,718
                                                                           ----------     ----------     ----------

        Total current liabilities                                              28,992         34,609         24,934

Capital lease obligations                                                      13,980         14,215         14,424
Deferred income taxes                                                           3,548          3,548          4,455
Other long-term obligations                                                     2,854          2,617          2,228

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares authorized
      August 2, 1997; none issued and outstanding                                  --             --             --
    Common stock, $.01 par value: 30,000,000
      authorized;  issued and outstanding 8,210,502,
     8,099,840 and 8,071,449 shares                                                82             81             81
    Additional paid-in capital                                                 91,970         91,166         90,788
    Deficit                                                                   (17,744)       (18,038)       (26,057)
                                                                           ----------     ----------     ----------

        Total shareholders' equity                                             74,308         73,209         64,812
                                                                           ----------     ----------     ----------

        Total liabilities and shareholders' equity                         $  123,682     $  128,198     $  110,853
                                                                           ==========     ==========     ==========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)




                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                               ------------------------------    ----------------------------
                                                   AUGUST 2,      AUGUST 3,        AUGUST 2,      AUGUST 3,
                                                     1997           1996             1997           1996
                                               --------------   -------------    ------------   -------------
Net sales                                          $47,287         $39,986          $95,819         $79,113
Cost of sales and occupancy                         30,558          25,774           62,364          51,326
                                               --------------   -------------    ------------   -------------
      Gross profit                                  16,729          14,212           33,455          27,787

Selling, general and administrative
  expenses                                          15,758          13,511           31,544          26,566
Preopening store expenses                              200             556              640             840
                                               --------------   -------------    ------------   -------------


Income from operations                                 771             145            1,271             381
Interest expense                                       460             479              781           1,384
                                               --------------   -------------    ------------   -------------


Income (loss) before income taxes                      311            (334)             490          (1,003)
Provision for (benefit from) income taxes              124            (137)             196            (411)
                                               --------------   -------------    ------------   -------------


      Net income (loss)                            $   187         $  (197)         $   294        $   (592)
                                               ==============   =============    ============   =============

Net income (loss) per common and common
  equivalent share                                 $   .02         $  (.02)         $   .03        $   (.08)
                                               ==============   =============    ============   =============


Weighted average common and common
  equivalent shares outstanding                      8,563           8,511            8,489           7,733
                                               ==============   =============    ============   =============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                               ------------------------------
                                                                  AUGUST 2,        AUGUST 3,
                                                                    1997            1996
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $         294     $       (592)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                    3,874            3,285
      Loss on disposal of property and equipment                          31               --
      Change in assets and liabilities:
         Merchandise inventories                                      (7,952)          (6,018)
         Other assets                                                   (171)            (242)
         Accounts payable                                             (3,147)             512
         Income taxes payable                                         (6,095)          (2,682)
         Other liabilities                                              (449)            (746)
                                                               -------------    -------------

           Net cash used in operating activities                     (13,615)          (6,483)
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (5,494)          (3,110)
                                                               -------------    -------------

           Net cash used in investing activities                      (5,494)          (3,110)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings under revolving line of credit           4,900             (256)
    Payment of note payable to related parties                            --          (19,895)
    Principal payments on capital lease obligations                     (208)            (168)
    Proceeds from issuance of stock, net of related costs                805           29,045
                                                               -------------    -------------

           Net cash provided by financing activities                   5,497            8,726
                                                               -------------    -------------

    Net decrease in cash and cash equivalents                        (13,612)            (867)
    Cash and cash equivalents:
       Beginning of period                                            14,398            2,181
                                                               -------------    -------------

       End of period                                           $         786     $      1,314
                                                               =============    =============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 2, 1997 and August 3, 1996; the interim results of operations for the three and six months ended August 2, 1997 and August 3, 1996; and changes in cash flows for the six months then ended. The balance sheet at February 1, 1997, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 1, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 1, 1997.

The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

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

                          Three Months Ended       Six Months Ended
                         --------------------    ---------------------
                         August 2,  August 3,    August 2,   August 2,
                           1997       1996         1997        1996
                         ---------  ---------    ---------   ---------
    Pro forma EPS:
        Basic............. $0.02     $(0.02)       $0.04      $(0.08)
        Diluted........... $0.02     $(0.02)       $0.03      $(0.08)



In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, and No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoptions of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                                COST PLUS, INC.

2.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes was as follows:

                              Six Months Ended
                         ---------------------------
                          August 2,       August 3,
                            1997            1996
                         -----------     -----------
                               ($000, unaudited)

Interest                   $   764         $ 1,763

Income Taxes               $ 6,649         $ 2,322


3.  REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996, the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate (8.50% at August 2, 1997) or LIBOR plus 1.75%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants including minimum tangible net worth and earnings coverage ratio. At August 2, 1997, the Company had $4.9 million of outstanding borrowings under the line of credit and $2.9 million outstanding under letters of credit.

4.  STOCK OPTION PLANS

In June 1997, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 400,000 to a total of 1,424,669 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan. The 1996 Director Option Plan was also amended to increase the number of shares available for grant by 40,000 to a total of 68,300 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE THREE MONTHS ("SECOND QUARTER") AND SIX MONTHS ("YEAR-TO-DATE", "FIRST HALF") ENDED AUGUST 2, 1997 AS COMPARED TO THE THREE MONTHS ("SECOND QUARTER") AND SIX MONTHS ("YEAR-TO-DATE", "FIRST HALF") ENDED AUGUST 3, 1996.

NET SALES. Net sales increased $7.3 million, or 18.3%, to $47.3 million in the second quarter of fiscal 1997 from $40.0 million in the second quarter of fiscal 1996. For the first half of fiscal 1997, net sales were $95.8 million compared to $79.1 million for the same period of fiscal 1996, an increase of $16.7 million, or 21.1%. Comparable stores sales rose 6.8% in the second quarter and 7.3% in the first half, primarily as a result of a larger average transaction size. New store openings also contributed to the increase in net sales in both the second quarter and first half. As of August 2, 1997, the Company operated 60 stores compared to 52 stores as of August 3, 1996.

GROSS PROFIT. As a percentage of net sales, gross profit was 35.4% in the second quarter of fiscal 1997 compared to 35.5% in the second quarter of fiscal 1996. Year-to-date, gross profit, as a percentage of net sales, was 34.9% this year compared with 35.1% last year. These slight decreases resulted from higher occupancy costs in new stores, partially offset by a sales mix more heavily weighted towards home furnishings and home decorating products, which generally have higher gross margins than the Company average. Lower inventory shrinkage also offset the higher occupancy costs. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses improved 0.5% to 33.3% in the second quarter of fiscal 1997 from 33.8% in the second quarter of fiscal 1996 primarily as a result of leveraging store payroll. Year-to-date, SG&A expenses decreased to 32.9% in the current fiscal year from 33.6% last year. The year-to-date decrease in SG&A, as a percentage of net sales, resulted from lower store payroll and other SG&A expenses partially offset by higher advertising costs to support an earlier Easter and a new spring merchandising event.

PREOPENING STORE EXPENSES. Preopening store expenses, which include grand opening advertising and preopening merchandising expenses, were lower in the second quarter and first half of fiscal 1997 compared with the second quarter and first half of fiscal 1996, primarily as a result of the timing of store openings. In addition, year-to-date the average preopening costs per store declined to $217,000 from $240,000. This decrease in the average preopening costs per store was primarily attributable to lower grand opening advertising expenses. Expenses are generally incurred in both the month prior to and the month of the store opening and vary depending on the location of a store and whether it is located in a new or existing market.

INTEREST EXPENSE. Interest expense was $0.5 million in the second quarter of both fiscal 1997 and fiscal 1996. Interest expense in the first half of fiscal 1997 consisted of $911,000 in capital lease interest offset by $130,000 of net interest income. In the first half of the previous fiscal year, interest expense included capital lease interest and interest expense on debt which was repaid in April 1996 with the proceeds from the Company's initial public offering of its common stock.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 40.0% in fiscal 1997 compared to 41.0% in fiscal 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business is highly seasonal, reflecting the general pattern associated with much of the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year/1/. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, weather conditions, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with borrowings under the Company's credit facilities and internally generated funds. The Company believes that the available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital expenditures requirements for the next 12 months. /1/

Net cash used in operating activities in the first half of fiscal 1997 totaled $13.6 million, an increase of $7.1 million over the comparable period of the prior fiscal year. This increase resulted from higher income tax payments and the timing of payments for merchandise inventory.

Net cash used in investing activities, primarily for new stores, totaled $5.5 million for the first half of fiscal 1997 compared to $3.1 million in the comparable period of the prior fiscal year. The Company estimates that capital expenditures will approximate $11.0 million in fiscal 1997. /1/

Net cash provided by financing activities was $5.5 million in the first half of fiscal 1997 and included $4.9 million of borrowings under the Company's revolving line of credit agreement and $805,000 from the issuance of stock to employees pursuant to the Company's stock option and stock purchase plans. Net cash provided by financing activities in fiscal 1996 included approximately $29.1 million received in April 1996 as a result of the Company's initial public offering. These proceeds were used to retire a $19.9 million long-term note payable and pay down the $3.2 million balance then outstanding on the Company's revolving credit line. Remaining unused proceeds were used for working capital
and general corporate purposes.   The Company has entered into an agreement to
sell its San Francisco property and leaseback the store facility, subject to the satisfaction of certain conditions. If the transaction is completed, the Company will receive approximately $10.5 million in cash.

On May 7, 1996, the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate (8.50% at August 2, 1997) or LIBOR plus 1.75%, depending on the
nature of the borrowings.   The agreement is secured by the Company's inventory
and receivables. The Company is subject to certain financial covenants including minimum tangible net worth and earnings coverage ratio. At August 2, 1997, the Company had $4.9 million of outstanding borrowings under the line of credit and $2.9 million outstanding under letters of credit.

IMPACT OF NEW ACCOUNTING STANDARDS

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

- --------------------

     /1/  Forward looking statement

Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate, at that time, EPS data for prior periods to conform with SFAS 128. Earlier application is not permitted.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, and No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoptions of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Shareholders held on June 19, 1997, the shareholders voted on the following proposals:

PROPOSAL 1.  To re-elect seven directors for the ensuing year and until their successors are elected.

PROPOSAL 2.  To approve an amendment to the Company's 1995 Stock Option Plan to increase the shares reserved for issuance thereunder by 400,000 shares.

PROPOSAL 3.  To approve amendments to the Company's 1996 Director Option Plan to: (i) increase the shares reserved for issuance thereunder by 40,000 shares; and (ii) provide for automatic annual option grants of 2,000 shares to each of the Company's non-employee directors.

PROPOSAL 4.  To approve an amendment to the Company's By-Laws to authorize the
             Board of Directors to approve certain loans to officers of the Company without further shareholder approval.

PROPOSAL 5.  To approve the Company's 1997 Executive Officer and Key Employee
             Loan Plan.

PROPOSAL 6.  To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 1998.


1997 ANNUAL MEETING ELECTION RESULTS

PROPOSAL 1 - ELECTION OF DIRECTORS

 NAME                                FOR       WITHHELD
 ----                                ---       --------

 Ralph D. Dillon                  7,413,456        811
 Joseph H. Coulombe               7,413,364        903
 Danny W. Gurr                    7,403,493     10,774
 Mervin G. Morris                 7,403,493     10,774
 Edward A. Mule                   7,413,493        774
 Olivier L. Trouveroy             7,403,493     10,774
 Thomas D. Willardson             7,413,493        774

PROPOSAL 2, 3, 4, 5 AND 6

                                                                   BROKER
 PROPOSAL                          FOR        AGAINST   ABSTAIN   NON-VOTES
 --------                          ---        -------   -------   ---------
 Amendment to the 1995
  Stock Option Plan             6,126,445     870,434     3,882     413,506
 Amendments to the 1996
  Director Option Plan          6,954,928      41,664     4,169     413,506
 Amendment to the By-Laws       6,644,070     338,308     7,738     424,151
 Executive Officer and Key
  Employee Loan Plan            6,891,508      88,595    10,013     424,151
 Appointment of Deloitte &
  Touche LLP                    7,401,136      12,500       631           0

ITEM 5.  OTHER INFORMATION

Murray H. Dashe joined the Company as Vice Chairman of the Board of Directors, a newly created position, effective June 23, 1997. As Vice Chairman, Mr. Dashe is responsible for overseeing all day-to-day operations of the Company. Previously, Mr. Dashe served as Chief Operating Officer and as a member of the Board of Directors of Leslie's Poolmart., Inc., a swimming pool supplies retail chain.

In addition, see the Company's press release of September 3, 1997, a copy of which is attached as Exhibit 10.6, which is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

   (a)  Exhibits
            3.2   Amended and Restated By-laws.
           10.1   1995 Stock Option Plan, as amended.
           10.2   1996 Director Option Plan, as amended.
           10.3   1997 Executive Officer and Key Employee Loan Plan, dated May
                  7, 1997, incorporated by reference to Appendix C of the
                  Company's Proxy Statement dated May 22, 1997.
           10.4   Employment Agreement, dated June 17, 1997 between the Company and Murray H. Dashe.
           10.5   Employment Agreement, dated February 2, 1997 between the
                  Company and Kathi P. Lentzsch.
           10.6   Press release of September 3, 1997
           11     Statement re:  Computation of Per Share Earnings.
           27     Financial Data Schedule (submitted for SEC use only).


   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COST PLUS, INC.
                                      ----------------------------------
                                      Registrant

                                      /s/ Patricia T. Saucy
                                      ----------------------------------
                                      By: Patricia T. Saucy
                                          Vice President Finance

Date: September 5, 1997