Form 10-K
period 1997-02-01
COST PLUS INC/CA/
filed 1997-09-16
CIK 798955

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statement of operations data, such data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                   PRO FORMA
                                  FISCAL YEAR     TWELVE MONTH    FISCAL YEAR
                                     ENDED        PERIOD ENDED       ENDED
                                  FEBRUARY 1,     FEBRUARY 3,     FEBRUARY 25,
                                      1997          1996(1)           1995
                                 --------------  --------------  --------------
                                            (DOLLARS IN THOUSANDS)
   Net sales...................  $214,814 100.0% $182,845 100.0% $151,196 100.0%
   Cost of sales and occupan-
    cy.........................   135,072  62.9   115,516  63.2    95,608  63.2
                                 -------- -----  -------- -----  -------- -----
     Gross profit..............    79,742  37.1    67,329  36.8    55,588  36.8
   Selling, general and
    administrative expenses....    62,649  29.2    54,110  29.6    46,561  30.8
   Preopening store expenses...     2,053   0.9     1,620   0.9     1,137   0.8
                                 -------- -----  -------- -----  -------- -----
   Income from operations......    15,040   7.0    11,599   6.3     7,890   5.2
   Interest expense............     2,451   1.1     5,131   2.8     4,862   3.2
                                 -------- -----  -------- -----  -------- -----
   Income before income taxes..    12,589   5.9     6,468   3.5     3,028   2.0
   Provision for income taxes..     5,162   2.4     2,652   1.4     1,211   0.8
                                 -------- -----  -------- -----  -------- -----
   Net income..................  $  7,427   3.5% $  3,816   2.1% $  1,817   1.2%
                                 ======== =====  ======== =====  ======== =====
   Number of stores open at end
    of period..................        58              49              43

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

                                                     THREE MONTHS ENDED
                                             -------------------------------------
                                              MAY 4,   AUG. 3,   NOV. 2,   FEB. 1,
                                               1996      1996      1996     1997
                                             --------  --------  --------  -------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                 DATA AND NUMBER OF STORES)
Net sales................................... $39,127   $39,986   $45,041   $90,660
Gross profit................................  13,575    14,212    16,011    35,944
Net income (loss)...........................    (395)     (197)     (863)    8,882
Net income (loss) per common and common
 equivalent share........................... $ (0.06)  $ (0.02)  $ (0.10)  $  1.05
Number of stores open at end of period......      50        52        57        58
                                                     THREE MONTHS ENDED
                                             -------------------------------------
                                             APR. 22,  JUL. 22,  OCT. 21,  FEB. 3,
                                               1995      1995      1995    1996(1)
                                             --------  --------  --------  -------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                 DATA AND NUMBER OF STORES)
Net sales................................... $31,874   $33,083   $36,412   $81,476
Gross profit................................  10,750    11,626    12,966    31,987
Net income (loss)...........................    (638)     (920)   (1,548)    6,922
Net income (loss) per common and common
 equivalent share........................... $ (0.10)  $ (0.15)  $ (0.25)  $  1.12
Number of stores open at end of period......      43        45        48        49

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

                                COST PLUS, INC.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                             ENDED    PERIOD ENDED    ENDED
                                          FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                             1997         1996         1995
                                          ----------- ------------ ------------
Net sales................................  $214,814     $171,548     $151,196
Cost of sales and occupancy..............   135,072      107,800       95,608
                                           --------     --------     --------
  Gross profit...........................    79,742       63,748       55,588
Selling, general and administrative
 expenses................................    62,649       50,194       46,561
Preopening store expenses................     2,053        1,620        1,137
                                           --------     --------     --------
Income from operations...................    15,040       11,934        7,890
Interest expense.........................     2,451        4,843        4,862
                                           --------     --------     --------
Income before income taxes...............    12,589        7,091        3,028
Provision for income taxes...............     5,162        2,909        1,211
                                           --------     --------     --------
Net income...............................  $  7,427     $  4,182     $  1,817
                                           ========     ========     ========
Net income per common and common
 equivalent share........................  $   0.92     $   0.68
                                           ========     ========
Weighted average common and common
 equivalent shares outstanding...........     8,105        6,153
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

  The minimum rental payments required under capital leases (with interest rates generally 12.75%) and noncancelable operating leases with an initial lease term in excess of one year at February 1, 1997, are as follows:

                                                    CAPITAL  OPERATING
                                                    LEASES     LEASES    TOTAL
                                                    -------  ---------- --------
                                                          (IN THOUSANDS)
   Year ending: 1998............................... $ 2,245   $ 12,966  $ 15,211
             1999..................................   2,245     12,337    14,582
             2000..................................   2,270     10,919    13,189
             2001..................................   2,305     10,993    13,298
             2002..................................   1,928     10,623    12,551
   Thereafter through the year 2040................  32,006     76,798   108,804
                                                    -------   --------  --------
   Minimum lease commitments.......................  42,999   $134,636  $177,635
                                                              ========  ========
   Less amount representing interest............... (28,367)
                                                    -------
   Present value of capital lease obligations......  14,632
   Less current portion............................    (417)
                                                    -------
   Long-term portion............................... $14,215
                                                    =======

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

  Minimum and contingent rental expense, which are based upon certain factors such as sales volume and property taxes, under operating and capital leases, as well as sublease rental income, are as follows:

                                          FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                             ENDED    PERIOD ENDED    ENDED
                                          FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                             1997         1996         1995
                                          ----------- ------------ ------------
                                                     (IN THOUSANDS)
   Operating leases:
     Minimum rental expense..............   $ 9,924     $ 7,127      $ 6,447
     Contingent rental expense...........       554         506          488
     Less sublease rental income.........    (1,884)     (1,477)      (1,423)
                                            -------     -------      -------
       Total.............................   $ 8,594     $ 6,156      $ 5,512
                                            =======     =======      =======
   Capital leases--contingent rental
    expense..............................   $   813     $   685      $   712
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

7. INCOME TAXES

  The provision for income taxes consists of the following:

                                           FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                              ENDED    PERIOD ENDED    ENDED
                                           FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                              1997         1996         1995
                                           ----------- ------------ ------------
                                                      (IN THOUSANDS)
   Payable:
     Federal..............................   $5,240       $2,399       $1,293
     State................................    1,045          586          401
                                             ------       ------       ------
       Total payable......................    6,285        2,985        1,694
                                             ------       ------       ------
   Deferred:
     Federal..............................     (989)         (11)        (330)
     State................................     (134)         (65)        (153)
                                             ------       ------       ------
       Total deferred.....................   (1,123)         (76)        (483)
                                             ------       ------       ------
   Provision for income taxes.............   $5,162       $2,909       $1,211
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

  The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                          FISCAL YEAR ELEVEN MONTH FISCAL YEAR
                                             ENDED    PERIOD ENDED    ENDED
                                          FEBRUARY 1, FEBRUARY 3,  FEBRUARY 25,
                                             1997         1996         1995
                                          ----------- ------------ ------------
   U.S. federal statutory tax rate.......    35.0%        34.0%        34.0%
   State income taxes (net of U.S.
    federal income tax benefit)..........     4.7          5.3          5.7
   Goodwill amortization.................     0.6          0.6          1.6
   Other.................................     0.7          1.1         (1.3)
                                             ----         ----         ----
   Effective income tax rate.............    41.0%        41.0%        40.0%
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

  A summary of activity under the above option Plans is set forth below:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                              SHARES    PRICE
                                                              -------  --------
   Outstanding at February 26, 1994.......................... 136,326   $0.17
     Canceled................................................ (23,056)   0.17
                                                              -------
   Outstanding at February 25, 1995 (92,599 exercisable at a
    weighted average price of $0.18)......................... 113,270    0.17
     Granted................................................. 753,334    8.27
     Exercised............................................... (84,336)   0.52
     Canceled................................................ (61,311)   5.77
                                                              -------
   Outstanding at February 3, 1996 (95,349 exercisable at a
    weighted average price of $3.00)......................... 720,957    8.26
     Granted................................................. 188,725   17.78
     Exercised............................................... (44,262)   4.01
     Canceled................................................ (11,607)   8.47
                                                              -------
   Outstanding at February 1, 1997........................... 853,813   10.57
                                                              =======
   Exercisable at February 1, 1997........................... 331,083
                                                              =======

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