Form 10-K405/A
period 1997-02-01
COST PLUS INC/CA/
filed 1997-09-29
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 TO FORM 10-K ON

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________ TO __________.

                        COMMISSION FILE NUMBER 0-14970

                                COST PLUS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             94-1067973
    (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



            201 CLAY STREET                            94607
          OAKLAND, CALIFORNIA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

    REGISTRANT'S TELEPHONE NUMBER,                 (510) 893-7300
          INCLUDING AREA CODE

FORMER NAME, FORMER ADDRESS AND FORMER
   FISCAL YEAR IF CHANGED SINCE LAST
                REPORT.                                 N/A

   SECURITIES REGISTERED PURSUANT TO
       SECTION 12(B) OF THE ACT:                        NONE

   SECURITIES REGISTERED PURSUANT TO
       SECTION 12(G) OF THE ACT:            COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K   X
                ---

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

MERCHANDISING

  Cost Plus' merchandising strategy is to offer customers a large selection of distinctive items related to the theme of casual living and home entertaining.

  Format and Presentation. The Company's stores are designed to evoke the feeling of a "marketplace" through colorful and creative visual displays and merchandise presentations, including goods in open barrels and baskets, groupings of related products in distinct "shops" within the store, and in-store activities such as cooking demonstrations and food and coffee tastings. The Company believes that its marketplace effect provides customers with a fun shopping experience and encourages browsing throughout the store.

  The average selling space of a Cost Plus World Market is approximately 16,000 square feet, which allows space and flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market from the store entrance. The "power" aisle, in which "Real Deals" are displayed, leads the customer through the store into the different product areas. The Company uses a "swing" area near the front of the store to group seasonal products in themes, such as Christmas and Easter. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed monthly.

  The Cost Plus World Market format is also designed to reinforce the store's value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk displays of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space through, for example, a display of chairs arranged on a wall and rugs hanging from vertical display racks.

  The Company believes that its customers usually visit a Cost Plus store as a destination store with a specific purchase in mind. The Company also believes that once in the store, its customers often spend additional time shopping and browsing, usually purchasing more items than they originally intended.

  Products. The Company believes its distinctive and unique merchandise differentiates Cost Plus from other retailers. Many of Cost Plus' products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and typically are not available at department stores and other specialty retailers. In addition to strengthening the stores' product offering, proprietary and private label goods typically offer higher gross margin opportunities than branded goods. A significant portion of Cost Plus' products are made abroad in over 50 countries, and many of these goods are handcrafted by local artisans.

  The Company's product offerings are designed to provide solutions to customers' casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, frames and baskets. Cost Plus' furniture products include ready-to-assemble living and dining room pieces as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products offer the casual gourmet an assortment of products organized around a variety of themes such as baking, food preparation, barbecue and international dining.

  Cost Plus World Markets offer a number of gift and decorative accessories, including collectibles, cards, wrapping paper and Christmas and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

  Cost Plus also offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverage, generally have lower margins than the Company's average. Coffee, roasted at the Company's own roasting plant, is sold over-the-counter from bulk containers. Packaged snacks, candy and pasta are displayed in open barrels and crates. Gourmet foods include a sampling of products from around the world, including seasonal items that relate to "old world" holidays and customs.

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

ITEM 6. SELECTED FINANCIAL DATA

                                         PRO FORMA
                                        TWELVE MONTH ELEVEN MONTH
                                        PERIOD ENDED PERIOD ENDED        FISCAL YEAR
                          FISCAL YEAR   FEBRUARY 3,  FEBRUARY 3,  ----------------------------
                             1996         1996 (1)     1996(1)      1994      1993      1992
                          -----------   ------------ ------------ --------  --------  --------
                            (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............   $214,814       $182,845     $171,548   $151,196  $133,864  $121,785
Cost of sales and
 occupancy..............    135,072        115,516      107,800     95,608    85,338    78,344
                           --------       --------     --------   --------  --------  --------
  Gross profit..........     79,742         67,329       63,748     55,588    48,526    43,441
Selling, general and
 administrative
 expenses...............     62,649         54,110       50,194     46,561    41,371    38,100
Preopening store
 expenses...............      2,053          1,620        1,620      1,137       614       --
                           --------       --------     --------   --------  --------  --------
Income from operations..     15,040         11,599       11,934      7,890     6,541     5,341
Interest expense........      2,451          5,131        4,843      4,862     4,851     4,917
                           --------       --------     --------   --------  --------  --------
Income before income
 taxes..................     12,589          6,468        7,091      3,028     1,690       424
Provision for income
 taxes..................      5,162          2,652        2,909      1,211       725       273
                           --------       --------     --------   --------  --------  --------
Net income..............   $  7,427       $  3,816     $  4,182   $  1,817  $    965  $    151
                           ========       ========     ========   ========  ========  ========
Net income per common
 and common equivalent
 share..................   $   0.92       $   0.62     $   0.68        --        --        --
                           ========       ========     ========
Weighted average common
 and common equivalent
 shares outstanding.....      8,105(2)       6,153        6,153        --        --        --
                           ========       ========     ========
OPERATING DATA:
Percent of sales:
  Gross profit..........       37.1%          36.8%        37.2%      36.8%     36.2%     35.7%
  Selling, general and
   administrative
   expenses.............       29.2%          29.6%        29.3%      30.8%     30.9%     31.3%
  Income from
   operations...........        7.0%           6.3%         6.9%       5.2%      4.9%      4.4%
Number of stores:
  Opened during period..          9              6            6          5         3       --
  Closed during period..        --             --           --           3       --          1
  Open at end of
   period...............         58             49           49         43        41        38
Average sales per
 selling square
 foot(3)................   $    252       $    238     $    228   $    224  $    213  $    199
Comparable store sales
 increase(4)............        6.1%           6.1%         6.6%       7.7%      6.7%      7.4%

BALANCE SHEET DATA (AT
 PERIOD END):
Working capital.........   $ 24,807       $ 11,102     $ 11,102   $  8,918  $  8,180  $  7,044
Total assets............    128,198        105,986      105,986     99,245    91,860    86,937
Note payable and capital
 lease obligations, less
 current portion........     14,215         34,528       34,528     34,839    35,070    35,311
Total shareholders'
 equity.................     73,209         36,359       36,359     32,542    30,723    29,758

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                           PRO FORMA
                              FISCAL YEAR TWELVE MONTH ELEVEN MONTH FISCAL YEAR
                                 ENDED    PERIOD ENDED PERIOD ENDED    ENDED
                              FEBRUARY 1, FEBRUARY 3,  FEBRUARY 3,  FEBRUARY 25,
                                 1997       1996(1)      1996(1)        1995
                              ----------- ------------ ------------ ------------
Net sales...................     100.0%      100.0%       100.0%       100.0%
Cost of sales and
 occupancy..................      62.9        63.2         62.8         63.2
                                 -----       -----        -----        -----
  Gross profit..............      37.1        36.8         37.2         36.8
Selling, general and
 administrative expenses....      29.2        29.6         29.3         30.8
Preopening store expenses...       0.9         0.9          1.0          0.8
                                 -----       -----        -----        -----
Income from operations......       7.0         6.3          6.9          5.2
Interest expense............       1.1         2.8          2.8          3.2
                                 -----       -----        -----        -----
Income before income taxes..       5.9         3.5          4.1          2.0
Provision for income taxes..       2.4         1.4          1.7          0.8
                                 -----       -----        -----        -----
Net income..................       3.5%        2.1%         2.4%         1.2%
                                 =====       =====        =====        =====
Number of stores open at end
 of period..................        58          49           49           43

--------
(1) The Company changed its 1995 fiscal year end from February 25, 1996 to February 3, 1996 and, as a result, fiscal 1995 was an 11 month (49 week) period. The pro forma twelve month period ended February 3, 1996 was 54 weeks.

FISCAL 1996 COMPARED TO THE PRO FORMA TWELVE MONTH PERIOD ENDED FEBRUARY 3,
1996

  Net Sales. Net sales increased $32.0 million, or 17.5%, to $214.8 million in fiscal 1996 from $182.8 million in the twelve month period ended February 3, 1996. This increase in net sales was attributable to new stores and an increase in comparable store sales, and was slightly offset by two less weeks of sales in fiscal 1996 than in pro forma twelve month period ended
February 3, 1996. At February 1, 1997, the Company operated 58 stores as compared to 49 stores at February 3, 1996. These additional nine new stores contributed $17.6 million of the sales increase. Comparable store sales, calculated on a comparable, day-to-day basis, increased 6.1% in fiscal 1996 primarily from a larger average transaction size.

  Gross Profit. As a percentage of net sales, gross profit increased to 37.1% in fiscal 1996 from 36.8% in the twelve month period ended February 3, 1996. This improvement resulted from lower inventory shrink and freight costs, partially offset by higher occupancy costs in new stores. New stores generally have higher occupancy costs as a percentage of net sales until they reach maturity.

  Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses declined to 29.2% in fiscal 1996 compared to 29.6% in the twelve month period ended February 3, 1996. As a percentage of net sales, lower store and corporate payroll expenses were partially offset by higher advertising expenses.

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

PRO FORMA TWELVE MONTH PERIOD ENDED FEBRUARY 3, 1996 COMPARED TO FISCAL 1994

  Net Sales. Net sales for the twelve month period ended February 3, 1996 were $182.8 million, a 20.9% increase from fiscal 1994 net sales of $151.2 million. Six stores opened during the twelve month period ended February 3, 1996 contributed $14.9 million of the growth in net sales. Comparable store sales, calculated on a comparable, day-to-day basis, for the proforma period ended February 3, 1996 increased 6.1% over the prior year primarily from a larger average transaction size. In addition, there were two extra weeks of sales than in the prior year due to the change in the year end.

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

  WHILE THE COMPANY BELIEVES THE COMPARISONS TO PRO FORMA FISCAL 1995 PROVIDED ABOVE ARE MORE MEANINGFUL, THE DISCUSSION BELOW IS PROVIDED AS ADDITIONAL INFORMATION.

FISCAL 1996 COMPARED TO THE ELEVEN MONTH PERIOD ENDED FEBRUARY 3, 1996

  Fiscal 1996, the twelve month period ended February 1, 1997, was a fifty-two week period. The eleven month period ended February 3, 1996 was a forty-nine week period.

  Net sales increased $43.3 million in fiscal 1996 due to: (i) the difference in the number of weeks included in the fiscal years; (ii) the opening of nine stores subsequent to February 3, 1996; and (iii) an increase in comparable store sales, which resulted primarily from a larger average transaction size, and an increase in non-comparable store sales. These additional sales contributed to an additional $16.0 million in gross profit. SG&A expenses decreased 0.1%, as a percentage of net sales, primarily as a result of lower store and corporate payroll expenses as a percentage of net sales. Preopening store expenses increased $433,000 in fiscal 1996 as a result of opening nine stores compared to six stores in the prior period, partially offset by a decrease in the average preopening costs per store. Interest expense declined $2.4 million in fiscal 1996 as a result of the repayment of borrowings in April 1996 with the proceeds from the Company's initial public offering of its Common Stock. The Company's effective tax rate was 41.0% in both periods. Net income increased to $7.4 million in fiscal 1996 from $4.2 million in the prior period.

ELEVEN MONTH PERIOD ENDED FEBRUARY 3, 1996 COMPARED TO FISCAL 1994

  The eleven month period ended February 3, 1996 was a forty-nine week period. Fiscal 1994, the twelve month period ended February 25, 1995, was a fifty-two week period.

  Net sales increased $20.4 million in the eleven month period ended
February 3, 1996 due to the opening of six stores subsequent to February 25, 1995, an increase in comparable store sales, which resulted primarily from a larger average transaction size, and an increase in non-comparable store sales, partially offset by the difference in the number of weeks included in the periods. These additional sales contributed to an additional $8.2 million in gross profit. SG&A expenses, as a percentage of net sales, declined 1.5% primarily as a result of lower store and corporate payroll expenses as a percentage of net sales. Preopening store expenses increased $486,000 due to more store openings and an increase in the average preopening costs per store. Interest expense was approximately $4.8 million in both periods. The Company's effective tax rate was 41.0% compared to 40.0% in fiscal 1994. Net income increased to $4.2 million from $1.8 million in fiscal 1994.

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

  On May 7, 1996 the Company terminated its existing line of credit and concurrently entered into a new revolving line of credit agreement with Bank of America which expires May 31, 1998. The new agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and $35.0 million from July 1 though December 31 of each year. The Company is required to have not more than $5.0 million outstanding, excluding letters of credit, for a period of at least 45 consecutive days between December 1 and March 31 of the next year. Interest is paid monthly at the bank's reference rate (8.25% at February 1, 1997)

--------
or LIBOR+2%, depending on the nature of the borrowings. A commitment fee on the unused portion is payable quarterly, in arrears, at .125% per year. The agreement is secured by the Company's inventories and receivables. The Company is required to maintain certain financial loan covenants including minimum tangible net worth, earnings coverage ratio and inventory turn. At February 1, 1997, the Company had no outstanding borrowings under the line of credit. Letters of credit totaling $2.2 million were outstanding leaving current availability of $17.8 million.

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

                                COST PLUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Business--Cost Plus, Inc. and subsidiaries (the "Company") is a specialty retailer of casual home living and entertaining products. At February 1, 1997, the Company operated 58 stores under the name "Cost Plus World Market" in ten states primarily in the western United States. The Company's product offerings are designed to provide solutions to customers' casual living and home entertaining needs. The offerings include home decorating items such as furniture and rugs as well as a variety of tabletop and kitchen products. Cost Plus stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea.

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

  Deferred Rent--Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on

                                COST PLUS, INC.

a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company receives certain lease incentives, primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

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

  The minimum rental payments required under capital leases (with interest rates generally 12.75%) and noncancelable operating leases with an initial lease term in excess of one year at February 1, 1997, are as follows:

                                                    CAPITAL  OPERATING
                                                    LEASES     LEASES    TOTAL
                                                    -------  ---------- --------
                                                          (IN THOUSANDS)
   Year ending: 1998............................... $ 2,245   $ 12,966  $ 15,211
                1999...............................   2,245     12,337    14,582
                2000...............................   2,270     10,919    13,189
                2001...............................   2,305     10,993    13,298
                2002...............................   1,928     10,623    12,551
   Thereafter through the year 2040................  32,006     76,798   108,804
                                                    -------   --------  --------
   Minimum lease commitments.......................  42,999   $134,636  $177,635
                                                              ========  ========
   Less amount representing interest............... (28,367)
                                                    -------
   Present value of capital lease obligations......  14,632
   Less current portion............................    (417)
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

                                          Cost Plus, Inc.

                                          By: /s/ Ralph D. Dillon
                                             ----------------------------------
Date: September 29, 1997                     RALPH D. DILLON CHAIRMAN AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----
         /s/ Ralph D. Dillon           Chairman and Chief       September 29,  1997
-------------------------------------   Executive Officer
           RALPH D. DILLON

         /s/ Murray H. Dashe           President and            September 29,  1997
-------------------------------------   Director,
           MURRAY H. DASHE

        /s/ Patricia T. Saucy          Acting Chief             September 29, 1997
-------------------------------------   Financial Officer
          PATRICIA T. SAUCY             Vice President,
                                        Finance, Secretary

       /s/ Joseph H. Coulombe          Director                 September 29, 1997
-------------------------------------
         JOSEPH H. COULOMBE

          /s/ Danny W. Gurr            Director                 September 29, 1997
-------------------------------------
            DANNY W. GURR

        /s/ Mervin G. Morris           Director                 September 29, 1997
-------------------------------------
          MERVIN G. MORRIS

         /s/ Edward A. Mule            Director                 September 29, 1997
-------------------------------------
           EDWARD A. MULE

      /s/ Olivier L. Trouveroy         Director                 September 29, 1997
-------------------------------------
        OLIVIER L. TROUVEROY

      /s/ Thomas D. Willardson         Director                 September 29, 1997
-------------------------------------
        THOMAS D. WILLARDSON


                               INDEX TO EXHIBITS

 EXHIBIT NO. DESCRIPTION OF EXHIBITS
 ----------- -----------------------
  23         Independent Auditors' Consent.
--------