Form 10-Q
period 1997-11-01
COST PLUS INC/CA/
filed 1997-12-16
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ------
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 1, 1997

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

The number of shares of Common Stock, with $0.01 par value, outstanding on December 8, 1997 was 8,686,649.

                                COST PLUS, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 1, 1997

                                     INDEX


                                                                PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets as of November 1, 1997 (unaudited),
           February 1, 1997 and November 2, 1996 (unaudited)       3

          Statements of Operations (unaudited)
           for the three and nine months ended
           November 1, 1997 and November 2, 1996                   4

          Statements of Cash Flows (unaudited)
           for the nine months ended November 1, 1997
           and November 2, 1996                                    5

          Notes to Condensed Consolidated Financial Statements     6-7

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8-10

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                         10

SIGNATURE PAGE                                                     11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   NOVEMBER 1,          FEBRUARY 1,          NOVEMBER 2,
                                                                      1997                1997                 1996
                                                                  (UNAUDITED)          (SEE NOTE 1)         (UNAUDITED)
                                                                ----------------     ----------------     ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $     567           $  14,398            $   1,093
    Merchandise inventories                                            72,165              42,605               56,228
    Other current assets                                                5,559               2,413                3,481
                                                                    ---------           ---------            ---------
          Total current assets                                         78,291              59,416               60,802
                                                                    ---------           ---------            ---------
Property and equipment, net                                            52,755              60,205               58,994
Other assets                                                           10,982               8,577                8,490
                                                                    ---------           ---------            ---------

           Total assets                                             $ 142,028           $ 128,198            $ 128,286
                                                                    =========           =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  16,450           $  14,706            $  15,329
    Income taxes payable                                                    -               6,095                    -
    Accrued compensation                                                6,883               6,607                6,069
    Revolving line of credit                                            3,600                   -               14,239
    Other current liabilities                                           7,583               7,201                7,304
                                                                    ---------           ---------            ---------
           Total current liabilities                                   34,516              34,609               42,941

Capital lease obligations                                              15,828              14,215               14,320
Deferred income taxes                                                   3,548               3,548                4,455
Other long-term obligations                                             3,913               2,617                2,439

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares
       authorized;  none issued and outstanding                             -                   -                    -
    Common stock, $.01 par value: 30,000,000 authorized;
      issued and outstanding 8,684,051, 8,099,840
      and 8,090,993                                                        87                  81                   81
    Additional paid-in capital                                        103,132              91,166               90,970
    Deficit                                                           (18,996)            (18,038)             (26,920)
                                                                    ---------           ---------            ---------

           Total shareholders' equity                                  84,223              73,209               64,131
                                                                    ---------           ---------            ---------

           Total liabilities and shareholders' equity               $ 142,028           $ 128,198            $ 128,286
                                                                    =========           =========            =========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNT, UNAUDITED)




                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                        ----------------------------       --------------------------------
                                         NOVEMBER 1,     NOVEMBER 2,          NOVEMBER 1,    NOVEMBER 2,
                                            1997           1996                 1997            1996
                                        ------------    ------------       ------------      ------------
NET SALES                                   $ 54,687        $ 45,041          $ 150,506         $ 124,154
COST OF SALES AND OCCUPANCY                   35,600          29,030             97,964            80,356
                                            --------        --------          ---------         ---------
  GROSS PROFIT                                19,087          16,011             52,542            43,798

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    18,946          15,718             50,490            42,284
PREOPENING STORE EXPENSES                      1,639           1,145              2,279             1,985
                                            --------        --------          ---------         ---------

LOSS FROM OPERATIONS                          (1,489)           (852)              (227)             (471)
INTEREST EXPENSE                                 589             611              1,370             1,995
                                            --------        --------          ---------         ---------

LOSS BEFORE INCOME TAXES                      (2,087)         (1,463)            (1,597)           (2,466)
BENEFIT FROM INCOME TAXES                       (835)           (600)              (639)           (1,011)
                                            --------        --------          ---------         ---------
NET LOSS                                    $ (1,252)       $   (863)         $    (958)        $  (1,455)
                                            ========        ========          =========         =========

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                          $  (0.14)       $  (0.10)         $   (0.11)        $   (0.18)
                                            ========        ========          =========         =========


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                8,761           8,488              8,573             7,985
                                            ========        ========          =========         =========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                       ---------------------------------
                                                                          NOVEMBER 1,      NOVEMBER 2,
                                                                             1997             1996
                                                                       ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $    (958)         $  (1,455)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                          5,791              4,957
      Loss on disposal of property and equipment                                45                 22
      Change in assets and liabilities:
         Merchandise inventories                                         $ (29,560)         $ (21,015)
         Other assets                                                       (3,393)            (2,073)
        Accounts payable                                                     2,360              6,264
        Income taxes payable                                                (6,095)            (3,359)
        Other liabilities                                                    1,434              1,052
                                                                         ---------          ---------

           Net cash used in operating activities                           (30,376)           (15,607)
                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                     (9,320)            (5,636)
    Net proceeds from the sale of property and equipment                    10,611                  -
                                                                         ---------          ---------

            Net cash provided by (used in) investing activities              1,291             (5,636)
                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving line of credit                            3,600             11,074
    Payment of note payable to related parties                                   -            (19,895)
    Principal payments on capital lease obligations                           (318)              (251)
    Proceeds from issuance of stock, net of related costs                   11,972             29,227
                                                                         ---------          ---------

           Net cash provided by financing activities                        15,254             20,155
                                                                         ---------          ---------

    Net decrease in cash and cash equivalents                              (13,831)            (1,088)
    Cash and cash equivalents:
       Beginning of period                                                  14,398              2,181
                                                                         ---------          ---------

       End of period                                                     $     567          $   1,093
                                                                         =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
    Cash paid for interest                                               $   1,367          $   2,298
    Cash paid for income taxes                                               7,175              3,339
    Non-cash financing activities:
       Property acquired under capital lease                                 1,994                 --

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 1, 1997 and November 2, 1996; the interim results of operations for the three and nine months ended November 1, 1997 and November 2, 1996; and changes in cash flows for the nine months then ended. The balance sheet at February 1, 1997, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standards --In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate, at that time, EPS data for prior periods to conform with SFAS 128. Earlier application is not permitted. The pro forma effect assuming adoption of SFAS 128 at the beginning of each period is presented below:


                                                            Three Months Ended           Nine Months Ended
                                                            ------------------           -----------------
                                                        November 1,   November 2,   November 1,   November 2,
                                                           1997          1996          1997         1996
                                                        -----------   -----------   -----------   -----------
                       Pro forma EPS:
                           Basic and Diluted...............$(0.15)       $(0.11)       $(0.12)      $(0.19)



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

2.  REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate (8.50% at November 1, 1997) or LIBOR plus 1.75%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants including minimum tangible net worth and earnings coverage ratio. At November 1, 1997, the Company had $3.6 million of outstanding borrowings under the line of credit and $1.4 million outstanding under letters of credit.

3. SECONDARY PUBLIC OFFERING OF COMMON STOCK

On October 3, 1997, a secondary offering of 2,850,000 shares of the Company's common stock was completed. Of the 2,850,000 shares of Common Stock sold, 400,000 shares were sold by the Company and 2,450,000 shares were sold by certain shareholders. The Company did not receive any proceeds from the sale of shares by these shareholders. All shares were sold at a price of $28.25 per share, the last reported sale price on October 2, 1997, yielding net proceeds to the Company of approximately $10.4 million after deducting underwriting discounts and commissions and offering expenses. As described in the Company's prospectus dated October 3, 1997, the proceeds were used primarily for repayment of borrowings, working capital and other general corporate purposes. On November 3, 1997, certain of the selling shareholders sold an additional 138,722 shares as a result of the exercise by the underwriters of an over allotment option.

4. SALE AND LEASEBACK

During September 1997, the Company completed the sale of its San Francisco property and the leaseback of its store facility. Proceeds from the sale approximated $10.6 million, after deducting commissions and fees, and were used to pay down the outstanding borrowings on the Company's revolving line of credit. The store facility was leased back for a period of 16 years with three option periods of five years each.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED NOVEMBER 1, 1997 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED NOVEMBER 2, 1996.

NET SALES. Net sales increased $9.7 million, or 21.6%, to $54.7 million in the third quarter of fiscal 1997 from $45.0 million in the third quarter of fiscal 1996. Year-to-date, net sales were $150.5 million compared to $124.2 million for the same period of fiscal 1996, an increase of $26.3 million or 21.2%. Comparable store sales rose 6.2% in the third quarter and 6.9% on a year-to-date basis, primarily as a result of a larger average transaction size. New stores also contributed to the increase in net sales for both the third quarter and year-to-date. As of November 1, 1997, the Company operated 68 stores compared to 57 stores as of November 2, 1996.

GROSS PROFIT. As a percentage of net sales, gross profit was 34.9% in the third quarter of fiscal 1997 compared to 35.5% in the third quarter of fiscal 1996. Year-to-date, gross profit, as a percentage of net sales, was 34.9% this year compared to 35.3% last year. The decline in gross profit for the third quarter and nine months ended November 1, 1997, was due to higher occupancy costs in the new stores partially offset by an improvement in the merchandise margin percentage. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity. Lower markdowns and shrinkage contributed to the third quarter improvement in merchandise margin. Year-to-date, the merchandise margin improvement resulted from lower shrinkage and a sales mix more heavily weighted towards home furnishings and home decorating products, which generally have higher merchandise margins than the Company average.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses were 34.6% in the third quarter of fiscal 1997 compared to 34.9% in the same period of last year. This improvement resulted from leveraging store payroll and advertising expenses. Year-to-date, SG&A expenses decreased to 33.5% in the current fiscal year from 34.1% last year. The year-to-date decrease in SG&A, as a percentage of net sales, resulted from leveraging store payroll and other SG&A expenses partially offset by slightly higher advertising costs.

PREOPENING STORE EXPENSES. Preopening store expenses, which include grand opening advertising and preopening merchandising expenses were higher in the third quarter and nine months ended November 1, 1997 compared to the third quarter and nine months ended November 2, 1996 as a result of the timing and number of store openings. Year-to-date, the average preopening costs per store declined to approximately $230,000 from $300,000 the prior year. This decrease in average preopening costs per store was primarily attributable to lower grand opening advertising expenses. Expenses are generally incurred in both the month prior to and the month of the store opening and vary in amount depending on the location of a store and whether it is located in a new or existing market.

INTEREST EXPENSE. Interest expense, which includes capital lease interest, interest expense and interest income, was $0.6 million in the third quarter of both fiscal 1997 and fiscal 1996. In September 1997, the Company completed the sale of its San Francisco property and the leaseback of its store facility. Proceeds from the sale approximated $10.6 million, after deducting commissions and fees, and were used to pay down the outstanding borrowings on the Company's revolving line of credit. The proceeds from the Company's October public offering of common stock were used for the repayment of outstanding borrowings, working capital and other general corporate purposes. Last year, interest expense included capital lease interest and interest expense on debt which was repaid in April 1996 with the proceeds from the Company's initial public offering of its common stock.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 40.0% in fiscal 1997 compared to 41.0% in fiscal 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business is highly seasonal, reflecting the general pattern associated with much of the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the

Company's net sales and most of its net income for the entire fiscal year/1/. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse affect on the Company's financial condition and results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with borrowings under the Company's credit facilities and internally generated funds. The Company believes that the available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital requirements for the next 12 months/1/.

Net cash used in operating activities for the nine months ended November 1, 1997 totaled $30.4 million, an increase of $14.8 million over the comparable period of the prior fiscal year. This increase resulted from higher income tax payments and the timing of payments for merchandise inventory.

In the current fiscal year, net cash provided by investing activities consisted of $10.6 million from the sale of the San Francisco property, partially offset by $9.3 million of property and equipment purchases, primarily for new stores. Last year, net cash used in investing activities, primarily for new stores, totaled $5.6 million. The Company estimates that capital expenditures will approximate $11.0 million in fiscal 1997/1/.

Net cash provided by financing activities was $15.3 million in the nine months ended November 1, 1997 and included $3.6 million of net borrowings under the Company's revolving line of credit agreement and $12.0 million from the issuance of stock in connection with the October 1997 offering of the Company's common stock and the Company's stock option and stock purchase plans. Proceeds from the October 1997 offering were used to repay outstanding borrowings, working capital and other general corporate purposes. Cash provided by financing activities in fiscal 1996 included approximately $29.1 million received in April 1996 as a result of the Company's initial public offering. These proceeds were used to retire a $19.9 million long-term note payable and pay down the $3.2 million balance then outstanding on the Company's revolving credit line. Remaining unused proceeds were used for working capital and general corporate purposes.

On May 7, 1996 the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1
through December 31 of each year.   Interest is paid monthly at the bank's
reference rate (8.50% at November 1, 1997) or LIBOR plus 1.75%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants including minimum tangible net worth and earnings coverage ratio. At November 1, 1997, the Company had $3.6 million of outstanding borrowings under the line of credit and $1.4 million outstanding under letters of credit.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income
------------------------------------
/1/Forward-looking statement.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8K

   (a)  Exhibits

        11    Statement re: Computation of Net Loss Per Share.

        10.1 Employment SeveranceAgreement, dated September 16, 1997, between the Company and Patricia T. Saucy - incorporated by reference to
              Exhibit 99.1 to the Company's current report on Form 8-K dated September 16, 1997.

        27    Financial Data Schedule (submitted for SEC use only).

   (b)        Reports on Form 8-K

              On October 2, 1997, the Company filed a current report on Form 8-K dated September 16, 1997, reporting the execution of an Employment Severance Agreement dated September 16, 1997 between the Company and Patricia T. Saucy.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   COST PLUS, INC.
                                           --------------------------------
                                           Registrant


                                           /s/       Patricia T. Saucy
                                           --------------------------------
Date: December 16, 1997                    By:       Patricia T. Saucy
                                                     Vice President, Finance