Form 10-K
period 1998-01-31
COST PLUS INC/CA/
filed 1998-04-29
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________________TO________________.

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

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR                      N/A
       IF CHANGED SINCE LAST REPORT.

SECURITIES REGISTERED PURSUANT TO                                       NONE
   SECTION 12(b) OF THE ACT:

SECURITIES REGISTERED PURSUANT TO                           COMMON STOCK, $.01 PAR VALUE
   SECTION 12(g) OF THE ACT:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    --      --

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____

  The aggregate market value of voting stock held by non-affiliates of the registrant on April 9, 1998 was approximately $217,199,594 based upon the last sale price reported for such date on the Nasdaq National Market. On that date, 8,662,577 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 ("Annual Report") are incorporated by reference into Part II and Part IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 1998 ("Proxy Statement") are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

  Cost Plus, Inc. ("Cost Plus" or "the Company") is a leading specialty retailer of casual home living and entertaining products. As of January 31, 1998, the Company operated 70 stores under the name "Cost Plus World Market" in 12 states, primarily in the Western United States, but recently has begun to expand into other regions of the country. Cost Plus' business strategy is to differentiate itself by offering a large and everchanging selection of unique products, many of which are imported, at competitive prices in an exciting shopping environment. Many of Cost Plus' products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and typically are not available at department stores and other specialty retailers.

  Cost Plus' expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. Cost Plus stores, operated under the name "Cost Plus World Market", are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 1997, the Company opened a total of 12 stores, including seven in existing markets in Chicago, Dallas, Houston, Los Angeles, Portland and San Diego and five in new markets in Detroit, Grand Rapids and Madison (WI).

MERCHANDISING

  Cost Plus' merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual living and home entertaining.

  Format and Presentation.   The Company's stores are designed to evoke the
feeling of a "marketplace" through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct "shops" within the store, and in-store activities such as cooking demonstrations and food and coffee tastings. The Company believes that its marketplace effect provides customers with a fun shopping experience and encourages browsing throughout the store.

  The average selling space of a Cost Plus World Market is approximately 16,000 square feet, which allows space and flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market from the store entrance. The "power" aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company uses a "swing" area near the front of the store to group seasonal products in themes, such as Christmas and Easter. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed monthly.

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

     Products.   The Company believes its distinctive and unique merchandise differentiates Cost Plus from other retailers. Many of Cost Plus' products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and generally are not available at department stores and other specialty retailers. In addition to strengthening the stores' product offering, proprietary and private label goods typically offer higher gross margin opportunities than branded goods. A significant portion of Cost Plus' products are made abroad in over 50 countries, and many of these goods are handcrafted by local artisans.

  The Company's product offerings are designed to provide solutions to customers' casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, lamps, window coverings, frames and baskets. Cost Plus' furniture products include ready-to-assemble living and dining room pieces as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products offer the casual gourmet an assortment of products organized around a variety of themes such as baking, food preparation, barbeque and international dining.

  Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, cards, wrapping paper and Christmas and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

  Cost Plus also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee and tea. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverage, generally have lower margins than the Company's average. Coffee, roasted at the Company's own roasting plant, is sold over-the-counter from bulk containers. Packaged snacks, candy and pasta are displayed in open barrels and crates. Gourmet foods include packaged products from around the world, and seasonal items that relate to "old world" holidays and customs. All food items typically have a shelf life that lasts six months or longer.

  The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company regularly marks down and eliminates items that do not meet its turnover expectations.

  Pricing.   Cost Plus offers quality products at competitive prices. The
Company complements its competitive everyday prices with opportunistic buys, enabling the Company to pass on additional savings to the customer. The Company routinely shops a variety of retailers to ensure that its products are competitively priced.

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

ADVERTISING

  The Company advertises through promotional ads in major daily newspapers, radio and television. The Company's approach is to regionalize its advertising and use the most efficient media mix within a geographic area. The Company uses four to sixteen page full color tabloids and color or black and white newspaper advertisements in selected markets to highlight product offerings and selected promotions. Radio and television advertising is often used for seasonal advertising, such as Christmas. For store grand openings, the Company uses a combination of newspaper, radio and television.

PRODUCT SOURCING AND DISTRIBUTION

  The Company purchases all of its inventory through its central purchasing system, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 1,500 suppliers, and no supplier represented over 6.0% of total purchases in the fiscal year ended January 31, 1998. A significant portion of Cost Plus' products are made abroad in over 50 countries in Europe, North and South

America, Asia and Africa. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company's buyers often work with suppliers to produce unique products exclusive to Cost Plus. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for all product categories are available at comparable prices. Cost Plus typically purchases overseas products on a free-on-board shipping point basis, and the Company's insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area.

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

  The Company currently services all of its stores from its distribution center in Stockton, California. Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. The Company believes that its distribution center will be able to handle, or can be upgraded to handle, the Company's store expansion plans for the Western United States over the next three years. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial position and results of operations. To facilitate servicing regions such as Illinois, Michigan and Texas, the Company has a satellite distribution center located in Peru, Indiana which the Company anticipates being operational in a limited capacity during fiscal 1998.

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

  The Company uses several other customized management information and control systems to direct the Company's operations and finances. These computerized systems are designed to ensure the integrity of the Company's inventory, allow the merchandising staff to reprice merchandise, replenish depleted store inventories, track promotions, identify sales trends and monitor merchandise mix throughout all of the Company's stores. The Company believes that these systems allow for lower average store inventories, higher operating efficiency, better in-stock availability and fewer markdowns.

  These systems also enable the Company to produce the periodic financial reports necessary for monitoring and developing budgets for the Company's expanding business. The Company believes that its current management information system is readily upgradeable to support the Company's planned expansion for the foreseeable future.

  Year 2000 Compliance Issue. As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 Compliance issue. The Company is currently engaged in a comprehensive project to assess and, if necessary, modify its hardware and computer applications to consistently and properly recognize the Year 2000. An assessment of the readiness of external entities with which the Company interfaces, such as vendors, customers, payment systems and others, is ongoing. Management expects to have substantially all of the system and application changes completed by the end of calender year 1998 and believes that its level of preparedness is appropriate.

  Internal and external resources are being used to review this issue, effect any required modifications and test Year 2000 Compliance. The total cost to the Company of these Year 2000 Compliance activities is not expected to be material. A portion of these costs will be met from existing resources, with the remainder representing incremental costs which will be expensed as incurred.

COMPETITION

  The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and wholesale clubs. The Company's product offerings compete with such specialty retailers as Bed, Bath & Beyond, Crate & Barrel, Pottery Barn, Garden Ridge, Lechters, Michaels Stores, Pier 1 Imports, Trader Joe's and Williams-Sonoma. Specialty retailers tend to have higher prices and a more narrow assortment of products than Cost Plus. Department stores typically have higher prices than Cost Plus for similar merchandise. Wholesale clubs may have lower prices than Cost Plus, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

EMPLOYEES

  As of January 31, 1998, the Company had 939 full-time and 1,175 part-time employees. Of these, 1,780 were employed in the Company's stores and 334 were employed in the distribution center and corporate office. The Company regularly supplements its work force with temporary workers especially in the fourth quarter of each year to service increased customer traffic during the peak Christmas season. Approximately 151 employees located in the 13 stores in Northern California are covered by a collective bargaining agreement which expires on December 31, 1998. The Company believes that its relationships with its employees are good.

TRADEMARKS

  The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Cost Plus," "Cost Plus World Market," "Crossroads", "World Market" and "Where you can afford to be different" marks and its "Cost Plus World Market" and "World Market" logos with the United States Patent and Trademark Office on the Principal Register. The Company has also secured California state registration of its "Crossroads" trademark. The Company's policy is to pursue registration of its marks and to oppose vigorously infringement of its marks.

RISK FACTORS

  This Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects" or "anticipates", or similar expressions. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors including those set forth below and elsewhere in this Form 10-K and in documents which are incorporated by reference herein.

  Seasonality and Quarterly Fluctuations. The Company's business is highly seasonal, reflecting the general pattern associated with much of the retail industry of peak sales and earnings during the Christmas selling season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to markdown excess inventory.

  The Company's quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

  Risks Associated with Expansion. The Company's ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company's continued growth will also depend on its ability to increase sales in its existing stores. The Company opened 12 stores in fiscal 1997 and presently anticipates opening approximately 15 stores in fiscal 1998. The Company intends to open stores in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel, the availability of appropriate financing and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company's existing operations or that such stores will be profitable.

  The Company's expansion strategy includes opening stores in new geographic markets. These new markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens stores in new markets that do not perform to the Company's expectations or if store openings are delayed, the Company's financial condition and results of operations could be materially adversely affected. In addition, in order to sell wine and beer, the Company is required to obtain alcoholic beverage licenses for each of its new stores and the laws regulating the issuance of alcoholic beverage licenses differ from state to state. Any delays in receiving alcoholic beverage licenses for new stores could have an adverse impact on such stores' operations.

  Risks Associated with Merchandising. The Company's success depends in part upon the ability of its merchandising staff to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. The Company's strategy requires it to introduce in a timely manner products from around the world that are affordable, distinctive in quality and design, and not widely available from other retailers. Many of the Company's products require long lead times. In addition, a large percentage of the Company's merchandise changes regularly. The Company's failure to anticipate, identify or react appropriately to changes in consumer trends could lead to, among other things, either excess inventories and higher markdowns or a shortage of products and could have a material adverse effect on the Company's financial condition and results of operations.

  Effect of Economic Conditions and Geographic Concentration. The success of the Company's business depends to a significant extent upon the level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, the level of consumer debt and consumer confidence in future economic conditions. A substantial majority of the Company's stores are located in the Western United States, principally in California. Lower levels of consumer spending in these regions could have a material adverse effect on the Company's financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on the Company's ability to increase prices and may require increased levels of selling and promotional expenses, thereby adversely affecting the Company's financial condition and results of operations.

  Risks Associated with Importing. The Company imports a significant portion of its merchandise from over 50 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company's future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

  As an importer, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, disruptions or delays in shipments and changes in political or economic conditions in countries in which the Company purchases products. The Company's business is also subject to the risks associated with any new or revised United States legislation and regulations relating to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. Since certain of the Company's purchases are made in currencies other than the U.S. dollar and its financial results are reported in U.S. dollars, fluctuations in the rates of exchange between the U.S. dollar and other currencies may have a material adverse effect on the Company's financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future. If any such factors were to render the conduct of business in particular countries undesirable or impractical, or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company's products in the future, the Company's financial condition and results of operations could be materially adversely affected.

  Risks related to Distribution Facilities. The Company's distribution functions for all of its stores are currently handled from a single facility in Stockton, California. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company intends to begin ramping up an additional distribution facility in Peru, Indiana in fiscal 1998 to service its Midwest and Texas stores. A failure to successfully transition its distribution operations for these stores to the new facility or to coordinate the operations of the two facilities could have a material adverse effect on the Company's financial condition and results of operations.

  Competition. The market served by the Company is highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and wholesale clubs. The Company's product categories compete with such specialty retailers as Bed, Bath & Beyond, Crate & Barrel, Pottery Barn, Garden Ridge, Lechters, Michaels Stores, Pier 1 Imports, Trader Joe's and Williams-Sonoma. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel. Many of the Company's competitors have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully in the future.

  Dependence on Key Personnel. The success of the Company's business will continue to depend upon its key personnel. The Company does not maintain any key man life insurance. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company's financial condition and results of operations. The Company's success in the future will be dependent upon its ability to attract, retain and motivate quality personnel, including store managers. The Company's inability to attract and retain such key employees, including store managers, in the future could have a material adverse effect on the Company's financial condition and results of operations.

  Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, a downturn in the retail industry, changes in stock market analysts' recommendations regarding the Company, other retail companies or the retail industry in general and general market and economic conditions may have a significant effect on the market price of the Common Stock.

ITEM 2.   PROPERTIES

  The Company currently operates 70 stores in 12 states. The average selling space of a Cost Plus World Market is 16,000 square feet. The table below summarizes the distribution of stores by state:


Arizona.................    5    Idaho...................    1      New Mexico...............   1
California..............         Illinois................    4      Oregon...................   2
  Northern California...   17    Michigan................    4      Texas....................   8
  Southern California...   18    Nevada..................    2      Washington...............   4
Colorado................    3                                       Wisconsin................   1




   The Company leases land and buildings for 63 stores (of which 18 are capital leases), leases land and owns the buildings for six stores and owns the land and buildings for one store. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease which expires in October 1998. During fiscal 1998, the Company will move its executive headquarters to a location near its existing headquarters where it has entered into a lease agreement expiring October 2008. The Company currently leases its distribution facility of approximately 400,000 square feet in Stockton, California pursuant to a lease which expires in September 2001 and has three renewal options for five years each. The Company leases an additional distribution center in Peru, Indiana pursuant to a lease which expires in December 2000, initially covering 100,000 square feet. The lease term can be extended to December 2009 with an additional four options of five years each, and the facility is expandable to 450,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:


           NAME              AGE                              POSITION
--------------------------   ---   --------------------------------------------------------------
Murray H. Dashe  ...........  55   Chairman of the Board, Chief Executive Officer and President
Dennis R. Daugherty  .......  54   Executive Vice President, Operations
Kathi P. Lentzsch  .........  42   Executive Vice President, Merchandising and Marketing
Joan S. Fujii  .............  51   Senior Vice President, Human Resources
Gary D. Weatherford  .......  41   Senior Vice President, Store Operations
Michael J. Allen  ..........  43   Vice President, Store Development
Patricia T. Saucy  .........  46   Acting Chief Financial Officer, Vice President, Finance,
                                   Chief
                                   Accounting Officer and Secretary
Malcolm R. Carden  .........  51   Treasurer
Charmaine D. Casella  ......  35   Controller

  Mr. Dashe joined the Company in June 1997 and has served as Chairman of the Board and Chief Executive Officer since February 1998 with continued responsibilities as President. In September 1997, Mr. Dashe was appointed President with continued responsibilities as Vice Chairman of the Board. From June 1997 to September 1997, Mr. Dashe served as the Company's Vice Chairman of the Board. Mr. Dashe is responsible for overseeing all day-to-day operations of the Company. From August 1992 to June 1997, he was Chief Operating Officer of Leslie's Poolmart, Inc., a swimming pool supply retail chain, and was a director of that company from August 1989 to November 1996. From April 1990 through June 1992, he was President and Chief Executive Officer of RogerSound Labs, a Southern California retailer of audio/video consumer electronics. From September 1985 through April 1990, Mr. Dashe held several positions with SILO, a consumer electronics and appliance retailer, including Regional President, Regional Vice President and Director of Stores. Previously, he was employed in an executive capacity by other retailers, including Allied Stores Corp., where he served in a variety of positions, including Vice President/Director of Stores.

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

  Ms. Lentzsch joined the Company in February 1997 as Executive Vice President of Merchandising and Marketing. From May 1996 to January 1997, Ms. Lentzsch served as a retail consultant to several specialty retailers. From May 1993 to May 1996, Ms. Lentzsch was employed by Pottery Barn, a division of Williams Sonoma, Inc., where she was most recently Senior Vice President, Merchandising. From April 1991 to May 1993, Ms. Lentzsch was General Merchandising Manager and Vice President, Merchandising and Marketing at Impostors, a retail costume jewelry chain. Prior to that, she held a number of merchandising and marketing executive positions with several retailers, including Vice President, Merchandising at Pier 1 Imports, Inc.

  Ms. Fujii was named the Company's Senior Vice President, Human Resources in February 1998. Ms. Fujii joined the Company in May 1991 and served as Vice President, Human Resources from October 1994 until February 1998. From May 1991 to October 1994, Ms. Fujii served as the Company's Director of Human Resources. From September 1975 to May 1991, she was employed by Macy's California in the operations and personnel departments, ultimately serving as Vice President, Human Resources at Macy's Union Square store in San Francisco.

  Mr. Weatherford was named Senior Vice President, Store Operations in February 1998. Mr. Weatherford joined the Company in January 1988 and served as Vice President, Store Operations from June 1995 until February 1998. From April 1991 to June 1995, Mr. Weatherford served as a Regional Manager for the Company, and from January 1990 to April 1991 he was a Senior Store Manager for the Company. From January 1988 to January 1990, Mr. Weatherford served as a Buyer and Store Design Director for Cost Plus.

  Mr. Allen was named the Company's Vice President, Store Development in February 1998. Mr. Allen joined the Company in December 1988 and served as Director of Stores from May 1995 until February 1998. From September 1989 to December 1988, Mr. Allen served as Regional Manager for the Company. Prior to joining the Company, Mr. Allen was a Regional Manager and Store Manager for Liquor Barn.

  Ms. Saucy was named the Company's Acting Chief Financial Officer and Secretary in September 1997, its Vice President, Finance in August 1997 and its Chief Accounting Officer in August 1996. Ms. Saucy joined the Company in January 1991 and served as Vice President, Controller from May 1991 to August 1997. From January 1991 to May 1991, Ms. Saucy served as the Company's Controller. From August 1990 to January 1991, she was Vice President and Controller at Crescent Jewelers, a jewelry retailer. From January 1986 to April 1990, Ms. Saucy served as Assistant Controller at Ross Stores, an off-price apparel retailer.

  Mr. Carden was named the Company's Treasurer in August 1996. Mr. Carden joined the Company in October 1986 and served as Director of Finance from May 1992 to August 1996. From October 1986 to May 1992, Mr. Carden served as Manager of Financial Planning. Prior to joining the Company, Mr. Carden was Manager of Strategic Planning for Genstar Corporation.

  Ms. Casella was named the Company's Controller in August 1997. Ms. Casella served as the Company's Assistant Controller from February 1993 to August 1997. From August 1991 until January 1993, Ms. Casella was Corporate Accounting Manager for Nestle Food Co., a manufacturer and distributor of food products. Prior to that date, she was a Manager with the public accounting firm of Price Waterhouse LLP. Ms. Casella is a Certified Public Accountant.

                                    PART II

   Information called for by Part II (Items 5,6,7,8 and 9) have been filed as
Exhibit 13 to this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The information required by this item is incorporated herein by reference to the Company's 1997 Annual Report to Shareholders (on page 18), filed as Exhibit 13 to this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to the Company's 1997 Annual Report to Shareholders (on page 13), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is incorporated herein by reference to the Company's 1997 Annual Report to Shareholders (on pages 14-17), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not yet applicable.

ITEM 8.  FINANCIAL STATEMENTS

   The information required by this item is incorporated herein by reference to the Company's 1997 Annual Report to Shareholders (on pages 19-31), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 18, 1998 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated herein by reference to the section entitled "Executive Officers of the Registrant" at the end of Part I of this report and the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.      Financial Statements:
           The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders for the year ended January 31, 1998, filed as Exhibit 13 to this report on Form 10-K:
                   Independent Auditors' Report
                   Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997
                   Statements of Consolidated Operations for the fiscal years ended January 31, 1998, February 1, 1997 and the eleven month period ended February 3, 1996
                   Statement of Consolidated Shareholders' Equity for the fiscal years ended January 31, 1998,
                   February 1, 1997 and the eleven month period ended February
                    3, 1996
                   Statements of Consolidated Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and the eleven month period ended February 3, 1996
                   Notes to Consolidated Financial Statements

2.         Financial Statement Schedules:
           Financial statement schedules of Cost Plus, Inc. have been omitted from Item 14(d) because they are not applicable or the information is included in the financial statements or notes thereto.

3.         List of Exhibits:
           See Exhibit Index beginning on page 11.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     Cost Plus, Inc.


Date:   April 23, 1998               By: /s/ Murray H. Dashe
                                         ------------------------------------
                                                   MURRAY H. DASHE
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                        TITLE                             DATE
         ---------                        -----                             ----
   /s/ Murray H. Dashe           Chairman of the Board, Chief               April 23, 1998
-------------------------        Executive Officer and President
      MURRAY H. DASHE

   /s/ Patricia T. Saucy         Acting Chief Financial Officer, Vice       April 23, 1998
-------------------------        President, Finance, Chief Accounting
      PATRICIA T. SAUCY          Officer and Secretary

   /s/ Ralph D. Dillon           Chairman Emeritus                          April 23, 1998
-------------------------
       RALPH D. DILLON

   /s/ Joseph H. Coulombe        Director                                   April 23, 1998
-------------------------
    JOSEPH H. COULOMBE

   /s/ Danny W. Gurr             Director                                   April 23, 1998
-------------------------
      DANNY W. GURR

   /s/Mervin G. Morris           Director                                   April 23, 1998
-------------------------
     MERVIN G. MORRIS

   /s/ Edward A. Mule            Director                                   April 23, 1998
-------------------------
      EDWARD A. MULE

   /s/ Olivier L. Trouveroy      Director                                   April 23, 1998
-------------------------
    OLIVIER L. TROUVEROY

   /s/ Thomas D. Willardson      Director                                   April 23, 1998
-------------------------
  THOMAS D. WILLARDSON

                               INDEX TO EXHIBITS


Exhibit No.   Description of Exhibits
-----------   -----------------------
        3.1   Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996 incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

        3.2   Amended and Restated By-laws dated June 19, 1997, incorporated by reference to Exhibit 3.2 to the  Form 10-Q filed for the quarter ended August 2, 1997.

       10.1   Form of Indemnification Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 effective April 3, 1996.

       10.2   Registration Rights Agreement, dated March 17, 1995, between the Company and certain holders of the Company's securities, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 effective
              April 3, 1996.

       10.3   Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated
              February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective
              April 3, 1996.

       10.4   Lease Agreement, dated August 27, 1997 between the Company and Grissom Redevelopment Authority for certain warehouse for storage and distribution located in Peru, Indiana.

     10.5.1   Business Loan Agreement, dated May 7, 1996, between the Company and Bank of America National Trust and Savings
              Association, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended
              August 3, 1996.

     10.5.2   Amendment No. 1 to Business Loan Agreement dated October 11, 1996, between the Company and Bank of America National
              Trust and Savings Association.

     10.5.3   Amendment No. 2 to Business Loan Agreement dated May 15, 1997, between the Company and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 3,
              1997.

      10.6*   Third Amended and Restated 1988 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 effective April 3, 1996.

      10.7*   1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the
              Registration Statement on Form S-1 effective April 3, 1996.

    10.8.1*   1995 Stock Option Plan, as amended,  incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended August 2, 1997.

    10.8.2*   Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form
              10-K filed for the year ended February 1, 1997.

    10.9.1*   1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended August 2, 1997.

    10.9.2*   Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.14 to the
              Registration Statement on Form S-1 effective April 3, 1996.


     10.10*   1996 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form
              S-1 effective April 3, 1996.

     10.11*   The Cost Plus, Inc. Deferred Compensation Plan effective October 1, 1997.

     10.12*   Management Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1
              effective April 3, 1996.

     10.13*   1997 Executive Officer and Key Employee Loan Plan, dated May 7, 1997, incorporated by reference to Appendix C of the
              Company's Proxy Statement dated May 22, 1997.

   10.14.1*   Employment Agreement, dated September 6, 1990 between the Company and Ralph D. Dillon as amended by the First
              Amendment to Employment Agreement dated December 1, 1996,  incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

   10.14.2*   Amendment to Employment Agreement dated February 12, 1998 between the Company and Ralph D. Dillon.

     10.15*   Employment Agreement dated June 17, 1997 between the Company and Murray H. Dashe, incorporated by reference to Exhibit
              10.4 to the Form 10-Q filed for the quarter ended August 2, 1997.

     10.16*   Employment Agreement dated February 2, 1997 between the Company and Kathi P. Lentzsch,  incorporated by reference to
              Exhibit 10.5 to the Form 10-Q filed for the quarter ended August 2, 1997.

     10.17*   Employment Severance Agreement dated September 16, 1997 between the Company and Patricia T. Saucy,  incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 1, 1997.

     10.18*   Employment Agreement dated November 1, 1996 between the Company and Dennis R. Daugherty.

         13   Registrant's 1997 Annual Report to Shareholders (only those portions specifically incorporated by reference into this
              Report are deemed "filed" with the Securities and Exchange Commission).

         21   List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 effective
              April 3, 1996.

         23   Independent Auditors' Consent.

       27.1   Financial Data Schedule for the fiscal year ended January 31, 1998 (submitted for SEC use only).

       27.2   Restated Financial Data Schedule for the fiscal year ended February 1, 1997 and the nine months ended
              November 2, 1996 (submitted for SEC use only).

       27.3   Restated Financial Data Schedule for the six months ended August 2, 1997 and the nine months ended
              November 1, 1997 (submitted for SEC use only).

-------------

  * Management compensation plan or arrangement.