Form 10-Q
period 1998-05-02
COST PLUS INC/CA/
filed 1998-06-15
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended May 2, 1998

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

The number of shares of Common Stock, with $0.01 par value, outstanding on June 5, 1998 was 8,733,868.

                                COST PLUS, INC.

                                   FORM 10-Q

                       FOR THE QUARTER ENDED MAY 2, 1998

                                     INDEX





PART I.    FINANCIAL INFORMATION                                     PAGE

ITEM 1.    Condensed Consolidated Financial Statements

           Balance Sheets (unaudited) as of May 2, 1998,
             January 31, 1998 and May 3, 1997                         3

           Statements of Operations (unaudited)
             for the three months ended May 2, 1998
             and May 3, 1997                                          4

           Statements of Cash Flows (unaudited)
             for the three months ended May 2, 1998
             and May 3, 1997                                          5

           Notes to Condensed Consolidated Financial Statements       6

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7-8


PART II.  OTHER INFORMATION

ITEM 5.   Other Information                                           9

ITEM 6.   Exhibits and Reports on Form 8-K                            9


SIGNATURE PAGE                                                       10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS, UNAUDITED)

                                                                      MAY 2,   JANUARY 31,     MAY 3,
                                                                       1998       1998          1997
                                                                   ---------  ------------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                                      $  19,106     $  27,434    $   5,291
    Merchandise inventories                                           53,949        56,606       40,611
    Other current assets                                               3,212         3,137        2,406
                                                                   ---------  ------------  -----------
          Total current assets                                        76,267        87,177       48,308

Property and equipment, net                                           52,821        53,539       59,594
Other assets                                                          11,198        11,284        8,542
                                                                   ---------  ------------  -----------
           Total assets                                            $ 140,286     $ 152,000    $ 116,444
                                                                   =========  ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $  10,143     $  13,707    $   9,373
    Income taxes payable                                                  --         6,282           --
    Accrued compensation                                               6,917         7,132        5,847
    Other current liabilities                                          7,805         7,426        7,397
                                                                   ---------  ------------  -----------
        Total current liabilities                                     24,865        34,547       22,617

Capital lease obligations                                             15,547        15,692       14,097
Deferred income taxes                                                  1,969         1,969        3,548
Other long-term obligations                                            4,337         4,183        2,756

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                             --            --           --
    Common stock, $.01 par value: 30,000,000 shares
       authorized; issued and outstanding 8,730,568, 8,688,488
       and 8,111,307                                                      87            87           81
    Additional paid-in capital                                       101,220       103,553       91,276
    Deficit                                                           (7,739)       (8,031)     (17,931)
                                                                   ---------  ------------  -----------

        Total shareholders' equity                                    93,568        95,609       73,426
                                                                   ---------  ------------  -----------

Total liabilities and shareholders' equity                        $  140,286     $ 152,000    $ 116,444
                                                                   =========  ============  ===========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                 THREE MONTHS ENDED
                                              -------------------------
                                                 MAY 2,       MAY 3,
                                                  1998         1997
                                              -----------   -----------
NET SALES                                       $  56,839   $ 48,532
COST OF SALES AND OCCUPANCY                        37,772     31,806
                                              -----------   -----------
  GROSS PROFIT                                     19,067     16,726

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       18,330     15,786
PREOPENING STORE EXPENSES                              80        440
                                              -----------   -----------

INCOME FROM OPERATIONS                                657        500
NET INTEREST EXPENSE                                  178        321
                                              -----------   -----------

INCOME BEFORE INCOME TAXES                            479        179
INCOME TAX PROVISION                                  187         72
                                              -----------   -----------

NET INCOME                                      $     292  $     107
                                              ===========   ===========

NET INCOME PER SHARE
  BASIC                                         $    0.03  $    0.01
  DILUTED                                       $    0.03  $    0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                             8,679      8,106
  DILUTED                                           9,026      8,419

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                COST PLUS, INC.

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                -------------------------
                                                                     MAY 2,     MAY 3,
                                                                      1998       1997
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     292    $    107
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                   2,136       1,896
      Loss on disposal of property and equipment                         12          10
      Change in assets and liabilities:
         Merchandise inventories                                      2,657       1,994
         Other assets                                                  (163)       (103)
         Accounts payable                                            (2,947)     (4,717)
         Income taxes payable                                        (6,282)     (6,095)
         Other liabilities                                              296        (439)
                                                                -----------   -----------

           Net cash used in operating activities                     (3,999)     (7,347)
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (1,873)     (1,766)
                                                                -----------   -----------

            Net cash used in investing activities                    (1,873)     (1,766)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                    (123)       (104)
    Cash used for stock repurchase                                   (3,750)         --
    Net proceeds from issuance of stock                               1,417         110
                                                                -----------   -----------


           Net cash provided by (used in) financing activities       (2,456)          6
                                                                -----------   -----------

    Net decrease in cash and cash equivalents                        (8,328)     (9,107)
    Cash and cash equivalents:
       Beginning of period                                           27,434      14,398
                                                                -----------   -----------

       End of period                                              $  19,106    $  5,291
                                                                ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
       Cash paid during the year for interest                     $     191   $     329
                                                                ===========   ===========

       Cash paid during the year for taxes                        $   6,503   $   6,238
                                                                ===========   ===========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MAY 2, 1998 AND MAY 3, 1997
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 2, 1998 and May 3, 1997; the interim results of operations for the three months ended May 2, 1998 and May 3, 1997; and changes in cash flows for the three months then ended. The balance sheet at January 31, 1998, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 31, 1998.

The results of operations for the three month period herein presented are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standards -- Effective February 1, 1998, Cost Plus, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for Cost Plus, Inc. for the first quarter of fiscal 1998 and fiscal 1997.

2.  REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996, the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate (8.50% at May 2, 1998) or LIBOR plus 1.75%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants including minimum tangible net worth and earnings coverage ratio. At May 2, 1998, the Company had no outstanding borrowings under the line of credit and $2.3 million outstanding under letters of credit.

3.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's Basic and Diluted per share computations.

                                               THREE MONTHS ENDED
                                           --------------------------
                                           MAY 2, 1998   MAY 3, 1998
                                           ------------  ------------

        Basic shares                              8,679         8,106
        Effect of diluted stock options             347           313
                                                  -----         -----
        Diluted shares                            9,026         8,419
                                                  =====         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (FIRST QUARTER) ENDED MAY 2, 1998 AS COMPARED TO THE THREE MONTHS (FIRST QUARTER) ENDED MAY 3, 1997.

NET SALES. Net sales increased $8.3 million, or 17.1%, to $56.8 million in the first quarter of fiscal 1998 from $48.5 million in the first quarter of fiscal 1997. This increase in net sales was attributable to new stores and an increase in comparable store sales. At May 2, 1998, the Company operated 71 stores as compared to 60 stores at May 3, 1997. These additional 11 stores contributed $5.9 million of the sales increase. Comparable store sales increased 6.1% in fiscal 1998 primarily as a result of a larger average transaction size.

GROSS PROFIT. As a percentage of net sales, first quarter gross profit was 33.5% in fiscal 1998 compared to 34.5% in fiscal 1997. The decline in gross profit resulted from higher occupancy costs in new stores. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses declined to 32.1% in the first quarter of fiscal 1998 compared to 32.5% in the first quarter of the prior fiscal year. Lower store and corporate payroll expenses were partially offset by higher advertising expenses.

PREOPENING STORE EXPENSES. Preopening store expenses, which include grand opening advertising and preopening merchandising expenses, were lower in the first quarter of fiscal 1998 as a result of incurring preopening merchandising expenses for one store compared to incurring both grand opening advertising and preopening merchandising expenses for two stores in the prior year.

NET INTEREST EXPENSE.   Net interest expense for the first quarter, which
includes capital lease interest and interest expense net of interest income, was $178,000 for fiscal 1998 and $321,000 for fiscal 1997. This decline was due to higher interest income. Interest income increased due to cash generated from the sale of the Company's San Francisco property and the leaseback of its store facility in September 1997 and a secondary offering of common stock in October 1997.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was reduced in the first quarter of fiscal 1998 to 39% from 40% in fiscal 1997, primarily as a result of the Company's expansion into states with lower tax rates.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors including those set forth above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with borrowing under the Company's credit facilities and internally generated funds. The Company believes that its cash and cash equivalents, available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

Net cash used in operating activities in the first quarter ended May 2, 1998, totaled $4.0 million, a decrease of $3.3 million over the prior year. This decrease resulted primarily from the timing of payments for merchandise inventory.

Net cash used in investing activities, primarily for new stores, totaled $1.9 million in the first quarter of 1998 compared to $1.8 million in the prior year. The Company estimates that capital expenditures will approximate $13.7 million in the 1998 fiscal year.

Net cash used in financing activities was $2.5 million in the first quarter of fiscal 1998 primarily as a result of the repurchase of 150,001 shares of common stock for $3.8 million from the Company's retiring Chief Executive Officer, which was partially offset by stock issued under the Company's stock option and stock purchase plans. In the first quarter of fiscal 1997, net cash provided by financing activities was minimal.

On May 7, 1996, the Company entered into a revolving line of credit agreement with Bank of America which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowings and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1
through December 31 of each year.   Interest is paid monthly at the bank's
reference rate (8.50% at May 2, 1998) or LIBOR plus 1.75%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants including minimum tangible net worth and earnings coverage ratio. At May 2, 1998, the Company had no outstanding borrowings under the line of credit and $2.3 million outstanding under letters of credit.

IMPACT OF NEW ACCOUNTING STANDARD

Effective February 1, 1998, Cost Plus, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for Cost Plus, Inc. for the first quarter of fiscal 1998 and fiscal 1997.

                          PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Ron Perkuchin joined the Company as Vice President, Distribution effective May 19, 1998. Previously, Mr. Perkuchin was employed with Ross Stores and has over twenty years of experience in retail distribution and logistics.

Additionally, Judy Soares joined the Company effective May 19, 1998 as Vice President, Information Systems. Ms. Soares joined the Company from Natural Wonders with more than twenty years of experience in information systems at specialty retailers.

On June 15, 1998, John Hoffner joined the Company as Executive Vice President of Administration, Chief Financial Officer and Secretary. Mr. Hoffner joins the Company from Sweet Factory, Inc. with nearly twenty-five years of retail experience.

The Company's press releases dated May 19, 1998 and June 8, 1998 announcing these changes in management structure are attached as Exhibit 10.1 and Exhibit 10.2, respectively, which are incorporated herein by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a)  Exhibits
                10.1   Press release of May 19, 1998 announcing changes in
                       management structure.
                10.2   Press release of June 8, 1998 naming John Hoffner
                       Executive Vice President of Administration, Chief
                       Financial Officer.
                27     Financial Data Schedule (submitted for SEC use only).


        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three month period ended May 2, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                COST PLUS, INC.
                                ---------------------------------
                                Registrant


                                    /s/   Murray Dashe
Date: June 15, 1998             ---------------------------------
                                By:       Murray Dashe
                                          Chairman, Chief Executive Officer
                                          and President