Form 10-Q
period 1998-08-01
COST PLUS INC/CA/
filed 1998-09-14
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 1, 1998

                                       OR

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    -------

                         Commission file number 0-14970

                                COST PLUS, INC.
             (Exact name of registrant as specified in its charter)

                   California                                      94-1067973
 (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                  organization)

       200 4th Street, Oakland, California                           94607
    (Address of principal executive offices)                      (Zip Code)

 Registrant's telephone number, including area code              (510) 893-7300

Former name, former address and former fiscal year,     201 Clay Street, Oakland, California
       if changed since last report.                                 94607

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
     -----    -----


The number of shares of Common Stock, $0.01 par value, outstanding on September 4, 1998 was 8,794,266.

                                COST PLUS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 1, 1998

                                     INDEX


PART I.  FINANCIAL INFORMATION                                            PAGE

ITEM 1.    Condensed Consolidated Financial Statements

           Balance Sheets (unaudited) as of August 1, 1998,
             January 31, 1998 and August 2, 1997                           3

           Statements of Operations (unaudited)
             for the three and six months ended
             August 1, 1998 and August 2, 1997                             4

           Statements of Cash Flows (unaudited)
             for the six months ended August 1, 1998
             and August 2, 1997                                            5

           Notes to Condensed Consolidated Financial Statements            6-7

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-10

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders             11

ITEM 5.    Other Information                                               12

ITEM 6.    Exhibits and Reports on Form 8-K                                12

SIGNATURE PAGE                                                             13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS, UNAUDITED)

                                                     AUGUST 1,          JANUARY 31,           AUGUST 2,
                                                       1998                1998                1997
                                                 ----------------    ----------------    --------------------
ASSETS
Current assets:
    Cash and cash equivalents                     $      11,998         $    27,434         $         786
    Merchandise inventories                              61,330              56,606                50,557
    Other current assets                                  4,431               3,137                 2,609
                                                 ----------------    ----------------    --------------------
         Total current assets                            77,759              87,177                53,952

Property and equipment, net                              54,023              53,539                61,459
Other assets                                             11,085              11,284                 8,271
                                                 ----------------    ----------------    --------------------

Total assets                                      $     142,867         $   152,000         $     123,682
                                                 ================    ================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $      12,024         $    13,707         $      10,943
    Accrued compensation                                  5,454               7,132                 5,927
    Revolving line of credit                                 --                  --                 4,900
    Other current liabilities                             8,685              13,708                 7,222
                                                 ----------------    ----------------    --------------------
         Total current liabilities                       26,163              34,547                28,992

Capital lease obligations                                15,401              15,692                13,980
Deferred income taxes                                     1,969               1,969                 3,548
Other long-term obligations                               4,953               4,183                 2,854

Shareholders' equity:
    Preferred stock, $.01 par value:
      5,000,000 shares authorized; none
      issued and outstanding                                 --                  --                    --
    Common stock, $.01 par value:
      30,000,000 shares authorized;
      issued and outstanding 8,784,738,
      8,688,488 and 8,210,502 shares                         88                  87                    82
    Additional paid-in capital                          101,927             103,553                91,970
    Deficit                                              (7,634)             (8,031)              (17,744)
                                                 ----------------    ----------------    --------------------

         Total shareholders' equity                      94,381              95,609                74,308
                                                 ----------------    ----------------    --------------------
Total liabilities and shareholders' equity        $     142,867         $   152,000         $     123,682
                                                 ================    ================    ====================

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                   --------------------------------     ------------------------------------
                                       AUGUST 1,       AUGUST 2,             AUGUST 1,         AUGUST 2,
                                         1998            1997                  1998              1997
                                   --------------    --------------     ---------------    -----------------
Net sales                           $     58,168      $     47,287       $     115,007      $       95,819
Cost of sales and occupancy               38,079            30,558              75,851              62,364
                                   --------------    --------------     ---------------    -----------------
      Gross profit                        20,089            16,729              39,156              33,455

Selling, general and administrative
  expenses                                19,066            15,758              37,396              31,544
Store preopening expenses                    598               200                 678                 640
                                   --------------    --------------     ---------------    -----------------

Income from operations                       425               771               1,082               1,271
Net interest expense                         254               460                 432                 781
                                   --------------    --------------     ---------------    -----------------

Income before income taxes                   171               311                 650                 490
Provision for income taxes                    66               124                 253                 196
                                   --------------    --------------     ---------------    -----------------

Net income                          $        105      $        187       $         397      $          294
                                   ==============    ==============     ===============    =================

Net income per share
   Basic                            $       0.01      $       0.02       $        0.05      $         0.04
   Diluted                          $       0.01      $       0.02       $        0.04      $         0.03

Weighted average shares outstanding
   Basic                                   8,762             8,153               8,720               8,129
   Diluted                                 9,062             8,563               9,045               8,489

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                        ---------------------------------
                                                                            AUGUST 1,         AUGUST 2,
                                                                              1998               1997
                                                                        ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $        397        $     294
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             4,402            3,874
      Loss on disposal of property and equipment                                   29               31
      Change in assets and liabilities:
         Merchandise inventories                                               (4,724)          (7,952)
         Other assets                                                          (1,436)            (171)
         Accounts payable                                                      (1,066)          (3,147)
         Income taxes payable                                                  (6,282)          (6,095)
         Other liabilities                                                        307             (449)
                                                                        ---------------    --------------

           Net cash used in operating activities                               (8,373)         (13,615)
                                                                        ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (5,191)          (5,494)
                                                                        ---------------    --------------

           Net cash used in investing activities                               (5,191)          (5,494)
                                                                        ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving line of credit                                  --            4,900
    Principal payments on capital lease obligations                              (247)            (208)
    Proceeds from issuance of common stock, net of related costs                2,125              805
    Cash used for common stock repurchases                                     (3,750)              --
                                                                        ---------------    --------------
           Net cash (used in) provided by financing
             activities                                                        (1,872)           5,497
                                                                         ---------------    --------------
    Net decrease in cash and cash equivalents                                 (15,436)         (13,612)
    Cash and cash equivalents:
       Beginning of period                                                     27,434           14,398
                                                                        ---------------    --------------
       End of period                                                     $     11,998        $     786
                                                                        ===============    ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
       Cash paid during the period for interest                          $        453        $     764
                                                                        ===============    ==============
       Cash paid during the period for taxes                             $      7,195        $   6,649
                                                                        ===============    ==============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at August 1, 1998 and August 2, 1997; the interim results of operations for the three and six months ended August 1, 1998 and August 2, 1997; and changes in cash flows for the six months then ended. The balance sheet at January 31, 1998, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

Impact of New Accounting Standard -- Effective February 1, 1998, Cost Plus, Inc.
---------------------------------
adopted Statement of Financial Accounting Standards No. 130, "Reporting
                                                              ---------
Comprehensive Income."  This Statement requires that all items recognized under
--------------------
accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and six months ended August 1, 1998 and August 2, 1997.

2.  REVOLVING LINE OF CREDIT AGREEMENT

On May 7, 1996, the Company entered into a revolving line of credit agreement with a bank, which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate (8.50% at August 1, 1998) or LIBOR plus 1.75%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At August 1, 1998, the Company had no outstanding borrowings under the line of credit and $1.5 million outstanding under letters of credit.

                                COST PLUS, INC.

3.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                           Three Months Ended                 Six Months Ended
                                     -------------------------------  ---------------------------------
                                        August 1,         August 2,        August 1,         August 2,
                                          1998              1997             1998              1997
                                     -------------     -------------    -------------     -------------
Basic shares                              8,762            8,153            8,720             8.129
Effect of dilutive stock options            300              410              325               360
                                     -------------     -------------    -------------     -------------
Diluted shares                            9,062            8,563            9,045             8,489
                                     =============     =============    =============     =============

4.  STOCK OPTION PLANS

In June 1998, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 250,000 to a total of 1,674,669 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT
EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES.   ACTUAL RESULTS MAY DIFFER
FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND SHAREHOLDERS OF COST PLUS, INC. (THE "COMPANY" OR "COST PLUS") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, "FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 9 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

RESULTS OF OPERATIONS

THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE) ENDED AUGUST 1, 1998 AS COMPARED TO THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-
DATE) ENDED AUGUST 2, 1997.

NET SALES.  Net sales increased $10.9 million, or 23.0%, to $58.2 million in the
---------
second quarter of fiscal 1998 from $47.3 million in the second quarter of fiscal 1997. Year-to-date, net sales were $115.0 million compared to $95.8 million for the same period of fiscal 1997, an increase of $19.2 million, or 20.0%. The increase in net sales, for the three and six months of fiscal 1998, was attributable to new stores and an increase in comparable store sales.
Comparable stores sales rose 6.9% in the second quarter and 6.5% in the six months, primarily as a result of a larger average transaction size. As of August 1, 1998, the Company operated 74 stores compared to 60 stores as of August 2, 1997. New and non-comparable stores contributed approximately $7.7 million of the second quarter increase and $14.2 million of the year-to-date increase in net sales.

GROSS PROFIT.  As a percentage of net sales, gross profit was 34.5% in the
------------
second quarter of fiscal 1998 compared to 35.4% in the second quarter of fiscal 1997. Year-to-date, gross profit, as a percentage of net sales, was 34.0% this year compared with 34.9% last year. The decrease in gross profit rate resulted from higher occupancy costs in new stores, partially offset by an improvement in initial markon. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES.  As a percentage of net
-----------------------------------------------------
sales, SG&A expenses improved 0.5% to 32.8% in the second quarter of fiscal 1998, from 33.3% in the second quarter of fiscal 1997. Year-to-date, SG&A expenses decreased to 32.5% in the current fiscal year from 32.9% last year. The decrease in SG&A expenses, as a percentage of net sales, resulted primarily from the leveraging of store and corporate payroll expenses.

STORE PREOPENING EXPENSES.  Store preopening expenses, which include grand
-------------------------
opening advertising and preopening merchandise setup expenses, were higher in the second quarter and first half of fiscal 1998 compared with the second quarter and first half of fiscal 1997, primarily as a result of the timing of
store openings.   Expenses are generally incurred in both the fiscal month
prior to and the fiscal month of the store opening and vary depending on the location of a store and whether it is located in a new or existing market. The Company opened three stores in the second quarter of fiscal 1998 compared to none in the prior year's second quarter. Year-to-date, the Company opened four stores in fiscal 1998 compared to two in the prior year.

NET INTEREST EXPENSE.  Net interest expense, which includes capital lease
--------------------
interest and interest expense net of interest income, was $254,000 in the second quarter of fiscal 1998 and $460,000 in the second quarter of fiscal 1997. For the six months, interest expense was $432,000 in fiscal 1998 compared to $781,000 in fiscal 1997. This decrease in expense resulted from higher interest income and lower borrowings due to cash generated from the sale of the Company's San Francisco property and the leaseback of its store facility in September 1997 and to proceeds from a secondary offering of common stock in October 1997.

PROVISION FOR INCOME TAXES.  The Company's effective tax rate was reduced to
--------------------------
39.0% in fiscal 1998 from 40.0% in fiscal 1997, primarily as a result of the Company's expansion into states with lower tax rates.

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

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

As is the case with most companies using computers in their operation, the Company is in the process of addressing the Year 2000 Compliance issue. The Company is currently engaged in a comprehensive project to assess and, if necessary, modify its hardware and computer software applications to identify and resolve the Year 2000 problems. A portion of the required modifications is being addressed in conjunction with normal implementation and development of new systems. An assessment of the readiness of external entities with which the Company interfaces, such as vendors, customers, payment systems and others, is ongoing. The development of contingency plans, based on the Company's assessment of external entities' readiness, is ongoing and will continue into calendar 1999. Management expects to have substantially all of the systems and application changes completed by the end of the first quarter of 1999 and believes that its level of preparedness is appropriate.* Internal and external resources are being used to address issues, effect any required modifications and test compliance. The incremental costs to the Company of these Year 2000 Compliance activities is not expected to be material.* A portion of these costs will be met from existing resources, with the remainder representing incremental costs which will be expensed as incurred.

There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's credit facilities. The Company believes that its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the next 12 months.*

Net cash used in operating activities in the first half of fiscal 1998 totaled $8.4 million, a decrease of $5.2 million over the comparable period of the prior fiscal year. Lower inventory purchases were required in the first half of fiscal 1998 compared to the first half of fiscal 1997 due to a better in-stock position at the beginning of fiscal 1998. At August 1, 1998, average inventory levels per store was consistent with the prior year.

Net cash used in investing activities, primarily for new stores, totaled $5.2 million for the first half of fiscal 1998 compared to $5.5 million in the comparable period of the prior fiscal year. The Company estimates that capital expenditures will approximate $13.7 million in fiscal 1998.*

Net cash used in financing activities was $1.9 million in the first half of fiscal 1998, primarily as a result of the repurchase of 150,001 shares of common stock for $3.8 million from the Company's retiring Chief Executive Officer, which was partially offset by stock issued under the Company's stock option and stock purchase plans. Net cash provided by financing activities in fiscal 1997 was $5.5 million including $4.9 million in net borrowings under the Company's revolving credit line.

On May 7, 1996, the Company entered into a revolving line of credit agreement with a bank, which was amended on May 15, 1997 and expires June 1, 1999. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $35.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate (8.50% at August 1, 1998) or LIBOR plus 1.75%, depending on the
nature of the borrowings.   The agreement is secured by the Company's inventory
and receivables. The Company is subject to certain financial covenants customary with such agreements. At August 1, 1998, the Company had no outstanding borrowings under the line of credit and $1.5 million outstanding under letters of credit.

IMPACT OF NEW ACCOUNTING STANDARD

Effective February 1, 1998, Cost Plus, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement
                               ------------------------------
requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and six months ended August 1, 1998 and August 2, 1997.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's 1998 Annual Meeting of Shareholders held on June 18, 1998, the shareholders voted on the following proposals:


PROPOSAL 1.  To elect seven directors for the ensuing year and until their successors are elected.

PROPOSAL 2.  To approve an amendment to the Company's 1995 Stock Option Plan to increase the shares reserved for issuance thereunder by 250,000 shares.

PROPOSAL 3.  To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 30, 1999.


1998 ANNUAL MEETING ELECTION RESULTS


PROPOSAL 1 - ELECTION OF DIRECTORS

   Name                       FOR         WITHHELD
   ----                       ---         --------

   Murray H. Dashe         7,580,828          645
   Ralph D. Dillon         7,580,526          947
   Joseph H. Coulombe      7,580,826          647
   Danny W. Gurr           7,580,793          680
   Edward A. Mule          7,570,828       10,645
   Olivier L. Trouveroy    7,570,828       10,645
   Thomas D. Willardson    7,580,828          645

PROPOSAL 2 AND 3


                                                                                                   BROKER
Proposal                                FOR               AGAINST              ABSTAIN            NON-VOTES
--------                                ---               -------              -------            ---------
Amendment to the 1995                6,346,039           1,223,199                556              11,679
    Stock Option Plan
Appointment of Deloitte &            7,567,106              13,215              1,152                   0
    Touche LLP

ITEM 5.  OTHER INFORMATION

Nancy J. Pedot joined the Company's Board of Directors in June of 1998, replacing Mervin G. Morris who retired. Ms. Pedot served as President and Chief Executive Officer of Gymboree, a specialty retailer of better children's apparel, until February 1997. Ms. Pedot currently serves on the board of directors of several national and community organizations.

The Company's press release of June 29, 1998 is attached as Exhibit 10.2, which is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
          10.1  1995 Stock Option Plan, as amended.
          10.2  Press release of June 29, 1998 naming Nancy J. Pedot to the
                Company's Board of Directors.
          10.3  Preferred Shares Rights Agreement, dated as of June 30, 1998 between Cost Plus, Inc. and BankBoston, N.A., including the
                Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.
          10.4  Employment Agreement, dated May 6, 1998, between the Company and
                John F. Hoffner.
          27    Financial Data Schedule (submitted for SEC use only).


   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COST PLUS, INC.
                                   -------------------------------------------
                                   Registrant

                                   /s/ John F. Hoffner
                                   -------------------------------------------
Date: September 11, 1998           By: John F. Hoffner
                                       Executive Vice President, Administration
                                       Chief Financial Officer