Form 10-Q
period 1998-10-31
COST PLUS INC/CA/
filed 1998-12-14
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1998

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

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
     -----    -----

The number of shares of Common Stock, $0.01 par value, outstanding on December 4, 1998 was 8,823,997.

                                COST PLUS, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1998

                                     INDEX

                                                                   PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets (unaudited) as of October 31, 1998,
           January 31, 1998 and November 1, 1997                    3

          Statements of Operations (unaudited)
           for the three and nine months ended
           October 31, 1998 and November 1, 1997                    4

          Statements of Cash Flows (unaudited)
           for the nine months ended October 31, 1998
           and November 1, 1997                                     5

          Notes to Condensed Consolidated Financial Statements      6-7

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      8-10

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                          12

SIGNATURE PAGE                                                      13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share amounts, unaudited)

                                                               OCTOBER 31,           JANUARY 31,          NOVEMBER 1,
                                                                  1998                  1998                 1997
                                                               ----------            ----------           ---------
ASSETS
Current assets:
    Cash and cash equivalents                                  $      856            $  27,434            $     567
    Merchandise inventories                                        86,546               56,606               72,165
    Other current assets                                            5,081                3,137                5,559
                                                               ----------            ---------            ---------
       Total current assets                                        92,483               87,177               78,291

Property and equipment, net                                        58,593               53,539               52,755
Other assets                                                       10,642               11,284               10,982
                                                               ----------            ---------            ---------
       Total assets                                            $  161,718            $ 152,000            $ 142,028
                                                               ==========            =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $   21,612            $  13,707            $  16,450
    Accrued compensation                                            7,084                7,132                6,883
    Revolving line of credit                                        7,600                    -                3,600
    Other current liabilities                                       9,020               13,708                7,583
                                                               ----------            ---------            ---------
          Total current liabilities                                45,316               34,547               34,516

Capital lease obligations                                          15,256               15,692               15,828
Deferred income taxes                                               1,969                1,969                3,548
Other long-term obligations                                         5,298                4,183                3,913

Shareholders' equity:
    Preferred stock, $0.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                           -                    -                    -
    Common stock, $0.01 par value: 30,000,000 shares
      authorized; issued and outstanding 8,808,247,
      8,688,488 and 8,684,051 shares                                   88                   87                   87
    Additional paid-in capital                                    102,207              103,553              103,132
    Accumulated deficit                                            (8,416)              (8,031)             (18,996)
                                                               ----------            ---------            ---------

       Total shareholders' equity                                  93,879               95,609               84,223
                                                               ----------            ---------             --------

Total liabilities and shareholders' equity                     $  161,718            $ 152,000            $ 142,028
                                                               ==========            =========            =========

           See notes to condensed consolidated financial statements.

                       COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                       THREE MONTHS ENDED                              NINE MONTHS ENDED
                                             -----------------------------------              ------------------------------------
                                             OCTOBER 31,             NOVEMBER 1,              OCTOBER 31,              NOVEMBER 1,
                                                 1998                    1997                    1998                     1997
                                             -----------             -----------              -----------              ------------
Net sales                                    $    66,689             $    54,687              $   181,696               $   150,506
Cost of sales and occupancy                       43,676                  35,600                  119,527                    97,964
                                             -----------             -----------              -----------               -----------
     Gross profit                                 23,013                  19,087                   62,169                    52,542

Selling, general and administrative
 expenses                                         22,275                  18,946                   59,671                    50,490
Store preopening expenses                          1,579                   1,639                    2,257                     2,279
                                             -----------             -----------              -----------               -----------
Income (loss) from operations                       (841)                 (1,498)                     241                      (227)
Interest expense, net                                440                     589                      872                     1,370
                                             -----------             -----------              -----------               -----------
Loss before income taxes                          (1,281)                 (2,087)                    (631)                   (1,597)
Benefit from income taxes                           (499)                   (835)                    (246)                     (639)
                                             -----------             -----------              -----------               -----------
Net loss                                            (782)                 (1,252)                    (385)                     (958)
                                             ===========             ===========              ===========               ===========
Net loss per share
  Basic                                      $     (0.09)            $     (0.15)             $     (0.04)              $     (0.12)
  Diluted                                    $     (0.09)            $     (0.15)             $     (0.04)              $     (0.12)

Weighted average shares outstanding
  Basic                                            8,796                   8,357                    8,746                     8,206
  Diluted                                          8,796                   8,357                    8,746                     8,206

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands, unaudited)

                                                                           NINE MONTHS ENDED
                                                                   ---------------------------------
                                                                    OCTOBER 31,          NOVEMBER 1,
                                                                       1998                 1997
                                                                   -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (385)              $  (958)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
    Depreciation and amortization                                      6,643                 5,791
    Loss on disposal of property and equipment                            68                    45
    Change in assets and liabilities:
      Merchandise inventories                                        (29,940)              (29,560)
      Other assets                                                    (1,816)               (3,393)
      Accounts payable                                                 8,522                 2,360
      Income taxes payable                                            (6,282)               (6,095)
      Other liabilities                                                2,595                 1,434
                                                                     -------               -------
       Net cash used in operating activities                         (20,595)              (30,376)
                                                                     -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (11,891)               (9,320)
  Net proceeds from sale of property and equipment                        23                10,611
                                                                     -------               -------
       Net cash (used in) provided by investing activities           (11,868)                1,291
                                                                     -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving line of credit                        7,600                 3,600
  Principal payments on capital lease obligations                       (370)                 (318)
  Proceeds from issuance of common stock, net of related costs         2,405                11,972
  Cash used for common stock repurchases                              (3,750)                   --
                                                                     -------               -------
      Net cash provided by financing activities                        5,885                15,254
                                                                     -------               -------
  Net decrease in cash and cash equivalents                          (26,578)              (13,831)
  Cash and cash equivalents:
        Beginning of period                                           27,434                14,398
                                                                     -------               -------
        End of period                                                $   856               $   567
                                                                     =======               =======
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
    Cash paid during the period for interest                         $   876               $ 1,367
                                                                     =======               =======
    Cash paid during the period for taxes                            $ 7,482               $ 7,175
                                                                     =======               =======
    Non-cash financing activities:
      Property acquired under capital lease                          $    --               $ 1,994
                                                                     =======               =======

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at October 31, 1998 and November 1, 1997; the interim results of operations for the three and nine months ended October 31, 1998 and November 1, 1997; and the changes in cash flows for the nine months then ended. The balance sheet at January 31, 1998, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 31, 1998.

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standard -- Effective February 1, 1998, Cost Plus, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and nine months ended October 31, 1998 and November 1, 1997.


2.  REVOLVING LINE OF CREDIT AGREEMENT

On October 12, 1998, the Company entered into a revolving line of credit agreement with a bank, which expires June 1, 2000. This agreement replaced the Company's previous revolving line of credit agreement. The new agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.50% at October 31, 1998) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At October 31, 1998, the Company had $7.6 million of outstanding borrowings under the line of credit and $1.3 million outstanding under letters of credit.

                                COST PLUS, INC.

3.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                                        Three Months Ended                   Nine Months Ended
                                                    ---------------------------        ---------------------------
                                                     October 31,     November 1,       October 31,     November 1,
                                                       1998              1997             1998            1997
                                                    ----------       ----------        ----------      -----------
            Basic Shares                               8,796            8,357            8,746            8,206
            Effect of dilutive stock options               -                -                -                -
                                                       -----            -----            -----            -----
            Diluted shares                             8,796            8,357            8,746            8,206
                                                       =====            =====            =====            =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK "*" DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT
EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES.   ACTUAL RESULTS MAY DIFFER
FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND SHAREHOLDERS OF COST PLUS, INC. (THE "COMPANY" OR "COST PLUS") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, "FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 9 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 31, 1998 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED NOVEMBER 1, 1997.

NET SALES. Net sales increased $12.0 million, or 21.9%, to $66.7 million in the third quarter of fiscal 1998 from $54.7 million in the third quarter of fiscal 1997. Year-to-date, net sales were $181.7 million compared to $150.5 million for the same period of fiscal 1997, an increase of $31.2 million, or 20.7%. The increase in net sales, for the three and nine months of fiscal 1998, was attributable to new stores and an increase in comparable store sales.
Comparable stores sales rose 5.5% in the third quarter and 6.1% in the nine months, primarily as a result of a larger average transaction size. As of October 31, 1998, the Company operated 82 stores compared to 68 stores as of November 1, 1997. New and non-comparable stores contributed approximately $9.2 million of the third quarter increase and $22.3 million of the year-to-date increase in net sales.

GROSS PROFIT. As a percentage of net sales, gross profit was 34.5% in the third quarter of fiscal 1998 compared to 34.9% in the third quarter of fiscal 1997. Year-to-date, gross profit, as a percentage of net sales, was 34.2% this year compared with 34.9% last year. The decrease in gross profit rate resulted from higher occupancy costs in new stores, partially offset by a slight improvement in initial markon. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. As a percentage of net sales, SG&A expenses improved 1.2% to 33.4% in the third quarter of fiscal 1998, from 34.6% in the third quarter of fiscal 1997. Year-to-date, SG&A expenses decreased to 32.8% in the current fiscal year from 33.5% last year. The decrease in SG&A expenses, as a percentage of net sales, resulted primarily from the leveraging of store and corporate payroll expenses.

STORE PREOPENING EXPENSES. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.6 million in the third quarter of both fiscal 1998 and fiscal 1997 and $2.3 million year-to-date in both fiscal years. Expenses are generally incurred in both the fiscal month prior to and the fiscal month of the store opening and vary depending on the location of a store and whether it is located in a new or existing market. The Company opened eight stores in the third quarter of fiscal 1998 and fiscal 1997. Year-to-date, the Company opened twelve stores in fiscal 1998 compared to ten in the prior year.

NET INTEREST EXPENSE. Net interest expense, which includes capital lease interest and interest expense net of interest income, was $440,000 in the third quarter of fiscal 1998 and $589,000 in the third quarter of fiscal 1997. For the nine months, interest expense was $872,000 in fiscal 1998 compared to $1.4 million in fiscal 1997. This decrease in expense resulted from higher interest income and lower borrowings throughout the year due to cash generated from the sale of the Company's San Francisco property and the leaseback of its store facility in September 1997 and to proceeds from a secondary offering of common stock in October 1997.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was reduced to 39.0% in fiscal 1998 from 40.0% in fiscal 1997, primarily as a result of the Company's expansion into states with lower tax rates.

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

YEAR 2000 READINESS DISCLOSURE

State of readiness
The Year 2000 issue is primarily the result of certain computer systems using a two-digit format rather than four-digits to indicate the year. Such computer systems will, unless modified, be unable to interpret dates beyond the year 1999, causing errors and failures which may disrupt operations of such systems. To address this issue, the Company has a comprehensive plan (the "Plan") intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers, and other third parties have been evaluated and will be suitable for continued use into and beyond the year 2000. In addition to areas normally associated with information technology ("IT"), the Plan also includes areas normally considered outside of IT, but which may utilize embedded microprocessors with potential Year 2000 problems.

The Company's Year 2000 Project (the "Project") has been divided into four phases: i) assessment, ii) remediation, iii) testing and certification and iv) contingency planning. An assessment of all IT systems has been completed. The remediation of in-house systems is approximately 80% complete and is targeted for completion by first quarter of fiscal 1999.* The Company expects that all key hardware and software systems will be tested and determined to be compliant by the end of the second quarter of fiscal 1999 with any remaining work on minor systems scheduled for completion in the third quarter of fiscal 1999. Hardware upgrades which were planned for growth and some which assist in Year 2000 compliance have been accelerated into fiscal 1998 and fiscal 1999.

The Company is in the process of surveying key vendors, suppliers and service providers for their readiness. This process is expected to be complete by the second quarter of fiscal year 1999.* Assessment of the risks associated with vendors and third party service providers' failure to remediate their own Year 2000 issues will continue throughout the duration of the Project.

Costs to address Year 2000 issues
In addressing the Year 2000 Project, the Company has relied and continues to rely primarily on internal resources, with supervised support from consultants and contractors. Internal costs, which are principally payroll for its information systems personnel, are not separately tracked. The costs for the
Year 2000 Project have not been and are not expected to be material.   Costs are
consistent with and included in the Company's operating budgets and, based on information gathered to date, future Project costs are not expected to have a material adverse effect on the results of operations in any period, on liquidity, financial position or other information technology projects.*

Risks of the Year 2000 issues
The Company believes that its structured approach toward modifications of existing software and conversions to new software for certain applications, as discussed above, should mitigate significant disruption of its operations due to potential Year 2000 problems.* The Company has also identified areas of potential third party risk which include communications systems, utilities and elements of the merchandise supply chain including procurement, transportation and import activities. The disruption of communications systems and utilities could impact the Company's ability to operate its stores. The inability of principal suppliers to be Year 2000 compliant could result in delays in product deliveries from such suppliers and disruption of the Company's distribution channel. There can be no assurance that related entities will achieve Year 2000 compliance or that the Company can timely compensate for its risks should such entities fail to do so. If the Company's internal systems are not adequately remediated or if necessary modifications and conversions by other companies on whose systems some of the Company's business processes depend are not completed on time, the Year 2000 issue could have an adverse effect on the Company's operations.

The Company's plans for expenditures to achieve Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates include certain assumptions about future events, including the continued availability of certain resources. However, there can be no assurance that these estimates will be achieved, and because of the complex interdependencies involved with Year 2000 issues, actual results could differ materially from these estimates. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential financial impact of problems if the Company's remediation efforts or the efforts of those with whom it does business are not successful.

Contingency plans
The Company is developing contingency plans for critical business processes in the event of compliance failure on the part of the Company or its business partners including communications systems, utilities, suppliers and other service providers. Contingency plans will be completed by approximately the second quarter of fiscal 1999.* However, there can be no assurance that such contingency plans will address all of the Year 2000 issues which the Company might ultimately encounter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's credit facilities. The Company believes that its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.*

Net cash used in operating activities for the nine months ended October 31, 1998 totaled $20.6 million, a decrease of $9.8 million from the comparable period of the prior fiscal year. The decrease resulted primarily from the timing of payments for merchandise inventories. At October 31, 1998, average inventory levels per store were consistent with the prior year.

Net cash used in investing activities, primarily for new stores, totaled $11.9 million for the nine months ended October 31, 1998. In fiscal 1997, net cash provided by investing activities of $1.3 million consisted of $10.6 million from the sale of the San Francisco property, partially offset by $9.3 million of property and equipment purchases, primarily for new stores. The Company estimates that capital expenditures will approximate $13.7 million in fiscal 1998.*

Net cash provided by financing activities was $5.9 million in the first nine months of fiscal 1998, primarily as a result of net borrowings under the Company's revolving line of credit and proceeds from stock issued under the Company's stock option and stock purchase plans which were partially offset by the repurchase of 150,001 shares of common stock for $3.8 million from the Company's retiring Chief Executive Officer. Net cash provided by financing activities was $15.3 million in the nine months ended November 1, 1997 and included $3.6 million of net borrowings under the Company's revolving credit line and $12.0 million from the issuance of stock in connection with the October 1997 offering of the Company's common stock and the Company's stock option and stock purchase plans. Proceeds from the October 1997 offering were used to repay outstanding borrowings and for working capital and other general corporate purposes.

On October 12, 1998, the Company entered into a revolving line of credit agreement with a bank, which expires June 1, 2000. This agreement replaced the Company's previous revolving line of credit agreement. The new agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.50% at October 31, 1998) or IBOR plus 1.125%, depending on the nature of the
borrowings.   The agreement is secured by the Company's inventory and
receivables. The Company is subject to certain financial covenants customary with such agreements. At October 31, 1998, the Company had $7.6 million outstanding borrowings under the line of credit and $1.3 million outstanding under letters of credit.

IMPACT OF NEW ACCOUNTING STANDARD

Effective February 1, 1998, Cost Plus, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and nine months ended October 31, 1998 and November 1, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1 Lease agreement between the Company and Square I, LLC for certain corporate office space located in Oakland, California.

        10.2 Business Loan Agreement, dated October 12, 1998, between the Company and Bank of America National Trust and Savings Association.

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

                                  COST PLUS, INC.
                                  ---------------------------------------------
                                  Registrant

                                  /s/  John F. Hoffner
                                  ---------------------------------------------
Date: December 14, 1998           By:  John F. Hoffner
                                       Executive Vice President, Administration
                                       Chief Financial Officer