Form 10-K
period 1999-01-30
COST PLUS INC/CA/
filed 1999-04-27
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 30, 1999
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________.

                        Commission file number 0-14970
                                COST PLUS, INC.
            (Exact name of registrant as specified in its charter)

           California                                       94-1067973
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             200 4th Street                                    94607
          Oakland, California                                (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code         (510) 893-7300

Securities registered pursuant to                              None
    Section 12(b) of the Act:

Securities registered pursuant to                  Common Stock, $.01 par value
   Section 12(g) of the Act:                     Preferred Share Purchase Rights

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

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1999 was approximately $389,345,239 based upon the last sale price reported for such date on the Nasdaq National Market. On that date, 13,346,660 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1999 ("Annual Report") are incorporated by reference into Part II and Part IV.

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 1999 ("Proxy Statement") are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

The Company

  Cost Plus, Inc. ("Cost Plus World Market" or "the Company") is a leading specialty retailer of casual home living and entertaining products. As of January 30, 1999, the Company operated 85 stores under the name "Cost Plus World Market" in 16 states, primarily in the Western United States, but has begun to expand into other regions of the country. Cost Plus World Market's business strategy is to differentiate itself by offering a large and everchanging selection of unique products, many of which are imported, at competitive prices in an exciting shopping environment. Many of Cost Plus World Market's products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and typically are not available at department stores and other specialty retailers.

  Cost Plus World Market's expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. The Company's stores, operated under the name "Cost Plus World Market", are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 1998, the Company opened a total of 15 stores, including eight in existing markets in Austin, Chicago, Dallas, Detroit, Houston, Sacramento and San Francisco and seven in new markets in Cincinnati, Indianapolis, Omaha and St. Louis.

Merchandising

  Cost Plus World Market's merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual living and home entertaining.

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

  The average selling space of a Cost Plus World Market store is approximately 15,900 square feet, which allows space and flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another, and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the entrance. The "power" aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company uses a "swing" area near the front of the store to group seasonal products in themes, such as Christmas and Easter. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed monthly.

  The Cost Plus World Market store format is also designed to reinforce the Company's value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk displays of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space, for example, a display of chairs arranged on a wall and rugs hanging vertically from display racks.

  The Company believes that its customers usually visit a Cost Plus World
Market store as a destination with a specific purchase in mind. The Company also believes that once in the store, its customers often spend additional time shopping and browsing, usually purchasing more items than they originally intended.

  Products.   The Company believes its distinctive and unique merchandise differentiates the Company from other retailers. Many of Cost Plus World Market's products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and typically are not available at department stores and other specialty retailers. In addition to strengthening the stores' product offering, proprietary and private label goods typically offer higher gross margin opportunities than branded goods. A significant portion of Cost Plus World Market's products are made abroad in approximately 50 countries, and many of these goods are handcrafted by local artisans.

  The Company's product offerings are designed to provide solutions to customers' casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, lamps, window coverings, frames and baskets. Cost Plus World Market's furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products offer the casual gourmet an assortment of products organized around a variety of themes such as baking, food preparation, barbeque and international dining.

  Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, cards, wrapping paper and Christmas and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

  Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and mineral water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverage, generally have lower margins than the Company's average. Coffee, roasted at the Company's own roasting plant, is sold over-the-counter from bulk containers. Gourmet foods include packaged products from around the world and seasonal items that relate to "old world"
holidays and customs.   Packaged snacks, candy and pasta are displayed in open
barrels and crates.   All food items typically have a shelf life that lasts six
months or longer.

  The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company regularly marks down and eliminates items that do not meet its turnover expectations.

  Pricing.   Cost Plus World Market offers quality products at competitive prices. The Company complements its competitive everyday prices with opportunistic buys, enabling the Company to pass on additional savings to the customer. The Company routinely shops a variety of retailers to ensure that its products are competitively priced.

  Planning and Buying.   Cost Plus World Market effectively manages a large
number of products by utilizing a centralized merchandise planning system. The Company regularly monitors merchandise through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff which is responsible for establishing the assortment of inventory within the merchandise groups each season, including integrating trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company's long standing relationships with overseas suppliers, its extensive international buying agency network and its extensive knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers' expectations for quality and value. The Company's buyers communicate with district and store managers and use the management information systems to tailor the merchandise mix of individual stores to regional conditions and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

Advertising

  The Company advertises through promotional ads in major daily newspapers and on radio and television. The Company's approach is to regionalize its advertising and use the most efficient media mix within a geographic area. The Company uses eight to sixteen page full color tabloids and color or black and white newspaper advertisements in selected markets to highlight product offerings and selected promotions. Radio and television media is often used for seasonal advertising, such as Christmas. For store grand openings, the Company uses a combination of newspaper, radio and television.

Product Sourcing and Distribution

  The Company purchases most of its inventory through its central purchasing system, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 1,500 suppliers, and no supplier represented over 4.0% of total purchases in the fiscal year ended January 30, 1999. A significant portion of Cost Plus World Market's products are made abroad in approximately 50 countries in Europe,

North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company's buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for all product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis, and the Company's insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors in each state with purchasing controlled by the Corporate buying office.

  The Company currently services most of its stores from its primary distribution center in Stockton, California. Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. The Company believes that its distribution center will be able to handle, or can be upgraded to handle, the Company's store expansion plans for the Western United States over the next three years. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial position and results of operations. To facilitate servicing regions such as Illinois, Indiana, Michigan, Missouri, Ohio and Wisconsin, the Company has a satellite distribution center located in Peru, Indiana which became operational in a limited capacity during fiscal 1998. This facility is expandable to meet the Company's needs over the next three years.

Management Information Systems

  Each of the Company's stores is linked to the Cost Plus World Market headquarters in Oakland, California through a point-of-sale system that interfaces with an IBM AS/400 computer. The Company's information systems keep a record, which is updated daily, of each merchandise item sold. The point-of-sale system also has scanning, "price-look-up" and on-line credit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company is in the process of upgrading its in-store information system to improve information flow to store management and enhance other in-store capabilities.

  Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company's central replenishment system includes a store-specific, individualized inventory "model stock" which enables the Company to maintain adequate stock levels in each location. The Company believes its centralized purchasing system has helped it to reduce in-store inventory levels and control out-of-stock situations.

  The Company uses several other customized management information and control systems to direct the Company's operations and finances. These computerized systems are designed to ensure the integrity of the Company's inventory, allow the merchandising staff to reprice merchandise, replenish depleted store inventories, track promotions, identify sales trends and monitor merchandise mix throughout all of the Company's stores. The Company's distribution operations use these systems to control, locate, pick and ship inventory to stores. The Company believes that these systems allow for lower average store inventories, higher operating efficiency, better in-stock availability and fewer markdowns.

  These systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance. The Company believes that its current management information system is readily upgradable to support the Company's planned expansion for the foreseeable future.

Competition

  The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and wholesale clubs. The Company's product offerings compete with such specialty retailers as Bed, Bath & Beyond, Crate & Barrel, Pottery Barn, Garden Ridge, Lechters, Michaels Stores, Pier 1 Imports, Trader Joe's and Williams-Sonoma. Specialty retailers tend to have higher prices and a more narrow
assortment of products than Cost Plus World Market.   Department stores
typically have higher prices than Cost Plus World Market for similar merchandise. Wholesale clubs may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

Employees

  As of January 30, 1999, the Company had 1,019 full-time and 1,235 part-time employees. Of these, 1,927 were employed in the Company's stores and 327 were employed in the distribution center and corporate office. The Company regularly supplements its work force with temporary workers, especially in the fourth quarter of each year, to service increased customer traffic during the peak Christmas season. Approximately 124 employees located in 13 stores in Northern California are covered by a collective bargaining agreement which expires on May 31, 2003. The Company believes that it enjoys good relationships with its employees.

Trademarks

  The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Cost Plus," "Cost Plus World Market," "Crossroads," "World Market" and "Where you can afford to be different" marks and its "Cost Plus World Market" and "World Market" logos with the United States Patent and Trademark Office on the Principal Register. The Company has also secured California state registration of its "Crossroads" trademark. The Company's policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

Risk Factors

  This Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes," "expects" or "anticipates," or similar expressions. The Company may also make additional written and oral forward looking statements from time to time. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those set forth below and elsewhere in this Form 10-K and in documents which are incorporated by reference herein. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

  Seasonality and Quarterly Fluctuations. The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of operations for interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to markdown excess inventory.

  The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

  Risks Associated with Expansion. The Company's ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company's continued growth will also depend on its ability to increase sales in its existing stores. The Company opened 15 stores in fiscal 1998 and presently anticipates opening approximately 17 stores in fiscal 1999. The Company intends to open stores in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel, the availability of appropriate financing and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company's existing operations or that such stores will be profitable.

  The Company's expansion strategy includes opening stores in new geographic markets. These new markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens stores in new markets that do not perform to the Company's expectations, or if store openings are delayed, the Company's financial condition and results of operations could be materially adversely affected. In addition, in order to sell wine and beer, the Company is required to obtain alcoholic beverage licenses for each of its new stores, and the laws regulating the issuance of alcoholic beverage licenses differ from state to state. Any delays in receiving alcoholic beverage licenses for new stores could have an adverse impact on such stores' operations.

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

  Risks Associated with Importing. The Company imports a significant portion of its merchandise from approximately 50 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company's future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

  As an importer, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, disruptions, delays in shipments or price increases and changes in political or economic conditions in countries in which the Company purchases products. The Company's business is also subject to the risks associated with any new or revised United States legislation and regulations relating to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. Since certain of the Company's purchases are made in currencies other than the U.S. dollar and its financial results are reported in U.S. dollars, fluctuations in the rates of exchange between the U.S. dollar and other currencies may have a material adverse effect on the Company's financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future. If any such factors were to render the conduct of business in particular countries undesirable or impractical, or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company's products in the future, the Company's financial condition and results of operations could be materially adversely affected.

  Risks Related to Distribution Facilities. The Company's distribution functions for most of its stores are currently handled from its facility in Stockton, California. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial condition and results of operations. The Company began ramping up an additional distribution facility in Peru, Indiana in fiscal 1998 to service its Midwest and Texas stores. A failure to successfully transition its distribution operations for these stores to the new facility or to coordinate the operations of the two facilities could have a material adverse effect on the Company's financial condition and results of operations.

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

  Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the shares of common stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, a downturn in the retail industry, changes in stock market analysts' recommendations regarding the Company, other retail companies or the retail industry in general and general market and economic conditions may have a significant effect on the market price of the Company's common stock.

  Risks associated with the Year 2000. The Company's success depends in part upon its ability to mitigate potential significant disruption of its operations due to Year 2000 problems. The Company has a structured approach for modifying existing software and converting to new software to address the Year 2000 issues. The Company has also identified areas of potential third party risk, which include communications systems, utilities and elements of the merchandise supply chain, including procurement, transportation and import activities. The disruption of communications systems and utilities could impact the Company's ability to operate its stores. The inability of principal suppliers to be Year 2000 compliant could result in delays in product deliveries from such suppliers and disruption of the Company's distribution channel. The Company is developing contingency plans for critical business processes in the event of compliance failure on the part of the Company or its business partners. There can be no assurance that other entities will achieve Year 2000 compliance or that the Company can timely compensate for its risk should such entities fail to do so. If the Company's internal systems are not adequately remediated, if necessary modifications and conversions by other companies on whose systems some of the Company's business processes depend are not completed on time, or if the Company's contingency plans are not adequate, the Year 2000 issue could have a material adverse effect on the Company's operations.

  The Company's plans for expenditures to achieve Year 2000 compliance and the dates by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates include certain assumptions about future events, including the continued availability of certain resources. However, there can be no assurance that these estimates will be achieved, and because of the complex interdependencies involved with Year 2000 issues, actual results could differ materially from these estimates. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential financial impact of problems if the Company's remediation efforts or the efforts of those with whom it does business are not successful.

ITEM 2.   PROPERTIES

  The Company currently operates 90 stores in 16 states. The average selling space of a Cost Plus World Market store is approximately 15,900 square feet. The table below summarizes the distribution of stores by state:

  Arizona.................  5  Illinois............  6  New Mexico.......  1
  California..............     Indiana.............  1  Ohio.............  4
    Northern California... 19  Michigan............  8  Oregon...........  2
    Southern California... 18  Missouri............  2  Texas............ 11
  Colorado................  3  Nebraska............  1  Washington.......  4
  Idaho...................  1  Nevada..............  3  Wisconsin........  1

   The Company leases land and buildings for 83 stores (of which 18 are capital leases), leases land and owns the buildings for six stores and owns the land and building for one store. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease which expires in October 2008. The Company currently leases its distribution facility of approximately 540,000 square feet in Stockton, California pursuant to a lease which expires in September 2001 and has three renewal options for five years each. The Company leases an additional distribution center in Peru, Indiana pursuant to a lease which expires in December 2000, initially covering 100,000 square feet. The lease term can be extended to December 2009 with an additional four options of five years each, and the facility is expandable to 450,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

Name                       Age                            Position
-------------------------  ---  ------------------------------------------------------------
Murray H. Dashe..........   56  Chairman of the Board, Chief Executive Officer and President
John F. Hoffner..........   51  Executive Vice President of Administration, Chief Financial
                                Officer, and Secretary
Kathi P. Lentzsch........   43  Executive Vice President, Merchandising and Marketing
Joan S. Fujii............   52  Senior Vice President, Human Resources
Gary D. Weatherford......   42  Senior Vice President, Store Operations
Michael J. Allen.........   44  Vice President, Store Development
Charmaine D. Casella.....   36  Vice President, Controller and Chief Accounting Officer
Ron P. Perkuchin.........   51  Vice President, Distribution and Logistics
Judy A. Soares...........   49  Vice President, Information Systems
Malcolm R. Carden........   52  Treasurer

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

  Mr. Hoffner joined the Company in June 1998 as Executive Vice President of Administration, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Hoffner served as Executive Vice President and Chief Financial Officer of Sweet Factory, Inc. from April 1993 to June 1998. From January 1991 to April 1993, Mr. Hoffner was employed by Wherehouse Entertainment, Inc. where he served as Senior Vice President, Finance and Administration. Prior to that, he held executive positions in finance and administration with retailers such as Dayton Hudson and Federated Department Stores.

  Ms. Lentzsch joined the Company in February 1997 as Executive Vice President of Merchandising and Marketing. From May 1996 to January 1997, Ms. Lentzsch served as a retail consultant to several specialty retailers. From May 1993 to May 1996, Ms. Lentzsch was employed by Pottery Barn, a division of Williams-Sonoma, Inc., where she was most recently Senior Vice President, Merchandising. From April 1991 to May 1993, Ms. Lentzsch was General Merchandising Manager and Vice President, Merchandising and Marketing at Impostors, a retail costume jewelry chain. Prior to that, she held a number of merchandising and marketing executive positions with several retailers, including Vice President, Merchandising at Pier 1 Imports, Inc.

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

  Mr. Weatherford was named Senior Vice President, Store Operations in February 1998. Mr. Weatherford joined the Company in January 1988 and served as Vice President, Store Operations from June 1995 until February 1998. From April 1991 to June 1995, Mr. Weatherford served as a Regional Manager for the Company, and from January 1990 to April 1991 he was a Senior Store Manager for the Company. From January 1988 to January 1990, Mr. Weatherford served as a Buyer and Store Design Director for the Company.

  Mr. Allen was named the Company's Vice President, Store Development in February 1998. Mr. Allen joined the Company in December 1988 and served as Director of Stores from May 1995 until February 1998. From December 1988 to May 1995, Mr. Allen served as Regional Manager for the Company. Prior to joining the Company, Mr. Allen was a Regional Manager and Store Manager for Liquor Barn.

  Ms. Casella was named Vice President and Chief Accounting Officer with continued responsibilities as the Company's Controller in February 1999. From August 1997 to February 1999, Ms. Casella served as the Company's Controller. Ms. Casella served as the Company's Assistant Controller from February 1993 to August 1997. From August 1991 until January 1993, Ms. Casella was Corporate Accounting Manager for Nestle Food Co., a manufacturer and distributor of food products. Prior to that date, she was a Manager with the public accounting firm of Price Waterhouse LLP. Ms. Casella is a Certified Public Accountant.

  Mr. Perkuchin joined the Company as Vice President, Distribution and Logistics in May 1998. Prior to joining the Company, Mr. Perkuchin was employed at Ross Stores, an off-price apparel retailer, where he served as Staffing and Production Manager. From December 1995 to April 1997, Mr. Perkuchin served as Vice President of Distribution and Logistics at Home Express, a retailer which specialized in home accessories. From September 1990 to December 1995, Mr. Perkuchin was employed by Mervyn's California, a department store chain part of the Dayton Hudson Corporation, where he most recently served as Northern California Distribution Director.

  Ms. Soares joined the Company as Vice President Information Systems in May 1998. Prior to joining the Company, Ms. Soares served as Vice President, Management Information Systems of Natural Wonders, a specialty retailer of gift items relating to science and nature, from June 1996 to May 1998. From March 1993 to March 1996, Ms. Soares was employed with Home Express, a retailer which specialized in home accessories, where she served as Vice President, Management Information Systems. Prior to that, Ms. Soares held Senior level information systems positions with various retail companies such as The Gap and Mervyns's.

  Mr. Carden was named the Company's Treasurer in August 1996. Mr. Carden joined the Company in October 1986 and served as Director of Finance from May 1992 to August 1996. From October 1986 to May 1992, Mr. Carden served as Manager of Financial Planning. Prior to joining the Company, Mr. Carden was Manager of Strategic Planning for Genstar Corporation.


                                    PART II

  Information called for by Part II (Items 5,6,7, and 8) have been filed as
Exhibit 13 to this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information required by this item is incorporated herein by reference to the Company's 1998 Annual Report to Shareholders (on page 19), filed as Exhibit 13 to this report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Company's 1998 Annual Report to Shareholders (on page 13), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to the Company's 1998 Annual Report to Shareholders (on pages 14 - 19), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated herein by reference to the Company's 1998 Annual Report to Shareholders (on page 19), filed as Exhibit 13 to this report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

  The information required by this item is incorporated herein by reference to the Company's 1998 Annual Report to Shareholders (on pages 20-32), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 18, 1999 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated herein by reference to the section entitled "Executive Officers of the Registrant" at the end of Part I of this report and the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.   Financial Statements:
        The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders for the year ended January 30, 1999, filed as Exhibit 13 to this report on Form 10-K:
             Independent Auditors' Report
             Consolidated Balance Sheets as of January 30, 1999
               and January 31, 1998
             Consolidated  Statements of Operations for the
               fiscal years ended January 30, 1999, January 31,
               1998 and February 1, 1997
             Consolidated Statement of Shareholders' Equity for
               the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997
             Consolidated Statements of Cash Flows for the
               fiscal years ended January 30, 1999, January 31,
               1998 and February 1, 1997
             Notes to Consolidated Financial Statements

   2.   Financial Statement Schedules:

        Financial statement schedules of Cost Plus, Inc. have been omitted from
        Item 14(d) because they are not applicable or the information is included in the financial statements or notes thereto.

   3.   List of Exhibits:
        See Exhibit Index beginning on page 13.

(b)     Reports on form 8-K:
        None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cost Plus, Inc.


Date: April 23, 1999               By:   /s/ Murray H. Dashe
                                       ----------------------------------------
                                             Murray H. Dashe
                                       Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                               Title                                                    Date
      ---------                               -----                                                    ----
  /s/Murray H. Dashe                Chairman of the Board, Chief                                   April 23, 1999
  ------------------                Executive Officer and President
     Murray H. Dashe                (Principal Executive Officer)


  /s/John F. Hoffner                Executive Vice President of Administration,                    April 23, 1999
  ------------------                Chief Financial Officer and Secretary
     John F. Hoffner                (Principal Financial and Accounting Officer)


  /s/Ralph D. Dillon                Chairman Emeritus                                              April 23, 1999
  ------------------
     Ralph D. Dillon


  /s/Joseph H. Coulombe             Director                                                       April 23, 1999
  ---------------------
     Joseph H. Coulombe


  /s/Danny W. Gurr                  Director                                                       April 23, 1999
  ----------------
     Danny W. Gurr


  /s/Nancy J. Pedot                 Director                                                       April 23, 1999
  -----------------
     Nancy J. Pedot


  /s/Olivier L. Trouveroy           Director                                                       April 23, 1999
  -----------------------
     Olivier L. Trouveroy


  /s/Thomas D. Willardson           Director                                                       April 23, 1999
  -----------------------
     Thomas D. Willardson

                               INDEX TO EXHIBITS

Exhibit No.  Description of Exhibits
-----------  -----------------------
 3.1         Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996 incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

 3.2         Certificate of Determination as filed with California Secretary of State on July 27, 1998.

 3.3         Amended and Restated By-laws dated June 18, 1998.

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

10.4         Lease Agreement, dated August 27, 1997, between the Company and Grissom Redevelopment Authority for certain warehouse for storage and distribution located in Peru, Indiana, incorporated by reference to Exhibit 10.4 to the
             Form 10-K filed for the year ended January 31, 1998.

10.5         Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland,
             California, incorporated by reference to the Form 10-Q filed for the quarter ended October 31, 1998.

10.6         Business Loan Agreement, dated October 12, 1998, between the Company and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended
             October 31, 1998.

10.7*        Third Amended and Restated 1988 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 effective April 3, 1996.

10.8*        1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 effective April 3, 1996.

10.9.1*      1995 Stock Option Plan, as amended,  incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended August 1, 1998.

10.9.2*      Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form
             10-K filed for the year ended February 1, 1997.

10.10.1*     1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended August 2, 1997.

10.10.2*     Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.14 to the
             Registration Statement on Form S-1 effective April 3, 1996.

10.11*       1996 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.13 to the Registration Statement on
             Form S-1 effective April 3, 1996.

10.12*       The Cost Plus, Inc. Deferred Compensation Plan effective October 1, 1997 incorporated by reference to Exhibit 10.11 to the Form 10-K filed for the year ended January 31, 1998.

10.13*       Management Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1
             effective April 3, 1996.

10.14*       1997 Executive Officer and Key Employee Loan Plan, dated May 7, 1997, incorporated by reference to Appendix
             C of the Company's Proxy Statement dated May 22, 1997.

10.15.1*     Employment Agreement, dated September 6, 1990, between the Company and Ralph D. Dillon as amended by the
             First Amendment to Employment Agreement dated December 1, 1996,  incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.15.2*     Amendment to Employment Agreement, dated February 12, 1998, between the Company and Ralph D. Dillon incorporated by reference to Exhibit 10.14.2 to the Form 10-K filed for the year ended January 31, 1998.

10.16.1*     Employment Agreement, dated June 17, 1997, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 2, 1997.

10.16.2*     Amendment to Employment Agreement, dated January 13, 1999, between the Company and Murray H. Dashe.

10.17.1*     Employment Agreement, dated February 2, 1997, between the Company and Kathi P. Lentzsch,  incorporated by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended August 2, 1997.

10.17.2*     Employment Severance Agreement, dated January 13, 1999, between the Company and Kathi P. Lentzsch.

10.18.1*     Employment Agreement, dated May 6, 1998, between the Company and John F. Hoffner, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 1, 1998.

10.18.2*     Amendment to Employment Agreement, dated January 13, 1999, between the Company and John F. Hoffner.

10.19*       Employment Severance Agreement, dated January 13, 1999 between the Company and Gary D. Weatherford.

10.20*       Employment Severance Agreement, dated January 13, 1999, between the Company and Joan S. Fujii.

10.21        Preferred Shares Rights Agreement, dated June 30, 1998 between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

13           Registrant's 1998 Annual Report to Shareholders (only those portions specifically incorporated by reference into this Report are deemed "filed" with the Securities and Exchange Commission).

21           List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 effective
             April 3, 1996.

23           Independent Auditors' Consent.

27           Financial Data Schedule for the fiscal year ended January 30, 1999 (submitted for SEC use only).

  * Management compensation plan or arrangement.