Form 10-Q
period 1999-05-01
COST PLUS INC/CA/
filed 1999-06-14
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



               (Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ------        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended May 1, 1999

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
               For the transition period from ______ to _______

                        Commission file number 0-14970

                                COST PLUS, INC.
            (Exact name of registrant as specified in its charter)

               California                                              94-1067973
     (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                    organization)

          200 Fourth Street, Oakland, California                          94607
          (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code                   (510) 893-7300

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

Yes    X      No___
     -----

The number of shares of Common Stock, with $0.01 par value, outstanding on June 4, 1999 was 13,506,363.

                                COST PLUS, INC.

                                   FORM 10-Q

                       For the Quarter Ended May 1, 1999

                                     INDEX


PART I.   FINANCIAL INFORMATION                                         Page
ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets (unaudited) as of May 1, 1999,
           January 30, 1999 and May 2, 1998                               3

          Statements of Operations (unaudited)
           for the three months ended May 1, 1999
           and May 2, 1998                                                4

          Statements of Cash Flows (unaudited)
           for the three months ended May 1, 1999
           and May 2, 1998                                                5

          Notes to Condensed Consolidated Financial Statements            6

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7-10

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                               11


SIGNATURE PAGE                                                           12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                COST PLUS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share amounts, unaudited)

                                                             May 1,       January 30,      May 2,
                                                              1999          1999            1998
                                                           ----------   -------------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                              $  23,239      $  28,600      $  19,106
    Merchandise inventories                                   66,339         70,680         53,949
    Other current assets                                       4,722          4,553          3,212
                                                           ---------      ---------      ---------
          Total current assets                                94,300        103,833         76,267

Property and equipment, net                                   60,484         59,034         52,821
Other assets, net                                              9,725         10,274         11,198
                                                           ---------      ---------      ---------

           Total assets                                    $ 164,509      $ 173,141      $ 140,286
                                                           =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  13,283      $  17,568      $  10,143
    Income taxes payable                                         217          8,180             --
    Accrued compensation                                       7,540          7,421          6,917
    Other current liabilities                                  9,962          9,633          7,805
                                                           ---------      ---------      ---------
        Total current liabilities                             31,002         42,802         24,865

Capital lease obligations                                     14,944         15,110         15,547
Deferred income taxes                                            173            173          1,969
Other long-term obligations                                    6,028          5,653          4,337

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                     --             --             --
    Common stock, $.01 par value: 45,000,000 shares
       authorized; issued and outstanding 13,488,474,
       13,291,010 and 13,095,852                                 135            133            131
    Additional paid-in capital                               106,315        104,065        101,176
    Retained earnings (deficit)                                5,912          5,205         (7,739)
                                                           ---------      ---------      ---------

        Total shareholders' equity                           112,362        109,403         93,568
                                                           ---------      ---------      ---------

Total liabilities and shareholders' equity                 $ 164,509      $ 173,141      $ 140,286
                                                           =========      =========      =========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts, unaudited)

                                                          Three Months
                                                             Ended
                                                       ---------------------
                                                        May 1,       May 2,
                                                         1999         1998
                                                       ----------  ---------
Net Sales                                              $   75,389  $  56,839
Cost of sales and occupancy                                49,525     37,772
                                                       ----------  ---------
  Gross profit                                             25,864     19,067

Selling, general and administrative expenses               23,543     18,330
Store preopening expenses                                     994         80
                                                       ----------  ---------

Income from operations                                      1,327        657
Net interest expense                                          167        178
                                                       ----------  ---------

Income before income taxes                                  1,160        479
Income taxes                                                  453        187
                                                       ----------  ---------

Net income                                             $      707  $     292
                                                       ==========  =========

Net income per share
  Basic                                                $     0.05  $    0.02
  Diluted                                              $     0.05  $    0.02

Weighted average shares outstanding
  Basic                                                    13,371     13,019
  Diluted                                                  13,876     13,539

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                   Three Months Ended
                                                                -----------------------
                                                                  May 1,         May 2,
                                                                   1999          1998
                                                                ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $     707     $     292
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                 2,655         2,136
      Change in assets and liabilities:
         Merchandise inventories                                    4,341         2,657
         Other assets                                                 162          (163)
         Accounts payable                                          (3,808)       (2,947)
         Income taxes payable                                      (7,963)       (6,282)
         Other liabilities                                            790           308
                                                                ---------     ---------

           Net cash used in operating activities                   (3,116)       (3,999)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            (4,364)       (1,873)
                                                                ---------     ---------

            Net cash used in investing activities                  (4,364)       (1,873)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                  (133)         (123)
    Cash used for common stock repurchase                              --        (3,750)
    Proceeds from the issuance of common stock                      2,252         1,417
                                                                ---------     ---------

           Net cash provided by (used in) financing activities      2,119        (2,456)
                                                                ---------     ---------

    Net decrease in cash and cash equivalents                      (5,361)       (8,328)
    Cash and cash equivalents:
       Beginning of period                                         28,600        27,434
                                                                ---------     ---------

       End of period                                            $  23,239     $  19,106
                                                                =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
       Cash paid for interest                                   $     172     $     191
                                                                =========     =========

       Cash paid for taxes                                      $   8,415     $   6,503
                                                                =========     =========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended May 1, 1999 and May 2, 1998
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 1, 1999 and May 2, 1998; the interim results of operations for the three months ended May 1, 1999 and May 2, 1998; and changes in cash flows for the three month periods then ended. The balance sheet at January 30, 1999, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 30, 1999.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.


2.   REVOLVING LINE OF CREDIT AGREEMENT

On October 12, 1998, the Company entered into a new revolving line of credit
agreement with a bank, which expires on June 1, 2000.   The new agreement allows
for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.25% at May 1, 1999) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At May 1, 1999, the Company had no outstanding borrowings under the line of credit and $1.4 million outstanding under letters of credit. Interest expense under borrowing arrangements was $4,000, and $10,000 for the three months ended May 1, 1999, and May 2, 1998, respectively.

3.   STOCK SPLIT

On February 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective March 11, 1999 for shareholders of record at the close of business on March 1, 1999. All share and per share data in the accompanying condensed consolidated financial statements and notes has been restated to reflect the stock split.


4.   RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.


                                                   Three Months Ended
                                              ----------------------------
                                              May 1, 1999      May 2, 1998
                                              -----------      -----------

          Basic shares                             13,371           13,019
          Effect of diluted stock options             505              520
                                                   ------           ------
          Diluted shares                           13,876           13,539
                                                   ======           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK "*" DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND SHAREHOLDERS OF COST PLUS, INC. (THE "COMPANY" OR "COST PLUS') SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, "FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 7 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months (first quarter) ended May 1, 1999 as compared to the three months (first quarter) ended May 2, 1998.

Net Sales. Net sales increased $18.6 million, or 32.7%, to $75.4 million in the first quarter of fiscal 1999 from $56.8 million in the first quarter of fiscal 1998. This increase in net sales was attributable to new stores and an increase in comparable store sales. Comparable store sales rose 10.2% in fiscal 1999, primarily as a result of a larger average transaction size. At May 1, 1999, the
Company operated 90 stores as compared to 71 stores at May 2, 1998.   New and
non-comparable stores contributed approximately $12.7 million of the increase in net sales.

Gross Profit. As a percentage of net sales, first quarter gross profit was 34.3% in fiscal 1999 compared with 33.5% in fiscal 1998. The increase in gross profit resulted from an improvement in merchandise margin percentage, partially offset
by higher occupancy costs in new stores.   New stores generally have higher
occupancy costs, as a percentage of net sales, until they reach maturity. The merchandise margin improvement resulted primarily from a sales mix more heavily weighted towards higher margin goods, an improvement in initial markon and lower inventory shrinkage rates.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 31.2% in the first quarter of fiscal 1999 from 32.2% in the first quarter of the prior fiscal year. The decrease in the SG&A expense rate resulted primarily from leveraging store payroll and corporate overhead expenses against higher net sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.0 million in the first quarter of fiscal 1999 and $80,000 in the first quarter of the prior year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened five stores in the first quarter of fiscal 1999 compared to one store in the prior year's first quarter.

Net Interest Expense.   Net interest expense for the first quarter, which
includes interest on capital leases net of interest income, was $167,000 for fiscal 1999 and $178,000 for fiscal 1998.

Income Taxes. The Company's effective tax rate was 39% in the first quarter of both fiscal 1999 and fiscal 1998.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the fiscal year. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The

Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from borrowing under the Company's credit facilities and internally generated funds. The Company believes that the available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.*

Net cash used in operating activities in the first quarter ended May 1, 1999, totaled $3.1 million, a decrease of $0.9 million from the prior year. This decrease resulted primarily from the improved profitability and more efficient utilization of inventory which was partially offset by higher income tax payments on the prior year's increased taxable income.

Net cash used in investing activities, primarily for new stores, totaled $4.4 million in the first quarter of 1999 compared to $1.9 million in the prior year. This increase is due to spending for five stores which opened in the first quarter of fiscal 1999 compared to only one store which opened in the first quarter last year. The Company estimates that fiscal 1999 capital expenditures will approximate $17.0 million.*.

Net cash provided by financing activities was $2.1 million in the first quarter of fiscal 1999, which was primarily proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans. Net cash used in financing activities was $2.5 million in the first quarter of fiscal 1998, primarily as a result of the repurchase of 225,002 shares of common stock for $3.8 million from the Company's former Chief Executive Officer, which was partially offset by proceeds from common stock issued under the Company's stock option and stock purchase plans.

On October 12, 1998, the Company entered into a new revolving line of credit
agreement with a bank, which expires on June 1, 2000.   The new agreement allows
for cash borrowings and letters of credit of up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.25% at May 1, 1999) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At May 1, 1999, the Company had no outstanding borrowings under the line of credit and $1.4 million outstanding under letters of credit. Interest expense under borrowing arrangements was $4,000 and $10,000 for the three months ended May 1, 1999, and May 2, 1998 respectively.

Year 2000 Readiness Disclosure

State of readiness
The Year 2000 issue is primarily the result of certain computer systems using a
two-digit format rather than four-digits to indicate the year.   Such computer
systems will, unless modified, be unable to interpret dates beyond the year 1999, potentially causing errors and failures which may disrupt operations of such systems. To address this issue, the Company has developed a comprehensive plan (the "Plan") intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties, have been evaluated and will be suitable for continued use into and beyond the year 2000. In addition to areas normally associated with information technology ("IT"), the Plan also includes areas normally considered outside of IT, but which may utilize embedded microprocessors with potential Year 2000 problems.

The Company's Year 2000 Project (the "Project") has been divided into four phases: i)assessment, ii) remediation, iii) testing and certification; and iv) contingency planning. An assessment of all IT systems has been completed. The remediation of in-house systems was completed during the first quarter of fiscal 1999. The Company expects that all key hardware and software systems will be tested and determined to be compliant by the end of the second quarter of fiscal 1999, with any remaining work on minor systems scheduled for completion in the third quarter of fiscal 1999*. Hardware upgrades which were planned for growth, some of which also assist in Year 2000 compliance, have been accelerated into fiscal 1999.

The Company is in the process of surveying key vendors, suppliers and service providers for their readiness. This process is expected to be complete by the end of the second quarter of fiscal year 1999.* Assessment of the risks associated with vendors and third party service providers' failure to remediate their own Year 2000 issues will continue throughout the duration of the Project.

Costs to address Year 2000 issues
In addressing the Year 2000 Project, the Company has relied and continues to rely primarily on internal resources, with supervised support from consultants and contractors. Internal costs, which are principally payroll for its information systems personnel, are not separately tracked. The costs for the Year 2000 Project have not been and are not expected to be material.* Costs are consistent with and included in the Company's operating budgets and, based on information gathered to date, future Project costs are not expected to have a material adverse effect on the results of operations in any period, on liquidity, financial position or other information technology project schedules.*

Risks of the Year 2000 issues
The Company believes that its structured approach toward modifications of existing software and conversions to new software for certain applications, as discussed above, should mitigate significant disruption of its operations due to potential Year 2000 problems.* The Company has also identified areas of potential third party risk, which include communications systems, utilities and elements of the merchandise supply chain, including procurement , transportation and import activities. The disruption of communications systems and utilities could impact the Company's ability to operate its stores. The inability of principal suppliers to be Year 2000 compliant could result in delays in product deliveries from such suppliers and disruption of the Company's distribution channel. There can be no assurance that other entities will achieve Year 2000 compliance or that the Company can timely compensate for its risks should such entities fail to do so. If the Company's internal systems are not adequately remediated, or if necessary modifications and conversions by other companies on whose systems some of the Company's business processes depend are not completed on time, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company's plans for expenditures to achieve Year 2000 compliance and the dates by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates include certain assumptions about future events, including the continued availability of certain resources. However, there can be no assurance that these estimates will be achieved, and because of the complex interdependencies involved with Year 2000 issues, actual results could differ materially from these estimates. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential financial impact of problems if the Company's remediation efforts or the efforts of those with whom it does business are not successful.

Contingency plans
The Company is developing contingency plans for critical business processes in the event of compliance failure on the part of the Company or its business partners including communications systems, utilities, suppliers and other service providers. Contingency plans will be completed by approximately the end of the second quarter of fiscal 1999.* However, there can be no assurance that such contingency plans will address all of the Year 2000 issues which the Company might ultimately encounter.

Impact of New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. On May 20, 1999, the FASB issued an exposure draft on a proposed SFAS which would defer the effective date of SFAS No. 133 until June 15, 2000. Since the Company does not engage in derivative or hedging activities, application of the standard would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999.

          3.2  Amended and Restated By-laws dated May 13, 1999.

          10.1 Executive Transition Agreement, dated May 7, 1999, between the Company and Ralph D. Dillon.

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



                                   COST PLUS, INC.
                                   ----------------------------------------
                                   Registrant

                                   /s/  John F. Hoffner
                                   ----------------------------------------
Date: June 14, 1999                By:  John F. Hoffner
                                        Executive Vice President, Administration
                                        Chief Financial Officer