Form 10-Q
period 1999-07-31
COST PLUS INC/CA/
filed 1999-09-13
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1999

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

Yes    X    No___
     -----

The number of shares of Common Stock, $0.01 par value, outstanding on September 3, 1999 was 13,611,831.

                                COST PLUS, INC.

                                   FORM 10-Q

                      For the Quarter Ended July 31, 1999

                                     INDEX

PART I.     FINANCIAL INFORMATION                                 Page
ITEM 1.     Condensed Consolidated Financial Statements

            Balance Sheets (unaudited) as of July 31, 1999,
            January 30, 1999 and August 1, 1998                      3

            Statements of Operations (unaudited)
            for the three and six months ended
            July 31, 1999 and August 1, 1998                         4

            Statements of Cash Flows (unaudited)
            for the six months ended July 31, 1999
            and August 1, 1998                                       5

            Notes to Condensed Consolidated Financial Statements     6-7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8-11


PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders     12

ITEM 5.     Other Information                                       13

ITEM 6.     Exhibits and Reports on Form 8-K                        13

SIGNATURE PAGE                                                      14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share amounts, unaudited)

                                                                 July 31,               January 30,                August 1,
                                                                   1999                    1999                      1998
                                                            -----------------        -----------------         ----------------
ASSETS
Current assets:
    Cash and cash equivalents                               $          19,960        $          28,600         $         11,998
    Merchandise inventories                                            72,746                   70,680                   61,330
    Other current assets                                                5,017                    4,553                    4,431
                                                            -----------------        -----------------         ----------------
          Total current assets                                         97,723                  103,833                   77,759

Property and equipment, net                                            61,271                   59,034                   54,023
Other assets                                                            9,652                   10,274                   11,085
                                                            -----------------        -----------------         ----------------

Total assets                                                $         168,646        $         173,141         $        142,867
                                                            =================        =================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $          15,626        $          17,568         $         12,024
    Income taxes payable                                                   --                    8,180                       --
    Accrued compensation                                                6,321                    7,421                    5,454
    Other current liabilities                                          10,531                    9,633                    8,685
                                                            -----------------        -----------------         ----------------
         Total current liabilities                                     32,478                   42,802                   26,163

Capital lease obligations                                              14,773                   15,110                   15,401
Deferred income taxes                                                     173                      173                    1,969
Other long-term obligations                                             6,398                    5,653                    4,953

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                              --                       --                       --
    Common stock, $.01 par value: 45,000,000 shares
      authorized;  issued and outstanding 13,593,975
      13,291,010 and 13,177,107 shares                                    136                      133                      132
    Additional paid-in capital                                        107,668                  104,065                  101,883
    Retained earnings (deficit)                                         7,020                    5,205                   (7,634)
                                                            -----------------        -----------------         ----------------

         Total shareholders' equity                                   114,824                  109,403                   94,381
                                                            -----------------        -----------------         ----------------

Total liabilities and shareholders' equity                  $         168,646        $         173,141         $        142,867
                                                            =================        =================         ================

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts, unaudited)

                                             Three Months Ended                Six Months Ended
                                         ----------------------------    ----------------------------
                                            July 31,       August 1,        July 31,       August 1,
                                              1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Net sales                                $    76,556     $    58,168     $    151,945    $   115,007
Cost of sales and occupancy                   50,016          38,079           99,541         75,851
                                         -----------     -----------     ------------    -----------
      Gross profit                            26,540          20,089           52,404         39,156

Selling, general and administrative
  expenses                                    23,729          19,066           47,272         37,396
Store preopening expenses                        786             598            1,780            678
                                         -----------     -----------     ------------    -----------

Income from operations                         2,025             425            3,352          1,082
Net  interest expense                            209             254              376            432
                                         -----------     -----------     ------------    -----------

Income before income taxes                     1,816             171            2,976            650
Income taxes                                     708              66            1,161            253
                                         -----------     -----------     ------------    -----------

Net income                               $     1,108             105     $      1,815    $       397
                                         ===========     ===========     ============    ===========

Net income per share
   Basic                                 $      0.08            0.01     $       0.13    $      0.03
   Diluted                               $      0.08            0.01     $       0.13    $      0.03

Weighted average shares outstanding
   Basic                                      13,537          13,143           13,454         13,080
   Diluted                                    14,111          13,593           14,007         13,568

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                             Six Months Ended
                                                               ----------------------------------------------
                                                                      July 31,                  August 1,
                                                                        1999                      1998
                                                               --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $              1,815      $                397
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization                                           5,444                     4,402
      Change in assets and liabilities:
         Merchandise inventories                                             (2,066)                   (4,724)
         Other assets                                                          (185)                   (1,407)
         Accounts payable                                                    (1,465)                   (1,066)
         Income taxes payable                                                (8,180)                   (6,282)
         Other liabilities                                                      476                       307
                                                               --------------------      --------------------

           Net cash used in operating activities                             (4,161)                   (8,373)
                                                               --------------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (7,815)                   (5,191)
                                                               --------------------      --------------------

           Net cash used in investing activities                             (7,815)                   (5,191)
                                                               --------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                            (270)                     (247)
    Proceeds from the issuance of common stock                                3,606                     2,125
    Cash used for common stock repurchase                                        --                    (3,750)
                                                               --------------------      --------------------

           Net cash provided by (used in) financing
            activities                                                        3,336                    (1,872)
                                                               --------------------      --------------------

    Net decrease in cash and cash equivalents                                (8,640)                  (15,436)
    Cash and cash equivalents:
       Beginning of period                                                   28,600                    27,434
                                                               --------------------      --------------------

       End of period                                           $             19,960      $             11,998
                                                               ====================      ====================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
     Cash paid for interest                                    $                380      $                453
                                                               ====================      ====================

     Cash paid for taxes                                       $              9,615      $              7,195
                                                               ====================      ====================

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1999 and August 1, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 31, 1999 and August 1, 1998; the interim results of operations for the three and six months ended July 31, 1999 and August 1, 1998; and changes in cash flows for the six months then ended. The balance sheet at January 30, 1999, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

2.  REVOLVING LINE OF CREDIT AGREEMENT

On October 12, 1998, the Company entered into a new revolving line of credit agreement with a bank, which was amended on June 15, 1999 and expires June 1, 2000. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.25% at July 31, 1999) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At July 31, 1999, the Company had no outstanding borrowings under the line of credit and $2.6 million outstanding under letters of credit. Interest expense under borrowing arrangements was $14,000 and $19,000 for the six months ended July 31, 1999 and August 1, 1998, respectively.

3.  STOCK SPLIT

On February 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective March 11, 1999 for shareholders of record at the close of business on March 1, 1999. All share and per share data in the accompanying condensed consolidated financial statements and notes has been restated to reflect the stock split.

4.  STOCK OPTION PLANS

In June 1999, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 400,000 to a total of 2,912,004 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan.

                                COST PLUS, INC.

5.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                          Three Months Ended                        Six Months Ended
                                 ------------------------------------     ------------------------------------
                                      July 31,            August 1,           July 31,             August 1,
                                       1999                 1998               1999                  1998
                                 ---------------      ---------------     ---------------      ---------------
Basic shares                              13,537               13,143              13,454               13,080
Effect of dilutive stock options             574                  450                 553                  488
                                 ---------------      ---------------     ---------------      ---------------
Diluted shares                            14,111               13,593              14,007               13,568
                                 ===============      ===============     ===============      ===============

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

Results of Operations

The three months (second quarter) and six months (year-to-date) ended July 31, 1999 as compared to the three months (second quarter) and six months (year-to-date) ended August 1, 1998.

Net Sales. Net sales increased $18.4 million, or 31.6%, to $76.6 million in the second quarter of fiscal 1999 from $58.2 million in the second quarter of fiscal 1998. Year-to-date, net sales were $151.9 million compared to $115.0 million for the same period of fiscal 1998, an increase of $36.9 million, or 32.1%. The increase in net sales, for the three and six months of fiscal 1999, was attributable to new stores and an increase in comparable store sales.
Comparable store sales rose 8.6% in the second quarter and 9.4% in the six months as a result of a larger average transaction size and an increase in customer count. At July 31, 1999, the Company operated 94 stores compared to 74 stores as of August 1, 1998. New and non-comparable stores contributed approximately $13.5 million of the second quarter increase and $26.3 million of the year-to-date increase in net sales.

Gross Profit. As a percentage of net sales, second quarter gross profit was 34.7% in fiscal 1999 compared to 34.5% in fiscal 1998. Year-to-date, gross profit, as a percentage of net sales, was 34.5% this year compared to 34.0% last year. The increase in gross profit resulted from an improvement in merchandise margin percentage, partially offset by higher occupancy costs in new stores.
New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity. The merchandise margin improvement resulted primarily from a sales mix more heavily weighted towards higher margin goods, an improvement in initial markon and slightly lower inventory shrinkage.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 31.0% in the second quarter of fiscal 1999 from 32.8% in the second quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 31.1% in the current fiscal year from 32.5% last year.
The decrease in the SG&A rates resulted primarily from leveraging store payroll, corporate overhead expenses and advertising against higher net sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $786,000 in the second quarter of fiscal 1999 and $598,000 in the second quarter of the prior year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened four stores in the second quarter of fiscal 1999 compared to three stores in the prior year's second quarter. Year-to-date, store preopening expenses were $1.8 million in fiscal 1999 and $678,000 fiscal 1998, primarily as a result of opening nine stores in fiscal 1999 compared to four stores in fiscal 1998.

Net Interest Expense. Net interest expense for the second quarter, which includes interest on capital leases net of interest income, was $209,000 for fiscal 1999 and $254,000 for fiscal 1998. For the six months, interest expense was $376,000 in fiscal 1999 compared to $432,000 in fiscal 1998.

Income Taxes. The Company's effective tax rate was 39.0% in fiscal 1999 and fiscal 1998.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a significant percentage of the Company's net sales and most of its net income for the fiscal year. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from borrowings under the Company's credit facilities and internally generated funds. The Company believes that its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the next 12 months.*

Net cash used in operating activities in the first half of fiscal 1999 totaled $4.2 million, a decrease of $4.2 million from the comparable period of the prior fiscal year. This decrease resulted primarily from improved profitability and more efficient inventory utilization, partially offset by higher income tax payments on the prior year's increased taxable income.

Net cash used in investing activities, primarily for new stores, totaled $7.8 million for the first half of fiscal 1999 compared to $5.2 million in the comparable period of the prior fiscal year. The Company estimates that capital expenditures will approximate $17.0 million in fiscal 1999.*

Net cash provided by financing activities was $3.3 million in the first half of fiscal 1999, which was primarily proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans. Net cash used in financing activities was $1.9 million in fiscal 1998, primarily as a result of the repurchase of 225,002 shares of common stock for $3.8 million from the Company's former Chief Executive Officer, which was partially offset by proceeds from common stock issued under the Company's stock option and stock purchase plans.

On October 12, 1998, the Company entered into a new revolving line of credit agreement with a bank, which was amended on June 15, 1999 and expires June 1, 2000. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.25% at July 31, 1999) or IBOR plus 1.125%,
depending on the nature of the borrowings.   The agreement is secured by the
Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At July 31, 1999, the Company had no outstanding borrowings under the line of credit and $2.6 million outstanding under letters of credit. Interest expense under borrowing arrangements was $14,000 and $19,000 for the six months ended July 31, 1999 and August 1, 1998, respectively.

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

The Company's Year 2000 Project (the "Project") has been divided into four phases: i)assessment, ii) remediation, iii) testing and certification; and iv) contingency planning. An assessment of all IT systems has been completed. The remediation of in-house systems was completed during the first quarter of fiscal 1999. Key hardware and software systems were tested and determined to be
compliant by the end of the second quarter of fiscal 1999.   Any remaining work
on minor systems and end-to-end testing is scheduled for completion in the third quarter of fiscal 1999*. Hardware upgrades which were planned for growth, some of which also assist in Year 2000 compliance, have been accelerated into fiscal 1999.

The Company continues to update its surveys of key vendors, suppliers and service providers for their readiness. Assessment of the risks associated with vendors and third party service providers' failure to remediate their own Year 2000 issues will continue throughout the duration of the Project.

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

Contingency plans

The Company is developing contingency plans for critical business processes in the event of compliance failure on the part of the Company or its business partners which include communications systems, utilities, suppliers and other service providers. Contingency plans were completed by the end of the second quarter of fiscal 1999 and will continue to be evaluated and updated throughout the year as new information becomes available. However, there can be no assurance that such contingency plans will address all of the Year 2000 issues which the Company might ultimately encounter.

Impact of New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Since the Company does not engage in derivative or hedging activities, application of the standard would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Shareholders held on June 15, 1999, the shareholders voted on the following proposals:

Proposal 1.  To elect five directors for the ensuing year and until their successors are elected.

Proposal 2.  To approve an amendment to the Company's 1995 Stock Option Plan to increase the shares reserved for issuance thereunder by 400,000 shares.

Proposal 3.  To approve an amendment to the Company's 1996 Director Option Plan to terminate the automatic option grant mechanism in response to proposed changes in accounting rules relating to stock options and to grant the Board of Directors flexibility in establishing the terms of options granted under the Director Option Plan.

Proposal 4.  To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 29, 2000.


1999 ANNUAL MEETING ELECTION RESULTS


Proposal 1 - Election of Directors

     Name                       For        Withheld
     ----                       ---        --------
     Murray H. Dashe         11,707,712     404,637
     Joseph H. Coulombe      11,707,712     404,637
     Danny W. Gurr           11,692,712     419,637
     Olivier L. Trouveroy    11,692,562     419,787
     Thomas D. Willardson    11,707,412     404,937

Proposal 2, 3 and 4

                                                                      Broker
     Proposal                       For        Against    Abstain   Non-Votes
     --------                       ---        -------    -------  -----------
     Amendment to the 1995        9,216,150   2,885,896     756         9,547
      Stock Option Plan

     Amendment to the 1996       11,091,518   1,009,372   1,912         9,547
      Director Option Plan

     Appointment of Deloitte &   12,110,985       1,275      89             0
      Touche LLP

ITEM 5.  OTHER INFORMATION

Paul Coletta joined the Company as Vice President, Merchandising, effective July 19, 1999. Previously, Mr. Coletta was Vice President, Product Development and Design, with Viacom.

Ron Rouse joined the Company effective July 19, 1999, as Vice President, Merchandise Planning and Allocation. Most recently, he was Vice President, Merchandise Planning and Allocation at Natural Wonders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
          10.1 Amendment Number 1 to Business Loan Agreement, dated March 12, 1999, between the Company and Bank of America National Trust and Savings Association.
          10.2 Amendment Number 2 to the Business Loan Agreement dated June 15, 1999, between the Company and Bank of America National Trust and Savings Association.
          10.3  1996 Director Option Plan, as amended.
          10.4  Form of Stock Option Agreement, 1996 Director Option Plan.
          10.5  1995 Stock Option Plan, as amended.
          10.6 Amendment to Employment Agreement, dated July 22, 1999, between the Company and Murray H. Dashe.
          10.7 Amendment to Employment Agreement, dated July 22, 1999, between the Company and John F. Hoffner.
          10.8 Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Kathi P. Lentzsch.
          10.9 Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Gary D. Weatherford.
          10.10 Employment Severance Agreement, as amended, dated July 22, 1999 between the Company and Joan S. Fujii.
             27 Financial Data Schedule (submitted for SEC only).

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

                                 COST PLUS, INC.
                                 ---------------------------------------------
                                 Registrant

                                 /s/  John F. Hoffner
                                 ---------------------------------------------
Date: September 13, 1999         By:  John F. Hoffner
                                      Executive Vice President, Administration
                                      Chief Financial Officer