Form 10-Q
period 1999-10-30
COST PLUS INC/CA/
filed 1999-12-13
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 30, 1999

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

Yes    X    No___
     -----

The number of shares of Common Stock, $0.01 par value, outstanding on December 1, 1999 was 20,486,849.

                                COST PLUS, INC.

                                   FORM 10-Q

                    For the Quarter Ended October 30, 1999

                                     INDEX




PART I.    FINANCIAL INFORMATION                                        Page

ITEM 1.    Condensed Consolidated Financial Statements

           Balance Sheets (unaudited) as of October 30, 1999,
            January 30, 1999 and October 31, 1998                          3

           Statements of Operations (unaudited)
            for the three and nine months ended
            October 30, 1999 and October 31, 1998                          4

           Statements of Cash Flows (unaudited)
            for the nine months ended October 30, 1999
            and October 31, 1998                                           5

           Notes to Condensed Consolidated Financial Statements          6-7

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8-11


PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                               12


SIGNATURE PAGE                                                            13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share amounts, unaudited)

                                                                    October 30,      January 30,         October 31,
                                                                        1999             1999               1998
                                                                    -----------      -----------         -----------
ASSETS
Current assets:
    Cash and cash equivalents                                          $  7,507           $ 28,600          $    856
    Merchandise inventories                                             111,369             70,680            86,546
    Other current assets                                                  7,916              4,553             5,081
                                                                       --------           --------          --------
       Total current assets                                             126,792            103,833            92,483

Property and equipment, net                                              63,364             59,034            58,593
Other assets                                                              9,810             10,274            10,642
                                                                       --------           --------          --------
       Total assets                                                    $199,966           $173,141          $161,718
                                                                       ========           ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $ 34,288           $ 17,568          $ 21,612
    Income taxes payable                                                     --              8,180                --
    Accrued compensation                                                  8,304              7,421             7,084
    Revolving line of credit                                              5,300                 --             7,600
    Other current liabilities                                            11,497              9,633             9,020
                                                                       --------           --------          --------
          Total current liabilities                                      59,389             42,802            45,316

Capital lease obligations                                                14,597             15,110            15,256
Deferred income taxes                                                       173                173             1,969
Other long-term obligations                                               6,781              5,653             5,298

Shareholders' equity:
    Preferred stock, $0.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                                --                 --                --
    Common stock, $0.01 par value: 67,500,000 shares
      authorized; issued and outstanding 20,460,562,
      19,936,515 and 19,818,557 shares                                      205                199               198
    Additional paid-in capital                                          111,323            103,999           102,097
    Retained earnings (deficit)                                           7,498              5,205            (8,416)
                                                                       --------           --------          --------
       Total shareholders' equity                                       119,026            109,403            93,879
                                                                       --------           --------          --------
Total liabilities and shareholders' equity                             $199,966           $173,141          $161,718
                                                                       ========           ========          ========

         See notes to condensed consolidated financial statements.

                             COST PLUS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts, unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                 ------------------       --------------------
                                               October 30,   October 31,  October 30,  October 31,
                                                 1999          1998         1999           1998
                                                ------        -----        ------         ------
Net sales                                       $82,834      $66,689      $234,779      $181,696
Cost of sales and occupancy                      53,826       43,676       153,367       119,527
                                                -------      -------      --------      --------
     Gross profit                                29,008       23,013        81,412        62,169

Selling, general and administrative
 expenses                                        26,995       22,275        74,267        59,671
Store preopening expenses                           906        1,579         2,686         2,257
                                                -------      -------      --------      --------

Income (loss) from operations                     1,107         (841)        4,459           241
Net interest expense                                323          440           699           872
                                                -------      -------      --------      --------

Income (loss) before income taxes                   784       (1,281)        3,760          (631)
Income taxes                                        306         (499)        1,467          (246)
                                                -------      -------      --------      --------

Net income (loss)                               $   478      $  (782)     $  2,293      $   (385)
                                                =======      =======      ========      ========
Net income (loss) per share
  Basic                                         $  0.02      $ (0.04)     $   0.11      $  (0.02)
  Diluted                                       $  0.02      $ (0.04)     $   0.11      $  (0.02)

Weighted average shares outstanding
  Basic                                          20,424       19,791        20,261        19,679
  Diluted                                        21,314       19,791        21,130        19,679

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                            October 30,        October 31,
                                                                                1999               1998
                                                                              --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $  2,293            $  (385)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                8,288               6,643
    Change in assets and liabilities:
      Merchandise inventories                                                  (40,689)            (29,940)
      Other assets                                                                (321)             (1,748)
      Accounts payable                                                          17,208               8,522
      Income taxes payable                                                      (8,180)             (6,282)
      Other liabilities                                                          3,783               2,595
                                                                              --------            --------
       Net cash used in operating activities                                   (17,618)            (20,595)
                                                                              --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (12,650)            (11,868)
                                                                              --------            --------
       Net cash used in investing activities                                   (12,650)            (11,868)
                                                                              --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving line of credit                                  5,300               7,600
  Principal payments on capital lease obligations                                 (421)               (370)
  Proceeds from issuance of common stock                                         4,296               2,405
  Cash used for common stock repurchases                                             -              (3,750)
                                                                              --------            --------
      Net cash provided by financing activities                                  9,175               5,885
                                                                              --------            --------
  Net decrease in cash and cash equivalents                                    (21,093)            (26,578)
  Cash and cash equivalents:
        Beginning of period                                                     28,600              27,434
                                                                              --------            --------
        End of period                                                         $  7,507            $    856
                                                                              ========            ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
    Cash paid for interest                                                    $    697            $    876
                                                                              ========            ========
    Cash paid for taxes                                                       $  9,644            $  7,482
                                                                              ========            ========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 30, 1999 and October 31, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at October 30, 1999 and October 31, 1998; the interim results of operations for the three and nine months ended October 30, 1999 and October 31, 1998; and the changes in cash flows for the nine months then ended. The balance sheet at January 30, 1999, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

2.  REVOLVING LINE OF CREDIT AGREEMENT

On October 12, 1998, the Company entered into a revolving line of credit agreement with a bank, which was amended on June 15, 1999 and expires June 1, 2000. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.75% at October 30, 1999) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At October 30, 1999, the Company had $5.3 million of outstanding borrowings under the line of credit and $3.0 million outstanding under letters of credit. Interest expense under borrowing arrangements was $30,000 and $44,000 for the nine months ended October 30, 1999 and October 31, 1998, respectively.

3. STOCK SPLIT

On September 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective October 11, 1999 for shareholders of record at the close of business October 1, 1999. On February 16, 1999, the Company's Board of Directors authorized a three-for-two split of the Company's common stock effective March 11, 1999 for shareholders of record at the close of business on March 1, 1999. All share and per share data in the accompanying condensed consolidated financial statements and notes have been restated to reflect both of these stock splits. As a result of these splits, the Company's authorized common stock was increased to 67,500,000 shares.

4. STOCK OPTION PLANS

In June 1999, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 600,000 to a total of 4,368,006 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan.

                                COST PLUS, INC.

5.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.


                                                Three Months Ended                 Nine Months Ended
                                             --------------------------        ---------------------------
                                             October 30,     October 31,       October 30,      October 31,
                                                1999             1998             1999             1998
                                               ------           ------           ------           ------
           Basic Shares                         20,424           19,791           20,261           19,679
           Effect of dilutive stock options        890              ---              869              ---
                                                ======           ======           ======           ======
           Diluted shares                       21,314           19,791           21,130           19,679
                                                ======           ======           ======           ======

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

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended October 30, 1999 as compared to the three months (third quarter) and nine months (year-to-date) ended October 31, 1998.

Net Sales. Net sales increased $16.1 million, or 24.1%, to $82.8 million in the third quarter of fiscal 1999 from $66.7 million in the third quarter of fiscal 1998. Year-to-date, net sales were $234.8 million compared to $181.7 million for the same period of fiscal 1998, an increase of $53.1 million, or 29.2%. The increase in net sales, for the three and nine months of fiscal 1999, was attributable to new stores and an increase in comparable store sales.
Comparable store sales rose 8.2% in the third quarter and 9.0% in the nine months as a result of a larger average transaction size and an increase in customer count. At October 30, 1999, the Company operated 99 stores compared to 82 stores as of October 31, 1998. New and non-comparable stores contributed approximately $11.1 million of the third quarter increase and $37.4 million of the year-to-date increase in net sales.

Gross Profit. As a percentage of net sales, third quarter gross profit was 35.0% in fiscal 1999 and 34.5% in fiscal 1998. Year-to-date, gross profit, as a percentage of net sales, was 34.7% this year compared to 34.2% last year. The increase in gross profit rate resulted from an improvement in merchandise margin percentage, partially offset by higher occupancy costs in new stores. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity. The merchandise margin improvement resulted from a sales mix more heavily weighted towards higher margin goods, lower markdowns and improved inventory shrinkage.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 32.6% in the third quarter of fiscal 1999 from 33.4% in the third quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 31.7% in the current fiscal year from 32.8% last year.
The decrease in the SG&A rates resulted primarily from leveraging store payroll, advertising expense and corporate office overhead against higher net sales and an expanded base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $906,000 in the third quarter of fiscal 1999 and $1.6 million in the third quarter of the prior year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened five stores in the third quarter of fiscal 1999 compared to eight stores in the prior year's third quarter. Year-to-date, store preopening expenses were $2.7 million in fiscal 1999 and $2.3 million in fiscal 1998, primarily as a result of opening 14 stores versus 12 stores, respectively.

Net versus Expense. Net interest expense for the third quarter, which includes interest on capital leases net of interest income, was $323,000 for fiscal 1999 and $440,000 for fiscal 1998. For the nine months, net interest expense was $699,000 in fiscal 1999 compared to $872,000 in fiscal 1998. The decrease in net interest expense was due to higher cash balances primarily resulting from higher net income and higher proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans. Additionally, cash balances were lower in fiscal 1998 due to the repurchase of 337,503 shares of common stock for $3.8 million from the Company's former Chief Executive Officer.

Provision for Income Taxes. The Company effective tax rate was 39.0% in fiscal 1999 and fiscal 1998.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a significant percentage of the Company's net sales and most of its net income for the fiscal year*. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.


Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.*

Net cash used in operating activities for the nine months ending October 30, 1999 totaled $17.6 million, a decrease of $3.0 million from the comparable period of the prior fiscal year. This decrease resulted primarily from improved profitability.

Net cash used in investing activities, primarily for new stores, totaled $12.7 million for the nine months ending October 30, 1999 compared to $11.9 million in the comparable period of the prior fiscal year. With the addition of one more store than budgeted in fiscal 1999, the Company estimates that its total capital expenditures will approximate $17.6 million.

Net cash provided by financing activities was $9.2 million in the first nine months of fiscal 1999, which was primarily net borrowings under the Company's revolving line of credit and proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans. Net cash provided by financing activities was $5.9 million in the first nine months of fiscal 1998, primarily as a result of net borrowings under the Company's revolving line of credit and proceeds from common stock issued under the Company's stock option and stock purchase plans which were partially offset by the repurchase of 337,502 shares of common stock for $3.8 million from the Company's former Chief Executive Officer.

On October 12, 1998, the Company entered into a revolving line of credit agreement with a bank, which was amended on June 15, 1999 and expires June 1, 2000. The amended agreement allows for cash borrowing and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest is paid monthly at the bank's reference rate minus 0.5% (7.75% at October 30, 1999) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement is secured by the Company's inventory and receivables. The Company is subject to certain financial covenants customary with such agreements. At October 30, 1999, the Company had $5.3 million outstanding borrowings under the line of credit and $3.0 million outstanding under letters of credit. Interest expense under borrowing arrangements was $30,000 and $44,000 for the nine months ended October 30, 1999 and October 31, 1998, respectively.

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

The Company's Year 2000 Project (the "Project") has been divided into four phases: i)assessment, ii) remediation, iii) testing and certification; and iv) contingency planning. An assessment of all IT systems has been completed. The remediation of in-house systems was completed during the first quarter of fiscal 1999. Key hardware and software systems were tested and determined to be compliant by the end of the second quarter of fiscal 1999. Any remaining work on minor systems and end-to-end testing was completed in the third quarter of fiscal 1999. Hardware upgrades which were planned for growth, some of which also assist in Year 2000 compliance, have been accelerated into fiscal 1999.

The Company continues to update its surveys of key vendors, suppliers and service providers for their readiness and will remediate any software or hardware as required. Assessment of the risks associated with vendors and third party service providers' failure to remediate their own Year 2000 issues will continue throughout the duration of the Project.

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

The Company believes that its structured approach toward modifications of existing software and conversions to new software for certain applications, as discussed above, should mitigate significant disruption of its operations due to potential Year 2000 problems.* The Company has also identified areas of potential third party risk, which include communications systems, utilities and elements of the merchandise supply chain, including procurement, transportation and import activities. The disruption of communications systems and utilities could impact the Company's ability to operate its stores. The inability of principal suppliers to be Year 2000 compliant could result in delays in product deliveries from such suppliers and disruption of the Company's distribution channel. There can be no assurance that other entities will achieve Year 2000 compliance or that the Company can timely compensate for its risks should such entities fail to do so. If the Company's internal systems are not adequately remediated, or if necessary modifications and conversions by other companies on whose systems some of the Company's business processes depend are not completed on time, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company's plans for expenditures to achieve Year 2000 compliance and the dates by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates include certain assumptions about future events, including the continued availability of certain resources. However, there can be no assurance that these estimates will be achieved, and because of the complex interdependencies involved with Year 2000 issues, actual results could differ materially from these estimates. Due to the range of possible issues and the large number of variables involved, it is impossible to quantify the potential financial impact of problems if the Company's remediation efforts or the efforts of those with whom it does business are not successful.

Contingency plans

The Company has developed contingency plans for critical business processes in the event of compliance failure on the part of the Company or its business partners which include communications systems, utilities, suppliers and other service providers. Contingency plans were completed by the end of the second quarter of fiscal 1999 and will continue to be evaluated and updated throughout the year as new information becomes available. However, there can be no assurance that such contingency plans will address all of the Year 2000 issues which the Company might ultimately encounter.

Impact of New Accounting Standard

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133,. "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Since the Company does not engage in derivative or hedging activities, application of the standard is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits
          27  Financial Data Schedule (submitted for SEC use only).


   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COST PLUS, INC.
                               ----------------------------------------------
                               Registrant

                               /s/  John F. Hoffner
                               ----------------------------------------------
Date: December 13, 1999        By:     John F. Hoffner
                                       Executive Vice President, Administration
                                       Chief Financial Officer