Form 10-K405
period 2000-01-29
COST PLUS INC/CA/
filed 2000-04-27
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 29, 2000
                                       OR
 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from___________ to __________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ____
    --

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
            -

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1999 was approximately $689,817,000 based upon the last sale price reported for such date on the Nasdaq National Market. On that date, 20,529,443 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 29, 2000 ("Annual Report") are incorporated by reference into Part II and Part IV.

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 22, 2000 ("Proxy Statement") are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

The Company

     Cost Plus, Inc. ("Cost Plus World Market" or "the Company") is a leading specialty retailer of casual home furnishings and entertaining products. As of January 29, 2000, the Company operated 103 stores under the name "World Market," "Cost Plus World Market," "Cost Plus" or "Cost Plus Imports" in 16 states, primarily in the Western United States, but has begun to expand into other regions of the country. Cost Plus World Market's business strategy is to differentiate itself by offering a large and everchanging selection of unique products, many of which are imported, at competitive prices in an exciting shopping environment. Many of Cost Plus World Market's products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and typically are not available at department stores and other specialty retailers.

     Cost Plus World Market's expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. The Company's stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 1999, the Company opened a total of 18 stores, including ten in existing markets in Austin, Chicago, Dallas, Detroit, Grand Rapids, Los Angeles, Phoenix and St. Louis and eight in new markets in Columbus, Cleveland, Lansing, Reno and Spokane.

Merchandising

     Cost Plus World Market's merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and home entertaining.

     Format and Presentation.   The Company's stores are designed to evoke the
feeling of a "world marketplace" through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct "shops" within the store, and in-store activities such as cooking demonstrations and food and coffee tastings. The Company believes that its "world marketplace" effect provides customers with a fun shopping experience and encourages browsing throughout the store.

     The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows space and flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another, and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the entrance. The "power" aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company uses a "swing" area near the front of the store to group seasonal products in themes, such as Christmas and Easter. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently.

     The Cost Plus World Market store format is also designed to reinforce the Company's value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk presentations of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space, for example, a display of chairs arranged on a wall and rugs hanging vertically from racks.

     The Company believes that its customers usually visit a Cost Plus World Market store as a destination with a specific purchase in mind. The Company also believes that once in the store, its customers often spend additional time shopping and browsing, often purchasing more items than they originally intended.

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

     Planning and Buying.   Cost Plus World Market effectively manages a large
number of products by utilizing a centralized merchandise planning system. The Company regularly monitors merchandise activity at the item level through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff which is responsible for establishing the assortment of inventory within the merchandise classifications each season, including integrating trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company's long-standing relationships with overseas suppliers, its international buying agency network and its knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers' expectations for quality and value. The Company's buyers communicate with district and store managers and use the management information systems to tailor the merchandise mix of individual stores to regional conditions and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

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

Product Sourcing and Distribution

  The Company purchases most of its inventory through its central purchasing system, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 1,600 suppliers, and no supplier represented over 4% of total purchases in the fiscal year ended January 29, 2000. A significant portion of Cost Plus World Market's products are made abroad in approximately 50 countries in Europe,

North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company's buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for all core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis, and the Company's insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors with purchasing controlled by the Corporate buying office.

  The Company currently services most of its stores from its primary distribution center in Stockton, California. Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. The Company believes that its distribution center will be able to handle, or can be upgraded to handle, the Company's store expansion plans for the Western United States over the next two years. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial position and results of operations. To facilitate servicing regions such as Illinois, Indiana, Michigan, Missouri, Ohio and Wisconsin, the Company has a satellite distribution center located in Peru, Indiana which has been operational in a limited capacity since fiscal 1998. This facility is expandable to meet the Company's needs over the next three years.

Management Information Systems

  Each of the Company's stores is linked to the Cost Plus World Market headquarters in Oakland, California through a point-of-sale system that interfaces with an IBM AS/400 computer. The Company's information systems keep a record, which is updated daily, of each merchandise item sold. The point-of-sale system also has scanning, "price-look-up" and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information system to improve information flow to store management and enhance other in-store administration capabilities.

  Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company's central replenishment system includes SKU/store-specific, individualized inventory "model stock" logic which enables the Company to maintain adequate stock levels in each location. The Company believes its centralized purchasing system has helped it to reduce in-store inventory levels and improve in-stock conditions.

  The Company uses several other customized management information and control systems to direct the Company's operations and finances. These computerized systems are designed to ensure the integrity of the Company's inventory, allow the merchandising staff to reprice merchandise, replenish depleted store inventories, track promotions, identify sales trends and monitor merchandise mix throughout all of the Company's stores. The Company's distribution operations use these systems to control, locate, pick and ship inventory to stores. The Company believes that these systems allow for lower average store inventories, higher operating efficiency and fewer markdowns.

  Additional systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance. The Company believes that its current management information system is readily upgradable to support the Company's planned expansion for the foreseeable future.

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

Employees

  As of January 29, 2000, the Company had 1,370 full-time and 1,694 part-time employees. Of these, 2,619 were employed in the Company's stores and 445 were employed in the distribution center and corporate office. The Company regularly supplements its work force with temporary workers, especially in the fourth quarter of each year, to service increased customer traffic during the peak Christmas season. Employees in 13 stores in Northern California are covered by a collective bargaining agreement which expires on May 31, 2003. The Company believes that it enjoys good relationships with its employees.

Trademarks

  The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Cost Plus," "Cost Plus World Market," "Crossroads ," "World Market" and "Where you can afford to be different" marks and its "Cost Plus World Market" and "World Market" logos with the United States Patent and Trademark Office on the Principal Register. The Company has also secured California state registration of its "Crossroads" trademark. The Company's policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

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

  Risks Associated with Expansion. The Company's ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company's continued growth will also depend on its ability to increase sales in its existing stores. The Company opened 18 stores in fiscal 1999 and presently anticipates opening approximately 24 stores in fiscal 2000. The Company intends to open stores in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel, the availability of appropriate financing and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company's existing operations or that such stores will be profitable.

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

  Effect of Economic Conditions and Geographic Concentration. The success of the Company's business depends to a significant extent upon the level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial majority of the Company's stores are located in the Western United States, principally in California. Lower levels of consumer spending in these regions could have a material adverse effect on the Company's financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on the Company's ability to increase prices and may require increased levels of selling and promotional expenses, thereby adversely affecting the Company's financial condition and results of operations.

  Risks Associated with Importing. The Company imports a significant portion of its merchandise from approximately 50 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company's future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

  As an importer, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, disruptions, delays in shipments, freight cost increases and changes in political or economic conditions in countries in which the Company purchases products. The Company's business is also subject to the risks associated with any new or revised United States legislation and regulations relating to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. Additionally, since certain of the Company's purchases are made in currencies other than the U.S. dollar and its financial results are reported in U.S. dollars, fluctuations in the rates of exchange between the U.S. dollar and other currencies may have a material adverse effect on the Company's financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future. If any such factors were to render the conduct of business in particular countries undesirable or impractical, or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company's products in the future, the Company's financial condition and results of operations could be materially adversely affected.

  Risks Related to Distribution Facilities. The Company's distribution functions for most of its stores are currently handled from its facility in Stockton, California. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial condition and results of operations. The Company has an additional distribution facility in Peru, Indiana to service its Midwest and Eastern stores. A failure to successfully coordinate the operations of these facilities could have a material adverse effect on the Company's financial condition and results of operations.

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

  Dependence on Key Personnel. The success of the Company's business will continue to depend upon its key personnel. The Company does not maintain any key man life insurance. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company's financial condition and results of operations. The Company's success in the future will be dependent upon its ability to attract, retain and motivate quality personnel, including store managers. The Company's inability to attract and retain such key employees, in the future could have a material adverse effect on the Company's financial condition and results of operations.

  Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations have adversely affected the market price of the Company's common stock. Factors such as fluctuations in the Company's operating results, a downturn in the retail industry, changes in stock market analysts' recommendations regarding the Company, other retail companies or the retail industry in general and general market and economic conditions may have a significant effect on the market price of the Company's common stock.


ITEM 2.   PROPERTIES

  As of March 31, 2000, the Company operated 109 stores in 17 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The table below summarizes the distribution of stores by state:

      Arizona..................    7   Idaho....... 1   Nevada.......  3       Wisconsin.....1
      California...............        Illinois.... 8   New Mexico...  1
         Northern California...   19   Indiana..... 1   Ohio......... 11
         Southern California...   19   Michigan.... 9   Oregon.......  2
      Colorado.................    3   Missouri.... 3   Texas........ 13
      Georgia..................    2   Nebraska.... 1   Washington     5

   The Company leases land and buildings for 102 stores (of which 18 are capital leases), leases land and owns the buildings for six stores and owns the land and building for one store. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease which expires in October 2008. The Company currently leases its distribution facility of approximately 540,000 square feet in Stockton, California pursuant to a lease which expires in September 2001 and has three renewal options for five years each. The Company leases an additional distribution center in Peru, Indiana pursuant to a lease which expires in December 2000, initially covering 100,000 square feet. The lease term can be extended to December 2009 with an additional four options of five years each, and the facility is expandable to 450,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

Name                        Age                             Position
-------------------------   ---   ------------------------------------------------------------
Murray H. Dashe ...........  57   Chairman of the Board, Chief Executive Officer and President
John F. Hoffner  ..........  52   Executive Vice President of Administration, Chief Financial
                                  Officer and Secretary
Kathi P. Lentzsch  ........  44   Executive Vice President, Merchandising and Marketing
Joan S. Fujii  ............  53   Senior Vice President, Human Resources
Richard L. Grice             54   Senior Vice President, Logistics
Gary D. Weatherford  ........43   Senior Vice President, Store Operations

  Mr. Dashe joined the Company in June 1997 and has served as Chairman of the Board and Chief Executive Officer since February 1998 with continued responsibilities as President. In September 1997, Mr. Dashe was appointed President with continued responsibilities as Vice Chairman of the Board. From June 1997 to September 1997, Mr. Dashe served as the Company's Vice Chairman of the Board. Mr. Dashe is responsible for overseeing all day-to-day operations and long-term strategies of the Company. From August 1992 to June 1997, he was Chief Operating Officer of Leslie's Poolmart, Inc., a swimming pool supply retail chain, and was a director of that company from August 1989 to November 1996. From April 1990 through June 1992, he was President and Chief Executive Officer of RogerSound Labs, a Southern California retailer of audio/video consumer electronics. From September 1985 through April 1990, Mr. Dashe held several positions with SILO, a consumer electronics and appliance retailer, including Regional President, Regional Vice President and Director of Stores. Previously, he was employed in an executive capacity by other retailers, including Allied Stores Corp., where he served in a variety of positions, including Vice President/Director of Stores.

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

  Ms. Lentzsch joined the Company in February 1997 as Executive Vice President, Merchandising and Marketing. From May 1996 to January 1997, Ms. Lentzsch served as a retail consultant to several specialty retailers. From May 1993 to May 1996, Ms. Lentzsch was employed by Pottery Barn, a division of Williams-Sonoma, Inc., where she was most recently Senior Vice President, Merchandising. From April 1991 to May 1993, Ms. Lentzsch was General Merchandising Manager and Vice President, Merchandising and Marketing at Impostors, a retail costume jewelry chain. Prior to that, she held a number of merchandising and marketing executive positions with several retailers, including Vice President, Merchandising at Pier 1 Imports, Inc.

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

  Richard L. Grice joined Cost Plus World Market in January 2000 as Senior Vice President Logistics. Prior to joining the Company, Mr. Grice served as Vice President Logistics and Chemical Packaging General Manager at Leslie's PoolMart, Inc., a swimming pool supply retail chain, from January 1996 to January, 2000. From March 1994 to December 1995, he served as Senior Vice President, General Manager at Daisy Kingdom, Inc., a manufacturer and retailer of fabrics, crafts and children's wear, in Portland, Oregon. Prior to that he held a number of executive positions in distribution and logistics with several department store and specialty retailers, including Fabric-Centers of America, Inc. (now Jo-Ann's) from 1988 to 1993, and SILO, a consumer electronics and appliance retailer, from 1985 to 1988.

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

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The information required by this item is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders (on page 18), filed as Exhibit 13 to this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders (on page 13), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders (on pages 14 - 18), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders (on page 18), filed as Exhibit 13 to this report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS

   The information required by this item is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders (on pages 19 - 32), filed as
Exhibit 13 to this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 12, 2000 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated herein by reference to the section entitled "Executive Officers of the Registrant" at the end of Part I of this report and the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation and other Matters" in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements:
       The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders
       for the year ended January 29, 2000, filed as Exhibit 13 to this report on Form 10-K:
                    Consolidated Balance Sheets as of January 29, 2000 and
                      January 30, 1999
                    Consolidated Statements of Operations for the fiscal years ended January 29, 2000, January 30, 1999 and January 31,
                      1998
                    Consolidated Statement of Shareholders' Equity for the
                      fiscal years ended January 29, 2000, January 30, 1999 and
                      January 31, 1998
                    Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31,
                      1998
                    Notes to Consolidated Financial Statements
                    Independent Auditors' Report

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

                                     Cost Plus, Inc.


Date:   April 27, 2000               By:/s/ Murray H. Dashe
                                        -----------------------------------
                                                   Murray H. Dashe
                                        Chairman and Chief Executive Officer

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

      Signature                                 Title                                          Date
      ---------                                 -----                                          ----
/s/ Murray H. Dashe                  Chairman of the Board, Chief                         April 27, 2000
---------------------------          Executive Officer and President
    Murray H. Dashe                  (Principal Executive Officer)



/s/ John F. Hoffner                  Executive Vice President of Administration,         April 27, 2000
---------------------------          Chief Financial Officer and Secretary
     John F. Hoffner                 (Principal Financial and Accounting Officer)


/s/ Joseph H. Coulombe               Director                                            April 27, 2000
---------------------------
   Joseph H. Coulombe


/s/ Danny W. Gurr                    Director                                            April 27, 2000
---------------------------
     Danny W. Gurr



/s/ Kim D. Robbins                   Director                                           April 27, 2000
---------------------------
     Kim D. Robbins


/s/ Fredric M. Roberts               Director                                          April 27, 2000
---------------------------
    Fredrics M. Roberts


/s/ Olivier L. Trouveroy              Director                                          April 27, 2000
---------------------------
    Olivier L. Trouveroy


/s/  Thomas D. Willardson            Director                                          April 27, 2000
---------------------------
  Thomas D. Willardson

                               INDEX TO EXHIBITS

Exhibit No.                                                   Description of Exhibits
-----------   ----------------------------------------------------------------------------------------------------------------------

        3.1   Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996 incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

      3.1.1   Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on
              February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10 - Q filed for the quarter ended May 1,
              1999.

      3.1.2   Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on
              September 24, 1999.

        3.2   Certificate of Determination as filed with California Secretary of State on July 27, 1998 incorporated by reference to
              Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

        3.3   Amended and Restated By-laws dated November 17, 1999.

        4.0   Preferred Shares Rights Agreement, dated June 30, 1998 between Cost Plus, Inc. and BankBoston, N.A., including the
              Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to
              Exhibit 1 to the Form 8-A filed on July 27, 1998.

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

       10.5   Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland,
              California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

       10.6   Business Loan Agreement, dated October 12, 1998, between the Company and Bank of America National Trust and Savings
              Association, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended
              October 31, 1998.

     10.6.1   Amendment Number 1 to Business Loan Agreement, dated March 12, 1999, between the Company and Bank of America National
              Trust and Savings Association, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended
              July 31, 1999.

     10.6.2   Amendment Number 2 to the Business Loan Agreement dated June 15, 1999, between the Company and Bank of America
              National Trust and Savings Association, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 1999.

      10.7*   1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the
              Registration Statement on Form S-1 effective April 3, 1996.

    10.8.1*   1995 Stock Option Plan, as amended,  incorporated by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended July 31, 1999.

    10.8.2*   Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form
              10-K filed for the year ended February 1, 1997.

    10.9.1*   1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 1999.

    10.9.2*   Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

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

   10.14.1*   Employment Agreement, dated June 17, 1997, between the Company and Murray H. Dashe, incorporated by reference to
              Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 2, 1997.

   10.14.2*   Amendment to Employment Agreement, dated January 13, 1999, between the Company and Murray H. Dashe incorporated by reference to Exhibit 10.16.2 to the Form 10-K filed for the year ended January 30, 1999.

   10.14.3*   Amendment to Employment Agreement, dated July 22, 1999, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed for the quarter ended July 31, 1999.

   10.15.1*   Employment Agreement, dated February 2, 1997, between the Company and Kathi P. Lentzsch,  incorporated by reference to
              Exhibit 10.5 to the Form 10-Q filed for the quarter ended August 2, 1997.

   10.15.2*   Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Kathi P. Lentzsch incorporated by reference to Exhibit 10.8 to the Form 10-Q filed for the quarter ended July 31, 1999.

   10.16.1*   Employment Agreement, dated May 6, 1998, between the Company and John F. Hoffner, incorporated by reference to Exhibit
              10.4 to the Form 10-Q filed for the quarter ended August 1, 1998.

   10.16.2*   Amendment to Employment Agreement, dated January 13, 1999, between the Company and John F. Hoffner incorporated by reference to Exhibit 10.18.2 to the Form 10-K filed for the year ended January 30, 1999.

   10.16.3*   Amendment to Employment Agreement, dated July 22, 1999, between the Company and John F. Hoffner, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended July 31, 1999.

     10.17*   Employment Severance Agreement, as amended, dated July 22, 1999 between the Company and Gary D. Weatherford incorporated by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended July 31, 1999.

     10.18*   Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Joan S. Fujii. incorporated by reference to Exhibit 10.10 to the Form 10-Q filed for the quarter ended July 31, 1999.

     10.19*   Executive Transition Agreement, dated May 7, 1999, between the Company and Ralph D. Dillon incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

         13   Registrant's 1999 Annual Report to Shareholders (only those portions specifically incorporated by reference into this
              Report are deemed "filed" with the Securities and Exchange Commission).

         21   List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 effective
              April 3, 1996.

         23   Independent Auditors' Consent.

         27   Financial Data Schedule for the fiscal year ended January 29, 2000 (submitted for SEC use only).


  * Management compensation plan or arrangement.