Form 10-Q
period 2000-04-29
COST PLUS INC/CA/
filed 2000-06-13
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


          (Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ------
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 29, 2000

                                      OR

 ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
          For the transition period from ______ to _______

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

Yes    X     No _____
     -----

The number of shares of Common Stock, with $0.01 par value, outstanding on June 2, 2000 was 20,701,476.

                                COST PLUS, INC.

                                   FORM 10-Q

                     For the Quarter Ended April 29, 2000

                                     INDEX

PART I.    FINANCIAL INFORMATION                                           Page
ITEM 1.    Condensed Consolidated Financial Statements

           Balance Sheets (unaudited) as of April 29, 2000,
            January 29, 2000 and May 1, 1999                                  3

           Statements of Operations (unaudited)
            for the three months ended April 29, 2000
            and May 1, 1999                                                   4

           Statements of Cash Flows (unaudited)
            for the three months ended April 29, 2000
            and May 1, 1999                                                   5

           Notes to Condensed Consolidated Financial Statements             6-7

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-10

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk         10


PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                  11


SIGNATURE PAGE                                                               12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                COST PLUS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share amounts, unaudited)

                                                            April 29,     January 29,      May 1,
                                                              2000            2000          1999
                                                           -----------    -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                              $    26,126    $    38,411    $    23,239
    Merchandise inventories                                     87,332         91,402         66,339
    Other current assets                                         7,765          5,654          4,722
                                                           -----------    -----------    -----------
          Total current assets                                 121,223        135,467         94,300

Property and equipment, net                                     67,666         67,520         60,484
Other assets, net                                               12,448         11,712          9,725
                                                           -----------    -----------    -----------

           Total assets                                    $   201,337    $   214,699    $   164,509
                                                           ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $    17,026    $    26,061    $    13,283
    Income taxes payable                                             0          9,237            217
    Accrued compensation                                         8,447          8,909          7,540
    Other current liabilities                                   11,398         10,597          9,962
                                                           -----------    -----------    -----------
        Total current liabilities                               36,871         54,804         31,002

Capital lease obligations                                       14,301         14,416         14,944
Other long-term obligations                                      7,659          7,144          6,201

Shareholders' equity:
    Preferred stock, $.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                       --             --             --
    Common stock, $.01 par value: 67,500,000 shares
       authorized; issued and outstanding 20,687,778,
       20,521,884 and 20,232,711                                   207            205            202
    Additional paid-in capital                                 116,276        113,240        106,248
    Retained earnings                                           26,023         24,890          5,912
                                                           -----------    -----------    -----------

        Total shareholders' equity                             142,506        138,335        112,362
                                                           -----------    -----------    -----------

Total liabilities and shareholders' equity                 $   201,337    $   214,699    $   164,509
                                                           ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts, unaudited)


                                                  Three Months Ended
                                                ----------------------
                                                April 29,      May 1,
                                                  2000          1999
                                                ---------    ---------
Net sales                                       $  92,238    $  75,389
Cost of sales and occupancy                        60,447       49,525
                                                ---------    ---------
  Gross profit                                     31,791       25,864

Selling, general and administrative expenses       28,657       23,543
Store preopening expenses                           1,244          994
                                                ---------    ---------

Income from operations                              1,890        1,327
Net interest expense                                   32          167
                                                ---------    ---------

Income before income taxes                          1,858        1,160
Income taxes                                          725          453
                                                ---------    ---------

Net income                                      $   1,133   $      707
                                                =========   ==========

Net income per share
  Basic                                         $    0.06   $     0.04
  Diluted                                       $    0.05   $     0.03

Weighted average shares outstanding
  Basic                                            20,558       20,057
  Diluted                                          21,325       20,814

           See Notes To Condensed Consolidated Financial Statements.

                                COST PLUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                          Three Months Ended
                                                        ----------------------
                                                        April 29,      May 1,
                                                          2000          1999
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   1,133    $     707
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                         3,049        2,655
      Change in assets and liabilities:
         Merchandise inventories                            4,070        4,341
         Other assets                                      (3,022)         162
         Accounts payable                                  (6,742)      (3,808)
         Income taxes payable                              (7,897)      (7,963)
         Other liabilities                                    904          790
                                                        ---------    ---------

           Net cash used in operating activities           (8,505)      (3,116)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                    (5,313)      (4,364)
                                                        ---------    ---------

            Net cash used in investing activities          (5,313)      (4,364)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations          (165)        (133)
    Proceeds from the issuance of common stock              1,698        2,252
                                                        ---------    ---------

           Net cash provided by financing activities        1,533        2,119
                                                        ---------    ---------

    Net decrease in cash and cash equivalents             (12,285)      (5,361)
    Cash and cash equivalents:
       Beginning of period                                 38,411       28,600
                                                        ---------    ---------

       End of period                                    $  26,126    $  23,239
                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
       Cash paid for interest                           $      31   $      172
                                                        =========    =========

       Cash paid for taxes                              $   9,502   $    8,415
                                                        =========    =========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended April 29, 2000 and May 1, 1999
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 29, 2000 and May 1, 1999; the interim results of operations for the three months ended April 29, 2000 and May 1, 1999; and changes in cash flows for the three months then ended. The balance sheet at January 29, 2000, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 29, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 29, 2000.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.


2.  REVOLVING LINE OF CREDIT AGREEMENT

On October 12, 1998, the Company entered into a revolving line of credit agreement with a bank, which was amended on June 15, 1999 and which was replaced by a new agreement effective May 19, 2000. The October 12, 1998 agreement allowed for cash borrowings and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest was paid monthly at the bank's reference rate minus 0.5% (8.5% at April 29, 2000) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement was secured by the Company's inventory and receivables. The Company was subject to certain financial covenants customary with such agreements. At April 29, 2000, the Company had no outstanding borrowings under the line of credit and $1.8 million outstanding under letters of credit.

Effective May 19, 2000, the Company entered into a new, unsecured revolving line of credit agreement with a bank, which expires June 1, 2002. This agreement replaces the amended October 12, 1998 revolving line of credit agreement. The new agreement allows for cash borrowings and letters of credit up to $10.0 million from January 1 through June 30 of each year, $40.0 million from July 1, 2000 through December 31, 2000 and $50.0 million from July 1, 2001 through December 31, 2001. Interest is paid monthly based on the Company's election of the bank's reference rate minus 0.75% or IBOR/LIBOR plus 0.9%. The Company is subject to certain financial covenants customary with such agreements.


3.  STOCK SPLIT

On February 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective March 11, 1999 for shareholders of record at the close of business on March 1, 1999. On September 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective October 11, 1999 for shareholders of record at the close of business on October 1, 1999. Fiscal 1999 share and per share data in the accompanying condensed consolidated financial statements and notes have been restated to reflect these stock splits.

4.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                                     Three Months Ended
                                                 ----------------------------
                                                 April 29, 2000   May 1, 1999
                                                 --------------   -----------

          Basic shares                                   20,558        20,057
          Effect of diluted stock options                   767           757
                                                 --------------   -----------
          Diluted shares                                 21,325        20,814
                                                 ==============   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK "*" DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND SHAREHOLDERS OF COST PLUS, INC. (THE "COMPANY" OR "COST PLUS") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, "FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 8 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months (first quarter) ended April 29, 2000 as compared to the three months (first quarter) ended May 1, 1999.

Net Sales. Net sales increased $16.8 million, or 22.3%, to $92.2 million in the first quarter of fiscal 2000 from $75.4 million in the first quarter of fiscal 1999. This increase in net sales was attributable to new stores and an increase in comparable store sales. Comparable store sales rose 6.4% in the first quarter of fiscal 2000, primarily as a result of a larger average transaction size. At April 29, 2000, the Company operated 109 stores as compared to 90 stores at May 1, 1999.

Gross Profit. As a percentage of net sales, first quarter gross profit was 34.5% in fiscal 2000 compared with 34.3% in fiscal 1999. The increase in gross profit resulted from an improvement in merchandise margin percentage, partially offset by higher occupancy costs in new stores. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity. The merchandise margin improvement resulted primarily from an increase in initial markon.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 31.1% in the first quarter of fiscal 2000 from 31.2% in the first quarter of the prior fiscal year. The decrease in the SG&A expense rate resulted primarily from leveraging store payroll and other store expenses against higher net sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.2 million in the first quarter of fiscal 2000 and $1.0 million in the first quarter of the prior year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened six stores in the first quarter of fiscal 2000 compared to five stores in the prior year's first quarter.

Net Interest Expense. Net interest expense for the first quarter, which includes interest on capital leases and interest expense net of interest income, was $32,000 for fiscal 2000 and $167,000 for fiscal 1999. This decrease resulted primarily from higher cash balances and higher rates on investments.

Income Taxes. The Company's effective tax rate was 39% in the first quarter of both fiscal 2000 and fiscal 1999.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of promotional activity, store closings, refurbishments or relocations, competitive factors and general economic conditions.

Liquidity and Capital Resources

The Company's primary uses of cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under its credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. *

Net cash used in operating activities in the first quarter ended April 29, 2000, totaled $8.5 million, an increase of $5.4 million from the prior year. This increase resulted primarily from the timing of payments for merchandise inventory and the collection of construction allowances on new stores opened in the first quarter.

Net cash used in investing activities, primarily for new stores, totaled $5.3 million in the first quarter of 2000 compared to $4.4 million in the prior year. This increase is due to spending for six stores which opened in the first quarter of fiscal 2000 compared to five stores which opened in the first quarter last year. The Company estimates that fiscal 2000 capital expenditures will approximate $25.5 million.*

Net cash provided by financing activities was $1.5 million in the first quarter of fiscal 2000 and $2.1 million in the first quarter of fiscal 1999, which was primarily proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans.

On October 12, 1998, the Company entered into a revolving line of credit agreement with a bank, which was amended on June 15, 1999 and which was replaced by a new agreement effective May 19, 2000. The October 12, 1998 agreement allowed for cash borrowings and letters of credit up to $20.0 million from January 1 through June 30 and up to $40.0 million from July 1 through December 31 of each year. Interest was paid monthly at the bank's reference rate minus 0.5% (8.5% at April 29, 2000) or IBOR plus 1.125%, depending on the nature of the borrowings. The agreement was secured by the Company's inventory and receivables. The Company was subject to certain financial covenants customary with such agreements. At April 29, 2000, the Company had no outstanding borrowings under the line of credit and $1.8 million outstanding under letters of credit.

Effective May 19, 2000, the Company entered into a new, unsecured revolving line of credit agreement with a bank, which expires June 1, 2002. This agreement replaces the amended October 12, 1998 revolving line of credit agreement. The new agreement allows for cash borrowings and letters of credit up to $10.0 million from January 1 through June 30 of each year, $40.0 million from July 1, 2000 through December 31, 2000 and $50.0 million from July 1, 2001 through December 31, 2001. Interest is paid monthly based on the Company's election of the bank's reference rate minus 0.75% or IBOR/LIBOR plus 0.9%. The Company is subject to certain financial covenants customary with such agreements.

Impact of New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137, this statement is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively to financial statements for prior periods. Since the Company does not engage in derivative or hedging activities, application of the standard would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company's report on Form 10-K filed for the fiscal year ended January 29, 2000.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Business Loan Agreement, dated May 19, 2000, between the Company and Bank of America, N.A.

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


                                             COST PLUS, INC.
                                             -----------------------------------
                                             Registrant

                                             /s/ John F. Hoffner
                                             -----------------------------------
Date: June 13, 2000                          By: John F. Hoffner
                                                 Executive Vice President,
                                                 Administration
                                                 Chief Financial Officer