Form 10-Q
period 2000-07-29
COST PLUS INC/CA/
filed 2000-09-11
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 29, 2000

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

Yes    X    No___
     -----

The number of shares of Common Stock, $0.01 par value, outstanding on September 1, 2000 was 20,911,240.

                                COST PLUS, INC.

                                   FORM 10-Q

                      For the Quarter Ended July 29, 2000

                                     INDEX



PART I.   FINANCIAL INFORMATION                                           Page

ITEM 1.   Condensed Consolidated Financial Statements (unaudited)

          Balance Sheets as of July 29, 2000,
          January 29, 2000 and July 31, 1999                               3

          Statements of Operations
          for the three and six months ended
          July 29, 2000 and July 31, 1999                                  4

          Statements of Cash Flows
          for the six months ended July 29, 2000
          and July 31, 1999                                                5

          Notes to Condensed Consolidated Financial Statements             6-7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-10

ITEM 3.   Quantitative and Qualitative Disclosure about                    10
          Market Risk


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders              11

ITEM 5.   Other Information                                                12

ITEM 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURE PAGE                                                             13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except share and per share amounts, unaudited)

                                                              July 29,           January 29,         July 31,
                                                               2000                 2000              1999
                                                            -----------         ------------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                               $    16,964         $     38,411       $    19,960
    Merchandise inventories                                      95,352               91,402            72,746
    Other current assets                                          9,593                5,654             5,017
                                                            -----------         ------------       -----------
          Total current assets                                  121,909              135,467            97,723

Property and equipment, net                                      70,322               67,520            61,271
Other assets, net                                                12,187               11,712             9,652
                                                            -----------         ------------       -----------

Total assets                                                $   204,418         $    214,699       $   168,646
                                                            ===========         ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $    17,586         $     26,061       $    15,626
    Income taxes payable                                             --                9,237                --
    Accrued compensation                                          7,109                8,909             6,321
    Other current liabilities                                    11,535               10,597            10,531
                                                            -----------         ------------       -----------
         Total current liabilities                               36,230               54,804            32,478

Capital lease obligations                                        13,655               14,416            14,773
Other long-term obligations                                       7,735                7,144             6,571

Shareholders' equity:
    Preferred stock, $.01 par value: 5,000,000 shares
      authorized; none issued and outstanding                        --                   --                --
    Common stock, $.01 par value: 67,500,000 shares
      authorized; issued and outstanding 20,847,758,
      20,521,884 and 20,390,963 shares                              208                  205               204
    Additional paid-in capital                                  119,118              113,240           107,600
    Retained earnings                                            27,472               24,890             7,020
                                                            -----------         ------------       -----------

         Total shareholders' equity                             146,798              138,335           114,824
                                                            -----------         ------------       -----------

Total liabilities and shareholders' equity                  $   204,418         $    214,699       $   168,646
                                                            ===========         ============       ===========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts, unaudited)


                                                Three Months Ended                 Six Months Ended
                                            ---------------------------     ---------------------------------
                                              July 29,        July 31,         July 29,           July 31,
                                                2000           1999              2000               1999
                                            -----------     -----------     --------------     --------------
Net sales                                   $    92,765     $    76,556     $      185,003     $      151,945
Cost of sales and occupancy                      61,132          50,016            121,579             99,541
                                            -----------     -----------     --------------     --------------
   Gross profit                                  31,633          26,540             63,424             52,404

Selling, general and administrative
  expenses                                       28,373          23,729             57,030             47,272
Store preopening expenses                           790             786              2,034              1,780
                                            -----------     -----------     --------------     --------------

Income from operations                            2,470           2,025              4,360              3,352
Net interest expense                                 95             209                127                376
                                            -----------     -----------     --------------     --------------

Income before income taxes                        2,375           1,816              4,233              2,976
Income taxes                                        926             708              1,651              1,161
                                            -----------     -----------     --------------     --------------

Net income                                  $     1,449     $     1,108     $        2,582     $        1,815
                                            ===========     ===========     ==============     ==============

Net income per share
   Basic                                    $      0.07     $      0.05     $         0.13     $         0.09
   Diluted                                  $      0.07     $      0.05     $         0.12     $         0.09

Weighted average shares outstanding
   Basic                                         20,743          20,306             20,655             20,181
   Diluted                                       21,564          21,167             21,462             21,011

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)



                                                                    Six Months Ended
                                                               ---------------------------
                                                                  July 29,        July 31,
                                                                   2000            1999
                                                               ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $     2,582      $   1,815
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization                                  6,227          5,444
      Change in assets and liabilities:
         Merchandise inventories                                    (3,950)        (2,066)
         Other assets                                               (2,256)          (185)
         Accounts payable                                           (6,053)        (1,465)
         Income taxes payable                                       (9,237)        (8,180)
         Other liabilities                                              81            476
                                                               -----------      ---------

           Net cash used in operating activities                   (12,606)        (4,161)
                                                               -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (11,941)        (7,815)
                                                               -----------      ---------

           Net cash used in investing activities                   (11,941)        (7,815)
                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                     (336)          (270)
  Proceeds from the issuance of common stock                         3,436          3,606
                                                               -----------      ---------

           Net cash provided by financing activities                 3,100          3,336
                                                               -----------      ---------

  Net decrease in cash and cash equivalents                        (21,447)        (8,640)
  Cash and cash equivalents:
       Beginning of period                                          38,411         28,600
                                                               -----------      ---------

       End of period                                           $    16,964      $  19,960
                                                               ===========      =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid for interest                                       $       190      $     380
                                                               ===========      =========

  Cash paid for taxes                                          $    10,629      $   9,615
                                                               ===========      =========

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 29, 2000 and July 31, 1999
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 29, 2000 and July 31, 1999; the interim results of operations for the three and six months ended July 29, 2000 and July 31, 1999; and changes in cash flows for the six months then ended. The balance sheet at January 29, 2000, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

2.  STOCK SPLIT

    On February 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective March 11, 1999 for shareholders of record at the close of business on March 1, 1999. On September 16, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock effective October 11, 1999 for shareholders of record at the close of business on October 1, 1999. Fiscal 1999 share and per share data in the accompanying condensed financial statements and notes have been restated to reflect these stock splits.

3.  STOCK OPTION PLANS

In June 2000, pursuant to a vote of its shareholders, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 350,000 to a total of 4,718,006 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan. Additionally, pursuant to a vote of its shareholders, the Company amended its 1996 Director Option Plan to increase the shares reserved for issuance by 100,000 to a total of 253,675 shares.

                                COST PLUS, INC.

4.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.


                                    Three Months Ended        Six Months Ended
                                    -------------------      -------------------
                                    July 29,   July 31,      July 29,   July 31,
                                      2000       1999          2000       1999
                                    --------   --------      --------   --------
Basic shares                          20,743     20,306        20,655     20,181
Effect of dilutive stock options         821        861           807        830
                                     -------   --------      --------   --------
Diluted shares                        21,564     21,167        21,462     21,011
                                     =======   ========      ========   ========

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

Results of Operations

The three months (second quarter) and six months (year-to-date) ended July 29, 2000 as compared to the three months (second quarter) and six months (year-to-date) ended July 31, 1999.

Net Sales. Net sales increased $16.2 million, or 21.2%, to $92.8 million in the second quarter of fiscal 2000 from $76.6 million in the second quarter of fiscal 1999. Year-to-date, net sales were $185.0 million compared to $151.9 million for the same period of fiscal 1999, an increase of $33.1 million, or 21.8%. The increase in net sales, for the three and six months of fiscal 2000, was attributable to new stores and an increase in comparable store sales. Comparable store sales rose 7.1% in the second quarter and 6.8% in the six months, principally as a result of a larger average transaction size. At July 29, 2000, the Company operated 113 stores compared to 94 stores as of July 31, 1999.

Gross Profit. As a percentage of net sales, second quarter gross profit was 34.1% in fiscal 2000 compared to 34.7% in fiscal 1999. Year-to-date, gross profit, as a percentage of net sales, was 34.3% this fiscal year compared to 34.5% last fiscal year. The decrease in the gross profit percentage in the second quarter resulted from a decrease in merchandise margin percentage due to the absorption of Easter clearance markdowns from a later Easter this year. The merchandise margin decrease year-to-date was primarily related to a sales mix more heavily weighted towards lower margin goods.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 30.6% in the second quarter of fiscal 2000 from 31.0% in the second quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 30.8% in the current fiscal year from 31.1% last fiscal year. The decrease in the SG&A rates resulted primarily from leveraging store payroll and corporate overhead expenses against higher net sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $790,000 in the second quarter of fiscal 2000 and $786,000 in the second quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened four stores in each of the second quarters of fiscal 2000 and fiscal 1999. Year-to-date, store preopening expenses were $2.0 million in fiscal 2000 and $1.8 million fiscal 1999, as a result of opening ten stores this fiscal year compared to nine stores in last fiscal year.

Net Interest Expense. Net interest expense for the second quarter, which includes interest on capital leases net of interest income, was $95,000 for fiscal 2000 and $209,000 for fiscal 1999. For the six months, net interest expense was $127,000 in fiscal 2000 compared to $376,000 in fiscal 1999. The decrease in net interest expense was due to a reduction in capitalized lease obligations and to slightly higher interest income on investments.

Income Taxes. The Company's effective tax rate was 39.0% in fiscal 2000 and fiscal 1999.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the next 12 months.*

Net cash used in operating activities in the first half of fiscal 2000 totaled $12.6 million, an increase of $8.4 million from the comparable period of the prior fiscal year. This increase resulted primarily from higher income tax payments, increased inventories to support a larger number of store openings in the third quarter and an acceleration of Christmas merchandise receipts to accommodate an earlier in-store set-up in fiscal 2000 versus fiscal 1999, an increase in construction allowances receivable on new stores opened in fiscal 2000 and timing of payments for merchandise inventory.

Net cash used in investing activities, primarily for new stores, totaled $11.9 million for the first half of fiscal 2000 compared to $7.8 million in the comparable period of the prior fiscal year. The Company estimates that capital expenditures will approximate $27.0 million in fiscal 2000.*

Net cash provided by financing activities was $3.1 million in the first half of fiscal 2000 and $3.3 million in the comparable period of fiscal 1999 both of which were primarily proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans.

Effective May 19, 2000, the Company entered into a new, unsecured revolving line of credit agreement with a bank, which expires June 1, 2002. This agreement replaced the amended October 12, 1998 revolving line of credit agreement. The new agreement allows for cash borrowings and letters of credit up to $10.0 million from January 1 through June 30 of each year, $40.0 million from July 1, 2000 through December 31, 2000 and $50.0 million from July 1, 2001 through December 31, 2001. Interest is paid monthly based on the Company's election of the bank's reference rate minus 0.75% (8.75 % at July 29, 2000) or IBOR/LIBOR plus 0.9%. The Company is subject to certain financial covenants customary with such agreements. At July 29, 2000, the Company had no outstanding borrowings under the line of credit and $3.1 million outstanding under letters of credit.

Impact of New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137, this statement is effective for fiscal years beginning after June 15, 2000. Since the Company does not engage in derivative or hedging activities, application of the standard is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company's report on Form 10-K filed for the fiscal year ended January 29, 2000.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2000 Annual Meeting of Shareholders held on June 22, 2000, the shareholders voted on the following proposals:

Proposal 1.  To elect six directors for the ensuing year and until their successors are elected.

Proposal 2.  To approve an amendment to the Company's 1995 Stock Option Plan to increase the shares reserved for issuance thereunder by 350,000 shares.

Proposal 3.  To approve an amendment to the Company's 1996 Director Option
             Plan to increase the shares reserved for issuance thereunder by 100,000 shares.

Proposal 4.  To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending February 3, 2001.

2000 ANNUAL MEETING ELECTION RESULTS

Proposal 1 - Election of Directors

     Name                        For        Withheld
     ----                        ---        --------

     Murray H. Dashe          18,747,318    103,201
     Joseph H. Coulombe       18,749,734    100,785
     Danny W. Gurr            18,730,189    120,330
     Kim D. Robbins           18,732,187    118,332
     Fredric M. Roberts       18,750,937     99,582
     Thomas D. Willardson     18,730,349    120,170

Proposals 2, 3 and 4
                                                                     Broker
Proposal                         For          Against     Abstain    Non-Votes
--------                         ---          -------     -------    ---------

2.  Amendment to the 1995     14,100,392     4,091,527    658,600        0
    Stock Option Plan

3.  Amendment to the 1996     14,567,631     3,617,928    664,960        0
    Director Option Plan

4.  Appointment of Deloitte   18,613,398       234,794      2,327        0
    & Touche LLP

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
           10.1  1996 Director Option Plan, as amended.
           10.2  1995 Stock Option Plan, as amended.
           27    Financial Data Schedule (submitted for SEC only).

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the periods covered by this report.

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

                                   COST PLUS, INC.
                                   ---------------------------------------------
                                   Registrant

                                   /s/ John F. Hoffner
                                   _____________________________________________
Date: September 11, 2000           By:  John F. Hoffner
                                        Executive Vice President, Administration
                                        Chief Financial Officer