Form 10-Q
period 2000-10-28
COST PLUS INC/CA/
filed 2000-12-11
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



                  (Mark One)
  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 28, 2000

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

Yes    X    No___
     -----

The number of shares of Common Stock, $0.01 par value, outstanding on December 1, 2000 was 20,988,595.

                                COST PLUS, INC.

                                   FORM 10-Q

                    For the Quarter Ended October 28, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                        Page
ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

         Balance Sheets as of October 28, 2000,
           January 29, 2000 and October 30, 1999                        3

         Statements of Operations
           for the three and nine months ended
           October 28, 2000 and October 30, 1999                        4

         Statements of Cash Flows
           for the nine months ended October 28, 2000
           and October 30, 1999                                         5

         Notes to Condensed Consolidated Financial Statements           6-7

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8-9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk     10


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURE PAGE                                                         12

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except share and per share amounts, unaudited)

                                                                October 28,    January 29,       October 30,
                                                                    2000           2000             1999
                                                                -----------    -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                    $     1,210    $    38,411       $     7,507
   Merchandise inventories                                          137,493         91,402           111,369
   Other current assets                                              11,927          5,654             7,916
                                                                -----------    -----------       -----------
        Total current assets                                        150,630        135,467           126,792

Property and equipment, net                                          74,400         67,520            63,364
Other assets, net                                                    12,026         11,712             9,810
                                                                -----------    -----------       -----------

        Total assets                                            $   237,056    $   214,699       $   199,966
                                                                ===========    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $    35,606    $    26,061       $    34,288
   Income taxes payable                                                  --          9,237                --
   Accrued compensation                                               8,680          8,909             8,304
   Revolving line of credit                                           8,400             --             5,300
   Other current liabilities                                         12,710         10,597            11,497
                                                                -----------    -----------       -----------
          Total current liabilities                                  65,396         54,804            59,389

Capital lease obligations                                            13,566         14,416            14,597
Other long-term obligations                                           8,249          7,144             6,954

Shareholders' equity:
   Preferred stock, $0.01 par value: 5,000,000 shares
     authorized; none issued and outstanding                             --             --                --
   Common stock, $0.01 par value: 67,500,000 shares
     authorized; issued and outstanding 20,976,664,
     20,521,884 and 20,460,562 shares                                   210            205               205
   Additional paid-in capital                                       121,880        113,240           111,323
   Retained earnings                                                 27,755         24,890             7,498
                                                                -----------    -----------       -----------
        Total shareholders' equity                                  149,845        138,335           119,026
                                                                -----------    -----------       -----------

Total liabilities and shareholders' equity                      $   237,056    $   214,699       $   199,966
                                                                ===========    ===========       ===========

                     See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts, unaudited)

                                                Three Months Ended            Nine Months Ended
                                           ---------------------------   --------------------------
                                            October 28,    October 30,    October 28,   October 30,
                                               2000           1999           2000          1999
                                           -------------   -----------   ------------   -----------
Net sales                                    $101,913        $ 82,834      $286,916       $234,779
Cost of sales and occupancy                    66,580          53,826       188,159        153,367
                                             --------        --------      --------       --------
  Gross profit                                 35,333          29,008        98,757         81,412

Selling, general and administrative
expenses                                       32,630          26,995        89,660         74,267
Store preopening expenses                       1,896             906         3,930          2,686
                                             --------        --------      --------       --------

Income from operations                            807           1,107         5,167          4,459
Net interest expense                              344             323           471            699
                                             --------        --------      --------       --------

Income before income taxes                        463             784         4,696          3,760
Income taxes                                      180             306         1,831          1,467
                                             --------        --------      --------       --------

Net income                                   $    283        $    478      $  2,865       $  2,293
                                             ========        ========      ========       ========

Net income per share
  Basic                                      $   0.01        $   0.02      $   0.14       $   0.11
  Diluted                                    $   0.01        $   0.02      $   0.13       $   0.11

Weighted average shares outstanding
  Basic                                        20,933          20,424        20,748         20,261
  Diluted                                      21,711          21,314        21,551         21,130

           See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                     Nine Months Ended
                                                                              -------------------------------
                                                                               October 28,        October 30,
                                                                                  2000               1999
                                                                              ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $     2,865     $      2,293
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Depreciation and amortization                                                   9,626            8,288
     Changes in assets and liabilities:
          Merchandise inventories                                                  (46,091)         (40,689)
          Other assets                                                              (3,468)            (321)
          Accounts payable                                                          12,011           17,208
          Income taxes payable                                                      (9,237)          (8,180)
          Other liabilities                                                          3,426            3,783
                                                                               -----------     ------------
             Net cash used in operating activities                                 (30,868)         (17,618)
                                                                               -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (19,505)         (12,650)
                                                                               -----------     ------------
             Net cash used in investing activities                                 (19,505)         (12,650)
                                                                               -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit                                     8,400            5,300
   Principal payments on capital lease obligations                                    (510)            (421)
   Proceeds from issuance of common stock                                            5,282            4,296
                                                                               -----------     ------------
          Net cash provided by financing activities                                 13,172            9,175
                                                                               -----------     ------------
   Net decrease in cash and cash equivalents                                       (37,201)         (21,093)
   Cash and cash equivalents:
          Beginning of period                                                       38,411           28,600
                                                                               -----------     ------------
          End of period                                                        $     1,210     $      7,507
                                                                               ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                    $       361     $        697
                                                                               ===========     ============
     Cash paid for taxes                                                       $    11,473     $      9,644
                                                                               ===========     ============


           See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 28, 2000 and October 30, 1999
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial positions at October 28, 2000 and October 30, 1999; the interim results of operations for the three and nine months ended October 28, 2000 and October 30, 1999; and the changes in cash flows for the nine months then ended. The balance sheet at January 29, 2000, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

3. STOCK OPTION PLANS

In June 2000, pursuant to a vote of its shareholders, the Company amended its 1995 Stock Option Plan to increase by 350,000 the number of shares available for grant to a total of 4,718,006 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan. Additionally, pursuant to a vote of its shareholders, the Company amended its 1996 Director Option Plan to increase by 100,000 the shares reserved for issuance to a total of 253,675 shares.

                                COST PLUS, INC.

4. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                                Three Months Ended                   Nine Months Ended
                                        ---------------------------------  --------------------------------
                                          October 28,       October 30,       October 28,       October 30,
                                             2000              1999              2000              1999
                                        ------------      ------------      -------------    --------------
     Basic Shares                             20,933            20,424             20,748            20,261
     Effect of dilutive stock options            778               890                803               869
                                        ------------      ------------      -------------    --------------
     Diluted shares                           21,711            21,314             21,551            21,130
                                        ============      ============      =============    ==============

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

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended October 28, 2000 as compared to the three months (third quarter) and nine months (year-to-date) ended October 30, 1999.

Net Sales. Net sales increased $19.1 million, or 23.0%, to $101.9 million in the third quarter of fiscal 2000 from $82.8 million in the third quarter of fiscal 1999. Year-to-date, net sales were $286.9 million compared to $234.8 million for the same period of fiscal 1999, an increase of $52.1 million, or 22.2%. The increases in net sales for the three and nine months of fiscal 2000 were attributable to new stores and an increase in comparable store sales. Comparable store sales rose 5.6% in the third quarter and 6.4% in the nine months, principally as a result of a larger average transaction size. As of October 28, 2000, the Company operated 122 stores in 19 states compared to 99 stores in 16 states as of October 30, 1999.

Gross Profit. As a percentage of net sales, third quarter gross profit was 34.7% in fiscal 2000 and was 35.0% in fiscal 1999. Year-to-date gross profit, as a percentage of net sales, was 34.4% this fiscal year compared to 34.7% last fiscal year. The decrease in gross profit rate resulted from a slight decrease in merchandise margin rate and an increase in occupancy costs from new stores. New stores generally have higher occupancy costs, as a percentage of net sales, until they reach maturity.* The merchandise margin rate decrease resulted from a sales mix shift to lower margin goods and increases in fuel and freight costs.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 32.0% in the third quarter of fiscal 2000 from 32.6% in the third quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 31.2% in the current fiscal year from 31.7% last fiscal year. The decrease in the SG&A rates resulted primarily from leveraging store payroll and corporate overhead against higher sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise set up expenses, were $1.9 million in the third quarter of fiscal 2000 and $906,000 in the third quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened nine stores in the third quarter of fiscal 2000 compared to five stores in the prior fiscal year's third quarter. Year-to-date, store preopening expenses were $3.9 million in fiscal 2000 and were $2.7 million in fiscal 1999, primarily as a result of opening 19 stores versus 14 stores, respectively.

Net Interest Expense. Net interest expense for the third quarter, which includes interest on capital leases net of interest income, was $344,000 for fiscal 2000 and $323,000 for fiscal 1999. For the nine months, net interest expense was $471,000 in fiscal 2000 compared to $699,000 in fiscal 1999. The decrease in year-to-date net interest expense was due to slightly higher interest income on investments, partially offset by slightly higher borrowings.

Provision for Income Taxes. The Company's effective tax rate was 39.0% in fiscal 2000 and fiscal 1999.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the fiscal year*. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors, changes in fuel and other shipping costs and general economic conditions.


Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's revolving credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.*

Net cash used in operating activities for the nine months ending October 28, 2000 totaled $30.9 million, an increase of $13.3 million from the comparable period of the prior fiscal year. The increased use of cash resulted primarily from increased inventories to support a larger number of stores, higher income tax payments due to higher net income and the timing of payments for merchandise inventory.

Net cash used in investing activities, the majority of which is for new stores, totaled $19.5 million for the nine months ending October 28, 2000 compared to $12.7 million in the comparable period of the prior fiscal year. The Company opened 19 stores through the third quarter of fiscal 2000 versus 14 last year. The Company estimates that capital expenditures will approximate $27.0 million in fiscal 2000.*

Net cash provided by financing activities was $13.2 million in the first nine months of fiscal 2000 and was $9.2 million in the comparable period of fiscal 1999, both of which were primarily due to net borrowings under the Company's revolving line of credit and proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans.

Effective May 19, 2000, the Company entered into a new, unsecured revolving line of credit agreement with a bank, which expires June 1, 2002. This agreement replaced the amended October 12, 1998 revolving line of credit agreement. The new agreement allows for cash borrowings and letters of credit up to $10.0 million from January 1 through June 30 of each year, $40.0 million from July 1, 2000 through December 31, 2000 and $50.0 million from July 1, 2001 through December 31, 2001. Interest is paid monthly based on the Company's election of the bank's reference rate minus 0.75% (8.75% at October 28, 2000) or IBOR/LIBOR plus 0.9%. The Company is subject to certain financial covenants customary with such agreements. At October 28, 2000, the Company had $8.4 million in outstanding borrowings under the line of credit and $3.2 million outstanding under letters of credit.

Impact of New Accounting Standard

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")

No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal years beginning after June 15, 2000. Since the Company does not engage in derivative or hedging activities, application of the standard is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                               COST PLUS, INC.
                               -------------------------------------------------
                               Registrant

                                   /s/ John F. Hoffner
                               -------------------------------------------------
Date: December 11, 2000        By:     John F. Hoffner
                                       Executive Vice President, Administration
                                       Chief Financial Officer