Form 10-K405
period 2001-02-03
COST PLUS INC/CA/
filed 2001-05-02
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended February 3, 2001
                                      OR
       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________.

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

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 30, 2001 was approximately $487,214,000 based upon the last sale price reported for such date on the Nasdaq National Market. On that date, 21,125,854 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 3, 2001 ("Annual Report") are incorporated by reference into
Part II and Part IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2001 ("Proxy Statement") are incorporated by reference into Part III.

     This Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes," "expects" or "anticipates ," or similar expressions. The Company may also make additional written and oral forward-looking statements from time to time. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those set forth below and elsewhere in this Form 10-K and in documents which are incorporated by reference herein. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                    PART I

ITEM 1.   BUSINESS

The Company

     Cost Plus, Inc. ("Cost Plus World Market" or "the Company") is a leading specialty retailer of casual home furnishings and entertaining products. As of February 3, 2001, the Company operated 127 stores under the name "World Market," "Cost Plus World Market," "Cost Plus" or "Cost Plus Imports" in 19 states, primarily in the Western United States, but with stores as far east as Georgia, North Carolina and Virginia. Cost Plus World Market's business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at competitive prices in an exciting shopping environment. Many of Cost Plus World Market's products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications, and typically are not available at department stores and other specialty retailers.

     Cost Plus World Market's expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. The Company's stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 2000, the Company opened a total of 24 stores, including fourteen in existing markets of Chicago, Cleveland, Columbus, Dallas/Fort Worth, Los Angeles, Phoenix, Portland, and San Antonio, and ten in new markets of Atlanta, Charlotte, Raleigh, San Luis Obispo, Santa Fe, Temecula and Northern Virginia.

Merchandising

     Cost Plus World Market's merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and home entertaining.

     Products. The Company believes its distinctive and unique merchandise differentiates the Company from other retailers. Many of Cost Plus World Market's products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers. In addition to strengthening the stores' product offering, proprietary and private label goods typically offer higher gross margin opportunities than branded goods. A significant portion of Cost Plus World Market's products are made abroad in approximately 70 countries and many of these goods are handcrafted by local artisans.

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

     Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and mineral water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverages, generally have lower margins than the Company's average. Coffee, roasted at the Company's own roasting plant, is sold over-the-counter from bulk containers. Gourmet foods include packaged products from around the world and seasonal items that relate to "old world" holidays and customs. Packaged snacks, candy and pasta are displayed in open barrels and crates. All food items typically have a shelf life of six months or longer.

     The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company regularly marks down and eliminates items that do not meet its turnover expectations.

     Format and Presentation. The Company's stores are designed to evoke the feeling of a "world marketplace" through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct "shops" within the store and in-store activities such as cooking demonstrations and food and coffee tastings. The Company believes that its "world marketplace" effect provides customers with a fun shopping experience and encourages browsing throughout the store.

     The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the entrance. The "power" aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company uses a "swing" area near the front of the store to group seasonal products in themes, such as Christmas and Easter. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently.

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

     The Company believes that its customers usually visit a Cost Plus World Market store as a destination with a specific purchase in mind. The Company also believes that once in the store, its customers often spend additional time shopping and browsing and purchasing more items than they originally intended.

     Pricing. Cost Plus World Market offers quality products at competitive prices. The Company complements its competitive everyday prices with opportunistic buys, enabling the Company to pass on additional savings to the customer. The Company routinely shops a variety of retailers to ensure that its products are competitively priced.

     Planning and Buying. Cost Plus World Market effectively manages a large number of products by utilizing centralized merchandise planning, tracking and replenishment systems. The Company regularly monitors merchandise activity at the item level through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff which is responsible for establishing the assortment of inventory within its merchandise classifications each season, including integrating trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company's long-standing relationships with overseas suppliers, its international buying agency network and its knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers' expectations for quality and value. The Company's buyers communicate with district and store managers and use the management information systems to tailor the merchandise mix of individual stores to regional conditions and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

Advertising

     The Company advertises primarily through promotional ads in major daily newspapers and on radio and television. The Company's approach is to regionalize its advertising and use the most efficient media mix within a geographic area. The Company uses four to sixteen page full color tabloids and color or black and white newspaper advertisements in selected markets to highlight product offerings and selected promotions. Radio and television media is often used for seasonal advertising, such as Christmas. For store grand openings, the Company uses a combination of newspaper and radio.

Product Sourcing and Distribution

     The Company purchases most of its inventory through its central purchasing system, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 1,700 suppliers and no supplier represented over 4% of total purchases in the fiscal year ended February 3, 2001. A significant portion of Cost Plus World Market's products are made abroad in approximately 70 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company's buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis, and the Company's insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing controlled by the Corporate buying office.

     The Company currently services all of its stores from its distribution center in Stockton, California. Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial position and results of operations. In December 2000, the Company closed its 100,000 square foot satellite distribution center in Peru, Indiana. In mid-year 2002, the Company expects to open a 500,000 square foot full-service distribution center in Isle of Wight County, Virginia. The Company believes that its Stockton, California distribution center will be able to handle, or can be upgraded to handle, the Company's store expansion plans until the Virginia distribution center becomes fully operational.

Management Information Systems

     Each of the Company's stores is linked to the Cost Plus World Market headquarters in Oakland, California through a point-of-sale system that interfaces with an IBM AS/400 computer. The Company's information systems keep records, which are updated daily, of each merchandise item sold in each store, as well as financial, sales and inventory information. The point-of-sale system also has scanning, "price-look-up" and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities.

     Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company's central replenishment system includes SKU/store-specific, individualized inventory "model stock" logic which enables the Company to maintain adequate stock levels on basic goods, in each location. The Company believes its centralized purchasing system has helped it to reduce in-store inventory levels and improve in-stock conditions.

     The Company uses several other customized management information and control systems to direct the Company's operations and finances. These computerized systems are designed to ensure the integrity of the Company's inventory, allow the merchandising staff to reprice merchandise, process payroll, pay bills, control cash, maintain fixed assets and track promotions, throughout all of the Company's stores. The Company's distribution operations use systems to receive, locate, pick and ship inventory to stores. The Company believes that these systems allow for higher operating efficiency and improve profitability.

     Additional systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance. The Company believes that its current management information system is upgradable to support the Company's planned expansion for the foreseeable future.

Competition

     The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company's product offerings compete with such specialty retailers as Bed, Bath & Beyond, Linens n' Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe's and Williams-Sonoma. Specialty retailers tend to have higher prices and a more narrow assortment of products than Cost Plus World Market. Department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

Employees

     As of February 3, 2001, the Company had 1,668 full-time and 2,092 part-time employees. Of these, 3,165 were employed in the Company's stores and 595 were employed in the distribution center and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth quarter of each year, to service increased customer traffic during the peak Christmas season. Employees in 13 stores in Northern California are covered by a collective bargaining agreement which expires on May 31, 2003. The Company believes that it enjoys good relationships with its employees.

Trademarks

     The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Cost Plus," "Cost Plus World Market," "Crossroads," "World Market," "Electric Reindeer" and "Where you can afford to be different" marks and its "Cost Plus World Market" and "World Market" logos with the United States Patent and Trademark Office on the Principal Register. The Company has also secured California state registration of its "Crossroads" trademark. The Company's policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

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

     Risks Associated with Expansion. The Company's ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company's continued growth will also depend on its ability to increase sales in its existing stores. The Company opened 24 stores in fiscal 2000 and presently anticipates opening approximately 23 stores in fiscal 2001. The Company intends to open stores in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel, the availability of appropriate financing and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems, controls, and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company's existing operations or that such stores will be profitable.

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

     Risks Associated with Merchandising. The Company's success depends in part upon the ability of its merchandising staff to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. The Company's strategy requires it to introduce in a timely manner products from around the world that are affordable, distinctive in quality and design and not widely available from other retailers. Many of the Company's products require long lead times. In addition, a large percentage of the Company's merchandise changes regularly. The Company's failure to anticipate, identify or react appropriately to changes in consumer trends could lead to, among other things, either excess inventories and higher markdowns or a shortage of products and could have a material adverse effect on the Company's financial condition and results of operations.

     Effect of Economic Conditions and Geographic Concentration. The success of the Company's business depends to a significant extent upon the level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of the Company's stores are located in the Western United States, principally in California. Lower levels of consumer spending in this region could have a material adverse effect on the Company's financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on the Company's ability to increase prices and may require increased levels of selling and promotional expenses, thereby adversely affecting the Company's financial condition and results of operations.

     Risks Associated with Importing. The Company imports a significant portion of its merchandise from approximately 70 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company's future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

     As an importer, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, freight cost increases and changes in political or economic conditions in countries in which the Company purchases products. The Company's business is also subject to the risks associated with any new or revised United States legislation and regulations related to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. Additionally, since certain of the Company's purchases are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars, fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a material adverse effect on the Company's financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company's products in the future, the Company's financial condition and results of operations could be materially adversely affected.

     Dependence on a Single Distribution Facility. The Company's distribution functions for all of its stores are currently handled from a single facility in Stockton, California. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial condition and results of operations. In mid-year 2002, the Company expects to open a 500,000 square foot, full-service distribution center in Isle of Wight County, Virginia. Delays in construction of this facility, cost over-runs with its construction and operational inefficiencies during start-up could have a material adverse effect on the Company's financial condition and results of operations. In addition, after the initial start-up, failure to successfully coordinate the operations of these facilities could have a material adverse effect on the Company's financial condition and results of operations.

     Competition. The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company's product offerings compete with such specialty retailers as Bed, Bath & Beyond, Linens n' Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe's and Williams-Sonoma. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel. Many of the Company's competitors have significantly greater financial, marketing and other resources than the Company and there can be no assurance that the Company will be able to compete successfully in the future.

     Dependence on Key Personnel. The success of the Company's business will continue to depend upon its key personnel. The Company does not maintain any key man life insurance policies. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company's financial condition and results of operations.

     Changes in Energy Costs. The Company incurs significant costs for the purchase of fuel in transporting goods to its distribution center and stores and for the purchase of utility services for its store, distribution center and corporate office locations. Significant increases in the cost of fuel and utility services could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2.   PROPERTIES

     As of March 31, 2001, the Company operated 132 stores in 19 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The table below summarizes the distribution of stores by state:

           Arizona..................   8    Idaho..................   1    Nevada...............   3    Virginia...............   2
           California...............  42    Illinois...............  11    New Mexico...........   2    Washington.............   6
             Northern California....  19    Indiana................   1    North Carolina.......   3    Wisconsin..............   1
             Southern California....  23    Michigan...............   9    Ohio.................  13
           Colorado.................   3    Missouri...............   3    Oregon...............   4
           Georgia..................   3    Nebraska...............   1    Texas................  16

     The Company leases land and buildings for 125 stores (of which 16 are capital leases), leases land and owns the buildings for six stores and owns the land and building for one store. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease which expires in October 2008. The Company currently leases its distribution facility of approximately 740,000 permanent square feet in Stockton, California pursuant to a lease which expires in September 2001 and has three renewal options for five years each.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                      Name                              Age                              Position
---------------------------------------------------  ---------  ----------------------------------------------------------
Murray H. Dashe                                          58     Chairman of the Board, Chief Executive Officer and
                                                                President
John F. Hoffner                                          53     Executive Vice President of Administration and Chief
                                                                Financial Officer
Kathi P. Lentzsch                                        45     Executive Vice President, Business Development
Joan S. Fujii                                            54     Senior Vice President, Human Resources
Richard L. Grice                                         55     Senior Vice President, Logistics
Stephen L. Higgins                                       51     Senior Vice President, Merchandising
Gary D. Weatherford                                      44     Senior Vice President, Store Operations

     Mr. Dashe joined the Company in June 1997 and has served as Chairman of the Board and Chief Executive Officer since February 1998 with continued responsibilities as President. In September 1997, Mr. Dashe was appointed President with continued responsibilities as Vice Chairman of the Board. From June 1997 to September 1997, Mr. Dashe served as the Company's Vice Chairman of the Board. Mr. Dashe is responsible for overseeing all day-to-day operations and long-term strategies of the Company. From August 1992 to June 1997, he was Chief Operating Officer of Leslie's Poolmart, Inc., a swimming pool supply retail chain and was a director of that company from August 1989 to November 1996. From April 1990 through June 1992, he was President and Chief Executive Officer of RogerSound Labs, a Southern California retailer of audio/video consumer electronics. From September 1985 through April 1990, Mr. Dashe held several positions with SILO, a consumer electronics and appliance retailer, including Regional President, Regional Vice President and Director of Stores. Previously, he was employed in an executive capacity by other retailers, including Allied Stores Corp., where he served in a variety of positions, including Vice President/Director of Stores.

     Mr. Hoffner joined the Company in June 1998 as Executive Vice President, Administration and Chief Financial Officer. Prior to joining the Company, Mr. Hoffner served as Executive Vice President and Chief Financial Officer of Sweet Factory, Inc. from April 1993 to June 1998. From January 1991 to April 1993, Mr. Hoffner was employed by Wherehouse Entertainment, Inc. where he served as Senior Vice President, Finance and Administration. Prior to that, he held executive positions in finance and administration with retailers such as Dayton Hudson and Federated Department Stores.

     Ms. Lentzsch joined the Company in February 1997 and served as Executive Vice President, Merchandising and Marketing until February 2001 when she was appointed Executive Vice President, Business Development. From May 1996 to January 1997, Ms. Lentzsch served as a retail consultant to several specialty retailers. From May 1993 to May 1996, Ms. Lentzsch was employed by Pottery Barn, a division of Williams-Sonoma, Inc., where she was most recently Senior Vice President, Merchandising. From April 1991 to May 1993, Ms. Lentzsch was General Merchandising Manager and Vice President, Merchandising and Marketing at Impostors, a retail costume jewelry chain. Prior to that, she held a number of merchandising and marketing executive positions with several retailers, including Vice President, Merchandising at Pier 1 Imports, Inc.

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

     Mr. Grice joined Cost Plus World Market in January 2000 as Senior Vice President, Logistics. Prior to joining the Company, Mr. Grice served as Vice President Logistics and Chemical Packaging General Manager at Leslie's PoolMart, Inc., a swimming pool supply retail chain, from January 1996 to January 2000. From March 1994 to December 1995, he served as Senior Vice President, General Manager at Daisy Kingdom, Inc., a manufacturer and retailer of fabrics, crafts and children's wear, in Portland, Oregon. Prior to that he held a number of executive positions in distribution and logistics with several department store and specialty retailers, including Fabric-Centers of America, Inc. (now Jo-Ann's), from 1988 to 1993 and SILO, a consumer electronics and appliance retailer, from 1985 to 1988.

     Mr. Higgins joined the Company in December 1999 as Vice President, Merchandising and was promoted to Senior Vice President in September 2000, with added responsibility for Visual Merchandising beginning in February 2001. Prior to joining the Company and from November 1996 to November 1999, Mr. Higgins served as President, Chief Operating Officer of Centex Life Solutions. From September 1994 to October 1996, Mr. Higgins was President, Chief Executive Officer of Everything Organized. From January 1992 to August 1994, Mr. Higgins was President, Chief Operating Officer of Tuesday Morning the nation's largest off-price Home/Gift retailer and from October 1988 to December 1991, he was its Senior Vice President of Merchandising.

     Mr. Weatherford was named Senior Vice President, Store Operations in February 1998. Mr. Weatherford joined the Company in January 1988 and served as Vice President, Store Operations from June 1995 until February 1998. From April 1991 to June 1995, Mr. Weatherford served as a Regional Manager for the Company and from January 1990 to April 1991 he was a Senior Store Manager for the Company. From January 1988 to January 1990, Mr. Weatherford served as a Buyer and Store Design Director for the Company.

                                    PART II

     Information called for by Part II (Items 5,6,7 and 8) has been filed as
Exhibit 13 to this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the Company's 2000 Annual Report to Shareholders (on page 11), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the Company's 2000 Annual Report to Shareholders (on page 5), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the Company's 2000 Annual Report to Shareholders (on pages 6 - 11), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the Company's 2000 Annual Report to Shareholders (on pages 10 - 11), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to the Company's 2000 Annual Report to Shareholders (on pages 12 - 27), filed as Exhibit 13 to this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

     Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than May 26, 2001 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the section entitled "Executive Officers of the Registrant" at the end of
Part I of this report and the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation and other Matters" in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1.  Financial Statements:

            The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders for the year ended February 3, 2001, filed as
            Exhibit 13 to this report on Form 10-K:
               Consolidated Balance Sheets as of February 3, 2001 and January
                 29, 2000
               Consolidated Statements of Operations for the fiscal years ended
                 February 3, 2001, January 29, 2000 and January 30, 1999
               Consolidated Statement of Shareholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999
               Consolidated Statements of Cash Flows for the fiscal years ended
                 February 3, 2001, January 29, 2000 and January 30, 1999
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

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

                                   Cost Plus, Inc.


Date:   May 1, 2001                     By:________________________________

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

      Signature                         Title                                   Date
      ---------                         -----                                   ----
/s/ Murray H. Dashe           Chairman of the Board, Chief                      May 1, 2001
---------------------------   Executive Officer and President
    Murray H. Dashe           (Principal Executive Officer)

/s/ John F. Hoffner           Executive Vice President, Administration and      May 1, 2001
---------------------------   Chief Financial Officer
    John F. Hoffner           (Principal Financial and Accounting Officer)

/s/ Joseph H. Coulombe        Director                                          May 1, 2001
---------------------------
    Joseph H. Coulombe

/s/ Barry J. Feld             Director                                          May 1, 2001
---------------------------
    Barry J. Feld

/s/ Danny W. Gurr             Director                                          May 1, 2001
---------------------------
    Danny W. Gurr

/s/ Kim D. Robbins            Director                                          May 1, 2001
---------------------------
    Kim D. Robbins

/s/ Fredric M. Roberts        Director                                          May 1, 2001
---------------------------
    Fredric M. Roberts

/s/ Thomas D. Willardson      Director                                          May 1, 2001
---------------------------
    Thomas D. Willardson

                               INDEX TO EXHIBITS

Exhibit No.    Description of Exhibits
-----------    -----------------------
  3.1          Amended and Restated Articles of Incorporation as filed with the
               California Secretary of State on April 1, 1996 incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.
  3.1.1        Certificate of Amendment of Restated Articles of Incorporation as
               filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.
  3.1.2        Certificate of Amendment of Restated Articles of Incorporation as
               filed with the California Secretary of State on September 24, 1999 incorporated by reference to Exhibit 3.1.2. to the Form 10-K for the year ended January 29, 2000.
  3.2          Certificate of Determination as filed with California Secretary of State on July 27, 1998 incorporated by reference to Exhibit
               3.2 to the Form 10-K filed for the year ended January 30, 1999.
  3.3          Amended and Restated By-laws dated February 22, 2001.
  4.0          Preferred Shares Rights Agreement, dated June 30, 1998 between
               Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.
  10.1         Form of Indemnification Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit
               10.1 to the Registration Statement on Form S-1 effective April 3,
               1996.
  10.2         Registration Rights Agreement, dated March 17, 1995, between the
               Company and certain holders of the Company's securities, incorporated by reference to Exhibit 10.11 to the Registration
               Statement on Form S-1 effective April 3, 1996.
  10.3         Lease Agreement, dated August 27, 1991, as amended, between the
               Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form
               S-1 effective April 3, 1996.
  10.4         Lease agreement between the Company and Square I, LLC for certain
               Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.
  10.5         Business Loan Agreement, dated May 19, 2000, between the Company and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 29, 2000.
  10.5.1       Amendment Number 1 to Business Loan Agreement, dated October 2,
               2000, between the Company and Bank of America National Trust and
               Savings Association.
  10.6*        1994 Stock Option Plan and form of Stock Option Agreement
               thereunder, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 effective April 3, 1996.
  10.7.1*      1995 Stock Option Plan, as amended, incorporated by reference to
               Exhibit 10.2 to the Form 10-Q filed for the quarter ended July
               29, 2000.
  10.7.2*      Form of Stock Option Agreement, 1995 Stock Option Plan,
               incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

  10.8.1* 1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2000.
  10.8.2* Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.
  10.9*        1996 Employee Stock Purchase Plan, incorporated by reference to
               Exhibit 10.13 to the Registration Statement on Form S-1 effective April 3, 1996.
  10.10* The Cost Plus, Inc. Deferred Compensation Plan effective October 1, 1997 incorporated by reference to Exhibit 10.11 to the Form 10-K filed for the year ended January 31, 1998.
  10.11* 1997 Executive Officer and Key Employee Loan Plan, dated May 7, 1997, incorporated by reference to Appendix C of the Company's Proxy Statement dated May 22, 1997.
  10.12.1* Employment Agreement, dated June 12, 1997, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 2, 1997.
  10.12.2* Amendment to Employment Agreement, dated January 13, 1999, between the Company and Murray H. Dashe incorporated by reference to Exhibit 10.16.2 to the Form 10-K filed for the year ended January 30, 1999.
  10.12.3* Amendment to Employment Agreement, dated July 22, 1999, between the Company and Murray H. Dashe, incorporated by reference to
               Exhibit 10.6 to the Form 10-Q filed for the quarter ended July 31, 1999.
  10.12.4* Amendment to Employment Agreement, dated March 29, 2001, between the Company and Murray H. Dashe.
  10.13.1* Employment Agreement, dated February 2, 1997, between the Company and Kathi P. Lentzsch, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended August 2, 1997.
  10.13.2* Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Kathi P. Lentzsch incorporated by reference to Exhibit 10.8 to the Form 10-Q filed for the quarter ended July 31, 1999.
  10.14.1* Employment Agreement, dated May 6, 1998, between the Company and John F. Hoffner, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 1, 1998.
  10.14.2* Amendment to Employment Agreement, dated January 13, 1999, between the Company and John F. Hoffner incorporated by reference to Exhibit 10.18.2 to the Form 10-K filed for the year ended January 30, 1999.
  10.14.3* Amendment to Employment Agreement, dated July 22, 1999, between the Company and John F. Hoffner, incorporated by reference to
               Exhibit 10.7 to the Form 10-Q filed for the quarter ended July 31, 1999.
  10.14.4* Amendment to Employment Agreement dated March 29, 2001, between the Company and John F. Hoffner.
  10.15.1* Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Gary D. Weatherford incorporated by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended July 31, 1999.
  10.15.2* Amendment to Employment Severance Agreement dated March 29, 2001 between the Company and Gary D. Weatherford.
  10.16.1* Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Joan S. Fujii incorporated by reference to Exhibit 10.10 to the Form 10-Q filed for the quarter ended July 31, 1999.
  10.16.2* Amendment to Employment Severance Agreement dated March 29, 2001, between the Company and Joan S. Fujii.

  10.17*       Executive Transition Agreement, dated May 7, 1999, between the
               Company and Ralph D. Dillon incorporated by reference to Exhibit
               10.1 to the Form 10-Q filed for the quarter ended May 1, 1999.
  10.18*       Amended and Restated Severance Agreement dated March 29, 2001 between the Company and Stephen L. Higgins.
  13           Registrant's 2000 Annual Report to Shareholders (only those portions specifically incorporated by reference into this Report are deemed "filed" with the Securities and Exchange Commission).
  21           List of Subsidiaries of the Company.
  23           Independent Auditors' Consent.

     * Management compensation plan or arrangement.