Form 10-Q
period 2001-05-05
COST PLUS INC/CA/
filed 2001-06-15
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended May 5, 2001

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

Yes    X    No___
     -----

The number of shares of Common Stock, with $0.01 par value, outstanding on June 8, 2001 was 21,409,025.

                                COST PLUS, INC.

                                   FORM 10-Q

                       For the Quarter Ended May 5, 2001

                                     INDEX



PART I.   FINANCIAL INFORMATION                                            Page

ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets (unaudited) as of May 5, 2001,
            February 3, 2001 and April 29, 2000                              3

          Statements of Operations (unaudited)
            for the three months ended May 5, 2001
            and April 29, 2000                                               4

          Statements of Cash Flows (unaudited)
            for the three months ended May 5, 2001
            and April 29, 2000                                               5

          Notes to Condensed Consolidated Financial Statements               6

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7-8

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk          8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                   9


SIGNATURE PAGE                                                               10

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                COST PLUS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share amounts, unaudited)

                                                                      May 5,              February 3,             April 29,
                                                                       2001                  2001                    2000
                                                                   ------------          -------------          --------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $     26,688          $      38,815          $       26,126
    Merchandise inventories                                             108,678                109,829                  87,332
    Other current assets                                                 12,396                 11,107                   7,765
                                                                   ------------          -------------          --------------
          Total current assets                                          147,762                159,751                 121,223

Property and equipment, net                                              82,372                 78,694                  67,666
Other assets, net                                                        14,338                 14,420                  12,448
                                                                   ------------          -------------          --------------

          Total assets                                             $    244,472          $     252,865          $      201,337
                                                                   ============          =============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $     31,204          $      31,592          $       17,026
    Income taxes payable                                                    484                  9,933                       0
    Accrued compensation                                                  5,539                  8,506                   8,447
    Other current liabilities                                            11,986                 11,719                  11,398
                                                                   ------------          -------------          --------------
        Total current liabilities                                        49,213                 61,750                  36,871

Capital lease obligations                                                13,370                 13,474                  14,301
Other long-term obligations                                               8,378                  8,520                   7,659

Shareholders' equity:
    Preferred stock, $.01 par value: 5,000,000 shares
      authorized; none issued and outstanding                                --                     --                      --
    Common stock, $.01 par value: 67,500,000 shares
      authorized; issued and outstanding 21,204,628,
      21,005,337 and 20,687,778                                             212                    210                     207
    Additional paid-in capital                                          125,504                122,349                 116,276
    Retained earnings                                                    47,795                 46,562                  26,023
                                                                   ------------          -------------          --------------

        Total shareholders' equity                                      173,511                169,121                 142,506
                                                                   ------------          -------------          --------------

Total liabilities and shareholders' equity                         $    244,472          $     252,865          $      201,337
                                                                   ============          =============          ==============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts, unaudited)

                                                            Three Months Ended
                                                    ----------------------------------
                                                        May 5,            April 29,
                                                         2001                2000
                                                    --------------      --------------
Net sales                                           $      112,915      $       92,238
Cost of sales and occupancy                                 75,654              60,447
                                                    --------------      --------------
  Gross profit                                              37,261              31,791

Selling, general and administrative expenses                34,174              28,657
Store preopening expenses                                    1,066               1,244
                                                    --------------      --------------

Income from operations                                       2,021               1,890
Net interest (income) expense                                   (1)                 32
                                                    --------------      --------------

Income before income taxes                                   2,022               1,858
Income taxes                                                   789                 725
                                                    --------------      --------------

Net income                                          $        1,233      $        1,133
                                                    ==============      ==============

Net income per share
  Basic                                             $         0.06      $         0.06
  Diluted                                           $         0.06      $         0.05

Weighted average shares outstanding
  Basic                                                     21,097              20,558
  Diluted                                                   21,595              21,325

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                          Three Months Ended
                                                               ----------------------------------------
                                                                   May 5,                    April 29,
                                                                    2001                       2000
                                                               ----------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $          1,233           $       1,133
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                           4,035                   3,049
  Change in assets and liabilities:
   Merchandise inventories                                                1,151                   4,070
   Other assets                                                            (465)                 (3,022)
   Accounts payable                                                        (388)                 (9,035)
   Income taxes payable                                                  (9,449)                 (7,897)
   Other liabilities                                                     (2,833)                    904
                                                               ----------------           -------------

     Net cash used in operating activities                               (6,716)                (10,798)
                                                               ----------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                     (7,541)                 (3,020)
                                                               ----------------           -------------
     Net cash used in investing activities                               (7,541)                 (3,020)
                                                               ----------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations                           (113)                   (165)
 Proceeds from the issuance of common stock                               2,243                   1,698
                                                               ----------------           -------------

     Net cash provided by financing activities                            2,130                   1,533
                                                               ----------------           -------------

 Net decrease in cash and cash equivalents                              (12,127)                (12,285)
 Cash and cash equivalents:
  Beginning of period                                                    38,815                  38,411
                                                               ----------------           -------------

  End of period                                                $         26,688           $      26,126
                                                               ================           =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $             73           $          31
                                                               ================           =============
  Cash paid for taxes                                          $          7,746           $       9,502
                                                               ================           =============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended May 5, 2001 and April 29, 2000
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at May 5, 2001 and April 29, 2000; the interim results of operations for the three months ended May 5, 2001 and April 29, 2000; and changes in cash flows for the three months then ended. The balance sheet at February 3, 2001, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 3, 2001.

The results of operations for the three-month period presented herein are not necessarily indicative of the results to be expected for the full year.


2.  RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.


                                                    Three Months Ended
                                              ------------------------------
                                                 May 5, 2001  April 29, 2000
                                              --------------  --------------
          Basic shares                                21,097          20,558
          Effect of dilutive stock options               498             767
                                              --------------  --------------
          Diluted shares                              21,595          21,325
                                              ==============  ==============


For the three months ended May 5, 2001 and April 29, 2000, options to purchase 333,824 and 293,574 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti dilutive.


3.  IMPACT OF NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective February 4, 2001; however, the Company does not utilize derivative instruments. Therefore, the adoption of SFAS 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

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

Results of Operations

The three months (first quarter) ended May 5, 2001 as compared to the three months (first quarter) ended April 29, 2000.

Net Sales. Net sales increased $20.7 million, or 22.4%, to $112.9 million in the first quarter of fiscal 2001 from $92.2 million in the first quarter of fiscal 2000. This increase in net sales was attributable to new stores and an increase in comparable store sales. Comparable store sales rose 4.4% in the first quarter of fiscal 2001, as a result of a larger average transaction and an increase in customer count. At May 5, 2001, the Company operated 132 stores as compared to 109 stores as of April 29, 2000.

Gross Profit. As a percentage of net sales, first quarter gross profit was 33.0% in fiscal 2001 compared with 34.5% in fiscal 2000. The decrease in gross profit primarily resulted from a decrease in merchandise margin percentage. The merchandise margin percentage decrease resulted primarily from the absorption of Easter clearance markdowns in the first quarter this year versus the second quarter last year, a sales mix shift toward lower margin consumables to increase foot traffic, a more aggressive promotional strategy to drive sales and increased fuel and transportation costs.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 30.3% in the first quarter of fiscal 2001 from 31.1% in the first quarter of the prior fiscal year. The decrease in the SG&A expense rate resulted primarily from leveraging store payroll, advertising, corporate overhead and general store operating expenses against higher net sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.1 million in the first quarter of fiscal 2001 and $1.2 million in the first quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened five stores in the first quarter of fiscal 2001 compared to six stores in the prior fiscal year's first quarter.

Net Interest Income/Expense.   Net interest income for the first quarter, which
includes interest on capital leases and interest income net of interest expense, was $1,000 for fiscal 2001 compared to $32,000 of interest expense for fiscal 2000. The change resulted primarily from higher cash balances invested in short term interest bearing accounts in fiscal 2001.

Income Taxes. The Company's effective tax rate was 39.0% in the first quarter of both fiscal 2001 and fiscal 2000.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the pattern generally associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company's quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors, changes in fuel and other shipping costs, increases in utility costs in California and other states where the Company has operations and general economic conditions.

Liquidity and Capital Resources

The Company's primary uses of cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's revolving credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. *

Net cash used in operating activities in the first quarter ended May 5, 2001, totaled $6.7 million, which was $4.1 million lower than the prior year. This decrease resulted primarily from higher accounts payable balances in the current year, partially offset by increased merchandise inventories to support a larger number of stores and a decrease in other accrued liabilities.

Net cash used in investing activities totaled $7.5 million in the first quarter of 2001 compared to $3.0 million in the prior year. This increase was primarily due to increased capital expenditures for improvements made in fiscal 2001 in the Company's distribution infrastructure. The Company estimates that fiscal 2001 capital expenditures will approximate $33.5 million.*

Net cash provided by financing activities was $2.1 million in the first quarter of fiscal 2001 and $1.5 million in the first quarter of fiscal 2000, and was primarily related to proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company's report on Form 10-K filed for the fiscal year ended February 3, 2001.

                          PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10.19 Lease agreement between the Company and GEM 460 Associates I, LLC for a storage and distribution warehouse located in Isle of Wight County, Virginia.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COST PLUS, INC.
                                   --------------------------------------------
                                   Registrant

                                   /s/ John F. Hoffner
                                   ============================================
Date: June 19, 2001                By:  John F. Hoffner
                                        Executive Vice President,Administration
                                        Chief Financial Officer