Form 10-Q
period 2001-08-04
COST PLUS INC/CA/
filed 2001-09-12
CIK 798955

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q




         (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 4, 2001

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

Yes    X    No___
     -----

The number of shares of Common Stock, $0.01 par value, outstanding on September 7, 2001 was 21,436,500.

                                COST PLUS, INC.

                                   FORM 10-Q

                     For the Quarter Ended August 4, 2001

                                     INDEX





PART I.           FINANCIAL INFORMATION                                                            Page

ITEM 1.           Condensed Consolidated Financial Statements (unaudited)

                  Balance Sheets as of August 4, 2001,
                      February 3, 2001 and July 29, 2000                                             3

                  Statements of Operations
                      for the three and six months ended
                      August 4, 2001 and July 29, 2000                                               4

                  Statements of Cash Flows
                      for the six months ended August 4, 2001
                      and July 29, 2000                                                              5

                  Notes to Condensed Consolidated Financial Statements                              6-7

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           8-9

ITEM 3.           Quantitative and Qualitative Disclosure about Market Risk                          9



PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders                               10

ITEM 6.           Exhibits and Reports on Form 8-K                                                  10


SIGNATURE PAGE                                                                                      11

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                COST PLUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except share and per share amounts, unaudited)

                                                                  August 4,            February 3,                 July 29,
                                                                    2001                  2001                       2000
                                                               ---------------       ---------------            ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $        14,669       $        38,815            $        16,964
    Merchandise inventories                                            120,383               109,829                     95,352
    Other current assets                                                12,997                11,107                      9,593
                                                               ---------------       ---------------            ---------------
         Total current assets                                          148,049               159,751                    121,909

Property and equipment, net                                             84,199                78,694                     70,322
Other assets, net                                                       14,277                14,420                     12,187
                                                               ---------------       ---------------            ---------------

Total assets                                                   $       246,525       $       252,865            $       204,418
                                                               ===============       ===============            ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $        27,598       $        31,592            $        17,586
    Income taxes payable                                                    --                 9,933                         --
    Accrued compensation                                                 5,670                 8,506                      7,109
    Other current liabilities                                           11,817                11,719                     11,535
                                                               ---------------       ---------------            ---------------
         Total current liabilities                                      45,085                61,750                     36,230

Capital lease obligations                                               13,263                13,474                     13,655
Other long-term obligations                                              9,057                 8,520                      7,735

Shareholders' equity:
    Preferred stock, $.01 par value: 5,000,000 shares
      authorized; none issued and outstanding                               --                    --                         --
    Common stock, $.01 par value: 67,500,000 shares
      authorized; issued and outstanding 21,433,448,
      21,005,337 and 20,847,758 shares                                     214                   210                        208
    Additional paid-in capital                                         129,602               122,349                    119,118
    Retained earnings                                                   49,304                46,562                     27,472
                                                               ---------------       ---------------            ---------------

         Total shareholders' equity                                    179,120               169,121                    146,798
                                                               ---------------       ---------------            ---------------

Total liabilities and shareholders' equity                     $       246,525       $       252,865            $       204,418
                                                               ===============       ===============            ===============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts, unaudited)






                                                      Three Months Ended                        Six Months Ended
                                             ------------------------------------     -------------------------------------
                                                August 4,            July 29,             August 4,            July 29,
                                                  2001                 2000                  2001                2000
                                            ----------------     ----------------     ----------------     ----------------
Net sales                                   $        112,101     $         92,765     $        225,016     $        185,003
Cost of sales and occupancy                           74,759               61,132              150,413              121,579
                                            ----------------     ----------------     ----------------     ----------------
      Gross profit                                    37,342               31,633               74,603               63,424

Selling, general and administrative
  expenses                                            33,736               28,373               67,910               57,030
Store preopening expenses                                945                  790                2,011                2,034
                                            ----------------     ----------------     ----------------     ----------------

Income from operations                                 2,661                2,470                4,682                4,360
Net interest expense                                     188                   95                  187                  127
                                            ----------------     ----------------     ----------------     ----------------

Income before income taxes                             2,473                2,375                4,495                4,233
Income taxes                                             964                  926                1,753                1,651
                                            ----------------     ----------------     ----------------     ----------------

Net income                                  $          1,509     $          1,449     $          2,742     $          2,582
                                            ================     ================     ================     ================

Net income per share
   Basic                                    $           0.07     $           0.07     $           0.13     $           0.13
   Diluted                                  $           0.07     $           0.07     $           0.13     $           0.12

Weighted average shares outstanding
   Basic                                              21,381               20,743               21,239               20,655
   Diluted                                            21,907               21,564               21,751               21,462

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                         Six Months Ended
                                                               -------------------------------------
                                                                  August 4,             July 29,
                                                                    2001                  2000
                                                               ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $         2,742       $         2,582
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization                                      7,667                 6,227
      Change in assets and liabilities:
         Merchandise inventories                                       (10,554)               (3,950)
         Other assets                                                      599                (2,256)
         Accounts payable                                               (3,994)               (8,475)
         Income taxes payable                                           (9,933)               (9,237)
         Other liabilities                                              (2,213)                   81
                                                               ---------------       ---------------

           Net cash used in operating activities                       (15,686)              (15,028)
                                                               ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (12,911)               (9,519)
                                                               ---------------       ---------------

           Net cash used in investing activities                       (12,911)               (9,519)
                                                               ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                       (199)                 (336)
    Proceeds from the issuance of common stock                           4,650                 3,436
                                                               ---------------       ---------------

           Net cash provided by financing activities                     4,451                 3,100
                                                               ---------------       ---------------

    Net decrease in cash and cash equivalents                          (24,146)              (21,447)
    Cash and cash equivalents:
       Beginning of period                                              38,815                38,411
                                                               ---------------       ---------------

       End of period                                           $        14,669       $        16,964
                                                               ===============       ===============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Cash paid for interest                                     $            47       $           190
                                                               ===============       ===============

    Cash paid for taxes                                        $         3,468       $        10,629
                                                               ===============       ===============

           See notes to condensed consolidated financial statements.

                                COST PLUS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended August 4, 2001 and July 29, 2000
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at August 4, 2001 and July 29, 2000; the interim results of operations for the three and six months ended August 4, 2001 and July 29, 2000; and changes in cash flows for the six months then ended. The balance sheet at February 3, 2001, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

     Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted for purposes of the interim condensed consolidated financial statements. Such financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 3, 2001.

     The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

2.   STOCK OPTION PLANS

     In June 2001, pursuant to a vote of its shareholders, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 350,000 to a total of 5,068,006 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan.

3.   IMPACT OF NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and the effects of the adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations.

                                COST PLUS, INC.

4.   RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

     The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                            Three Months Ended                      Six Months Ended
                                 ------------------------------------     ------------------------------------
                                     August 4,            July 29,            August 4,            July 29,
                                       2001                 2000                2001                 2000
                                 ---------------      ---------------     ---------------      ---------------
Basic shares                              21,381               20,743              21,239               20,655
Effect of dilutive stock options             526                  821                 512                  807
                                 ---------------      ---------------     ---------------      ---------------
Diluted shares                            21,907               21,564              21,751               21,462
                                 ===============      ===============     ===============      ===============


Options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended August 4, 2001 and July 29, 2000, these options totaled 241,049 and 259,624 and for the six months ended August 4, 2001 and July 29, 2000, were 281,049 and 259,624.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK "*" DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT
EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES.   ACTUAL RESULTS MAY DIFFER
MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS AND SHAREHOLDERS OF COST PLUS, INC. (THE "COMPANY" OR "COST PLUS") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, "FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 9 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended August 4, 2001 as compared to the three months and six months ended July 29, 2000.

Net Sales. Net sales increased $19.3 million, or 20.8%, to $112.1 million in the second quarter of fiscal 2001 from $92.8 million in the second quarter of fiscal 2000. Year-to-date, net sales were $225.0 million compared to $185.0 million for the same period of fiscal 2000, an increase of $40.0 million, or 21.6%. The increase in net sales, for the three and six months of fiscal 2001, was primarily attributable to new store sales. At August 4, 2001, the Company operated 137 stores compared to 113 stores as of July 29, 2000. Comparable store sales decreased 0.5% in the second quarter, due primarily to a decreased customer count while year-to-date comparable sales increased 2.0% due to a larger transaction size.

Gross Profit. As a percentage of net sales, second quarter gross profit was 33.3% in fiscal 2001 compared to 34.1% in fiscal 2000. Year-to-date gross profit, as a percentage of net sales, was 33.2% this fiscal year compared to 34.3% last fiscal year. The decrease in the gross profit percentage in the second quarter primarily resulted from a decrease in merchandise margin percentage and an increase in occupancy costs of new stores. New stores generally have higher occupancy costs, as a percentage of sales, until they reach maturity.* The decrease in gross profit percentage year-to-date was primarily due to a decrease in merchandise margin. The decrease in merchandise margin for the second quarter and year-to-date was primarily due to a higher percentage of consumables in the sales mix to stimulate foot traffic, clearance markdowns on outdoor furniture from a soft consumer response to this category and an increase in fuel and transportation costs.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses decreased to 30.1% in the second quarter of fiscal 2001 from 30.6% in the second quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 30.2% in the current fiscal year from 30.8% last fiscal year. The decrease in the SG&A rates resulted primarily from leveraging store payroll, advertising and corporate overhead expenses against higher net sales and an expanding base of stores.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $945,000 in the second quarter of fiscal 2001 and $790,000 in the second quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened five stores in the second quarter of fiscal 2001 compared to four in the prior fiscal year. Year-to-date, store preopening expenses were $2.0 million in fiscal 2001 and $2.0 million in fiscal 2000, as a result of opening ten stores in both fiscal 2001 and fiscal 2000.

Net Interest Expense. Net interest expense for the second quarter, which includes interest on capital leases and interest expense net of interest income, was $188,000 for fiscal 2001 and $95,000 for fiscal 2000. For the six months, net interest expense was $187,000 in fiscal 2001 compared to $127,000 in fiscal 2000. The increase in net interest expense primarily was due to a lower yield on short-term investments due to a significant reduction in the prime rate.

Income Taxes. The Company's effective tax rate was 39.0% in fiscal 2001 and fiscal 2000.

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


Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's revolving credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for at least the next 12 months.*

Net cash used in operating activities in the first half of fiscal 2001 totaled $15.7 million, an increase of $658,000 from the prior fiscal year. This increase resulted primarily from increased inventory balances due to new stores, the addition of the bedroom and bathroom furnishings category and the conversion of our beverage inventory to central replenishment for California stores. The increase in inventory was partially offset by higher accounts payable balances in the current year.

Net cash used in investing activities, primarily for new stores and distribution infrastructure, totaled $12.9 million for the first half of fiscal 2001 compared to $9.5 million in the prior fiscal year. This increase is primarily due to capital expenditures for improvements made in fiscal 2001 to the Company's distribution infrastructure. The Company estimates that fiscal 2001 capital expenditures will approximate $30.2 million.*

Net cash provided by financing activities was $4.5 million in the first half of fiscal 2001 and $3.1 million in the first half of fiscal 2000 and was primarily related to proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company's report on Form 10-K filed for the fiscal year ended February 3, 2001.

                           PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2001 Annual Meeting of Shareholders held on June 26, 2001, the shareholders voted on the following proposals:

Proposal 1.    To elect seven directors for the ensuing year and until their successors are elected.

Proposal 2.    To approve an amendment to the Company's 1995 Stock Option Plan to increase the shares reserved for issuance thereunder by 350,000 shares.

Proposal 3.    To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending
               February 2, 2002.


2001 ANNUAL MEETING ELECTION RESULTS


Proposal 1 - Election of Directors

     Name                              For             Withheld
     ----                              ---             --------
     Murray H. Dashe               18,797,701          216,032
     Joseph H. Coulombe            18,816,866          196,867
     Danny W. Gurr                 18,797,401          216,332
     Barry J. Feld                 18,795,489          218,244
     Kim D. Robbins                18,819,801          193,932
     Fredric M. Roberts            18,797,701          216,032
     Thomas D. Willardson          18,797,551          216,182


Proposals 2 and 3
                                                                      Broker
       Proposal                     For         Against     Abstain   Non-Votes
       --------                     ---         -------     -------   ---------
    2. Amendment to the 1995     15,231,926    3,734,562    47,245        0
       Stock Option Plan

    3. Appointment of Deloitte
       & Touche LLP              18,807,260      201,765     4,708        0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1  1995 Stock Option Plan, as amended.
          10.2 Employment Severance Agreement, dated August 29, 2001, between the Company and John J. Luttrell.

     (b)  Reports on Form 8-K

          On August 24, 2001, the Company filed a current report on Form 8-K dated August 19, 2001, reporting the promotion of John Luttrell to Senior Vice President, Chief Financial Officer, replacing John Hoffner, who left the Company on August 24, 2001, to join Jack-in-the-Box as Executive Vice President, Chief Financial Officer.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COST PLUS, INC.
                                                  -----------------------------
                                                  Registrant

                                                   /s/ John J. Luttrell
                                                --------------------------------
Date: September 11, 2001                          By: John J. Luttrell
                                                      Senior Vice President,
                                                      Chief Financial Officer,
                                                      Duly Authorized Officer