Form 10-Q
period 2001-11-03
COST PLUS INC/CA/
filed 2001-12-14
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

        (Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 3, 2001

                                       OR

------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                         Commission file number 0-14970

                                 COST PLUS, INC.
             (Exact name of registrant as specified in its charter)

                   California                               94-1067973
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
               or organization)                                No.)


   200 4th Street, Oakland, California                        94607
(Address of principal executive offices)                    (Zip Code)



  Registrant's telephone number, including area code     (510) 893-7300



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

The number of shares of Common Stock, $0.01 par value, outstanding on December 7, 2001 was 21,490,265.

                                 COST PLUS, INC.

                                    FORM 10-Q

                     For the Quarter Ended November 3, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

         Balance Sheets as of November 3, 2001,
           February 3, 2001 and October 28, 2000                           3

         Statements of Operations
           for the three and nine months ended
           November 3, 2001 and October 28, 2000                           4

         Statements of Cash Flows
           for the nine months ended November 3, 2001
           and October 28, 2000                                            5

         Notes to Condensed Consolidated Financial Statements              6-7

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-10

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk         10


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURE PAGE                                                             11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 COST PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts, unaudited)

                                                       November 3,   February 3,  October 28,
                                                          2001          2001         2000
                                                       -----------   -----------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                             $  3,087     $ 38,815     $  1,210
    Merchandise inventories                                169,388      109,829      137,493
    Other current assets                                    16,670       11,107       11,927
                                                          --------     --------     --------
       Total current assets                                189,145      159,751      150,630

Property and equipment, net                                 87,477       78,694       74,400
Other assets, net                                           13,463       14,420       12,026
                                                          --------     --------     --------

       Total assets                                       $290,085     $252,865     $237,056
                                                          ========     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 48,994     $ 31,592     $ 35,606
    Income taxes payable                                        --        9,933           --
    Accrued compensation                                     4,755        8,506        8,680
    Revolving line of credit                                23,300           --        8,400
    Other current liabilities                               13,594       11,719       12,710
                                                          --------     --------     --------
          Total current liabilities                         90,643       61,750       65,396


Capital lease obligations                                   13,153       13,474       13,566
Other long-term obligations                                  9,190        8,520        8,249

Shareholders' equity:
    Preferred stock, $0.01 par value:  5,000,000 shares
      authorized; none issued and outstanding                   --           --           --
    Common stock, $0.01 par value: 67,500,000 shares
      authorized; issued and outstanding 21,454,384,
      21,005,337 and 20,976,664 shares                         215          210          210
    Additional paid-in capital                             129,902      122,349      121,880
    Retained earnings                                       46,982       46,562       27,755
                                                          --------     --------     --------

       Total shareholders' equity                          177,099      169,121      149,845
                                                          --------     --------     --------

Total liabilities and shareholders' equity                $290,085     $252,865     $237,056
                                                          ========     ========     ========

            See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts, unaudited)

                                        Three Months Ended       Nine Months Ended
                                      ----------------------- -----------------------
                                      November 3, October 28, November 3, October 28,
                                         2001        2000        2001        2000
                                      ----------- ----------- ----------- -----------
Net sales                             $ 113,544    $ 101,913   $ 338,560   $ 286,916
Cost of sales and occupancy              77,250       66,580     227,663     188,159
                                      ---------    ---------   ---------   ---------
     Gross profit                        36,294       35,333     110,897      98,757

Selling, general and administrative
 expenses                                38,163       32,630     106,073      89,660
Store preopening expenses                 1,524        1,896       3,535       3,930
                                      ---------    ---------   ---------   ---------

Income (loss) from operations            (3,393)         807       1,289       5,167
Net interest expense                        412          344         599         471
                                      ---------    ---------   ---------   ---------

Income (loss) before income taxes        (3,805)         463         690       4,696
Income tax provision (benefit)           (1,484)         180         269       1,831
                                      ---------    ---------   ---------   ---------

Net income (loss)                     $  (2,321)   $     283   $     421   $   2,865
                                      =========    =========   =========   =========

Net income (loss) per share
  Basic                               $   (0.11)   $    0.01   $    0.02   $    0.14
  Diluted                             $   (0.11)   $    0.01   $    0.02   $    0.13

Weighted average shares outstanding
  Basic                                  21,442       20,933      21,307      20,748
  Diluted                                21,442       21,711      21,726      21,551

           See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                            Nine Months Ended
                                                                        -------------------------

                                                                        November 3,   October 28,
                                                                           2001          2000
                                                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $     421       $   2,865
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                          11,810           9,626
    Changes in assets and liabilities:
      Merchandise inventories                                             (59,559)        (46,091)
      Other assets                                                         (2,313)         (3,468)
      Accounts payable                                                     17,402          12,011
      Income taxes payable                                                 (9,933)         (9,237)
      Other liabilities                                                    (1,239)          3,426
                                                                        ---------       ---------

       Net cash used in operating activities                              (43,411)        (30,868)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (20,212)        (19,505)
                                                                        ---------       ---------

       Net cash used in investing activities                              (20,212)        (19,505)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving line of credit                            23,300           8,400
  Principal payments on capital lease obligations                            (288)           (510)
  Proceeds from issuance of common stock                                    4,883           5,282
                                                                        ---------       ---------
      Net cash provided by financing activities                            27,895          13,172
                                                                        ---------       ---------

  Net decrease in cash and cash equivalents                               (35,728)        (37,201)
  Cash and cash equivalents:
        Beginning of period                                                38,815          38,411
                                                                        ---------       ---------

        End of period                                                   $   3,087       $   1,210
                                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
    Cash paid for interest                                              $     480       $     361
                                                                        =========       =========

    Cash paid for taxes                                                 $   9,526       $  11,473
                                                                        =========       =========


           See notes to condensed consolidated financial statements.

                                 COST PLUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended November 3, 2001 and October 28, 2000
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at November 3, 2001 and October 28, 2000; the interim results of operations for the three and nine months ended November 3, 2001 and October 28, 2000 and the changes in cash flows for the nine months then ended. The balance sheet at February 3, 2001, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted for purposes of the interim condensed consolidated financial statements. Such financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 3, 2001.

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.


2. IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and, in October 2001, issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The Company will adopt these Financial Accounting Standards for its fiscal year beginning February 3, 2002 and the effects of their adoption are not expected to have a significant impact on the Company's financial position or results of operations.

                                 COST PLUS, INC.

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                                 Three Months Ended             Nine Months Ended
                                            ---------------------------------------------------------
                                            November 3,    October 28,    November 3,    October 28,
                                               2001           2000           2001           2000
                                            ------------  ------------   -------------  -------------
Basic shares                                   21,442        20,933         21,307         20,748
Effect of dilutive stock                            -           778            419            803
                                            ------------  ------------   -------------  -------------
Diluted shares                                 21,442        21,711         21,726         21,551
                                            ============  ============   =============  =============


Options to purchase 1,843,688 shares of common stock were outstanding for the three months ended November 3, 2001 but were not included in the computation of diluted earnings per share because the effect would be antidilutive. In addition, a portion of options to purchase common stock outstanding for the three months ended October 28, 2000 and the nine months ended November 3, 2001 and October 28, 2000 were not included in the computation of diluted earnings per share because their exercise price was in excess of the current market price and their effect would be antidilutive. For the three months ended October 28, 2000, options excluded totaled 101,049 and for the nine months ended November 3, 2001 and October 28, 2000, options totaling 303,374 and 271,299, respectively, were also excluded.

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


Results of Operations

The three months (third quarter) and nine months (year-to-date) ended November 3, 2001 as compared to the three months (third quarter) and nine months (year-to-date) ended October 28, 2000.

Net Sales. Net sales increased $11.6 million, or 11.4%, to $113.5 million in the third quarter of fiscal 2001. Year-to-date, net sales were $338.6 million an increase of 18.0%. The increases in net sales for the third quarter and year-to-date were attributable to sales from new stores. Comparable store sales decreased 7.4% in the third quarter and were down 1.4% year-to-date. The third quarter decrease was principally a result of weakness in the economy, temporarily exacerbated by the September 11 terrorist activities, an under-stocked condition in stores during early August and September due to the impeded flow of goods associated with the implementation of a new warehousing system and the shift of one promotional sales event from late third quarter to the pre-holiday fourth quarter. As of the end of the third quarter, the Company operated 145 stores in 19 states compared to 122 stores in 19 states at the end of the third quarter last year.

Gross Profit. As a percentage of net sales third quarter gross profit was 32.0% in fiscal 2001 and 34.7% in fiscal 2000. Year-to-date gross profit as a percentage of net sales was 32.8% this fiscal year compared to 34.4% last fiscal year. The decrease in gross profit as a percent of sales resulted from a decrease in merchandise margin and the impact of increased occupancy costs relating to new stores. The merchandise margin decrease resulted from a shift in sales mix to lower margin consumable products which stimulate foot traffic and higher markdowns to move summer goods from inventory. In addition, increased distribution expenses were incurred in order to relieve the temporary under-stocked condition in stores. The increase in occupancy costs was due to new stores which have higher occupancy costs as a percentage of net sales until they reach maturity.

Selling, General and Administrative ("SG&A") Expenses. As a percentage of net sales, SG&A expenses increased to 33.6% in the third quarter of fiscal 2001 from 32.0% in the third quarter of the prior fiscal year. Year-to-date, SG&A expenses increased slightly to 31.4% in the current fiscal year from 31.2% last fiscal year. The increase for the third quarter and year-to-date was due to the effect of reduced sales leverage associated with the decline in comparable store sales and increases in other store expenses, primarily utility costs.

Store Preopening Expenses. Store preopening expenses include grand opening advertising and preopening merchandise set up expenses. Expenses vary depending on the particular store site and whether it is located in a new or existing market. For the third quarter of fiscal 2001, store preopening expenses were $1.5 million compared to $1.9 million in the third quarter of the prior fiscal year. Eight stores were opened in the third quarter compared to nine stores in the prior year's third quarter. Year-to-date, store preopening expenses were $3.5 million in fiscal 2001 compared to $3.9 million in fiscal 2000, with 18 stores opened year-to-date versus 19 stores for the prior year. Preopening expenses on a year-to-date per store basis were $196,000 for fiscal 2001 and $207,000 for fiscal 2000.

Net Interest Expense. Net interest expense for the third quarter, which includes interest on short-term borrowings and interest on capital leases, net of interest income, was $412,000 for fiscal 2001 and $344,000 for fiscal 2000. Year-to-date, net interest expense was $599,000 in fiscal 2001 compared to $471,000 in fiscal 2000. The increase was due to higher borrowings directly relating to a larger investment in inventory compared with a year ago. Lower interest rates on borrowings due to a drop in the prime rate partially offset the increase.

Provision for Income Taxes. The Company's effective tax rate was 39.0% in fiscal 2001 and fiscal 2000.

Factors That May Affect Future Results

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the fiscal year*. Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations*. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Christmas selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory*.

The Company's future quarterly results of operations may also fluctuate based upon such factors as further terrorist attacks and the nation's response thereto, general economic conditions, delays in the flow of merchandise, changes in the anticipated opening of the Company's new distribution center in Virginia in mid 2002, the number and timing of store openings and related store preopening expenses, the amount of sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors, changes in fuel and other shipping costs, increases in utility costs in California and other states where the Company has operations, labor market fluctuations, changes in accounting rules and regulations and unseasonable weather conditions.

Liquidity and Capital Resources

The Company's primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's revolving credit facilities. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.*

Net cash used in operating activities for the nine months ending November 3, 2001 totaled $43.4 million, an increase of $12.5 million from the comparable period of the prior fiscal year. In addition to lower than expected net income, this increase in cash used in operating activities resulted primarily from inventory for new stores and increased inventory due to the conversion of beverage inventory to a central replenishment system for California stores. Inventory per store was $1.2 million as of the end of the third quarter of fiscal 2001, an increase of 3.6% from $1.1 million at the same period last year. The cash used for the additional inventory was partially offset by funds generated from higher accounts payable balances.

Net cash used in investing activities, totaled $20.2 million year-to-date compared to $19.5 million in the comparable period of the prior year. This slight increase is primarily due to capital expenditures for new stores and improvements made to the Company's warehouse management system and infrastructure. The Company estimates that capital expenditures will approximate $30.2 million in fiscal 2001.*

Net cash provided by financing activities was $27.9 million year-to-date and $13.2 million year-to-date last year, both of which were primarily due to net borrowings under the Company's revolving line of credit. Proceeds from the issuance of common stock in connection with the Company's stock option and stock purchase plans were $4.9 million and $5.3 million for the current year-to-date and prior year-to-date period.

Effective September 13, 2001, the Company amended its unsecured revolving line of credit agreement with a bank. The amendment allows for cash borrowings and letters of credit up to $25.0 million from January 1, 2002 through the expiration date of June 1, 2002.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company's report on Form 10-K filed for the fiscal year ended February 3, 2001.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        10.1 Amendment Number 3 to Business Loan Agreement, dated September 13, 2001, between the Company and Bank of America, N.A.


   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the period covered by this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COST PLUS, INC.
                                       ---------------------------------------
                                       Registrant

                                            /s/ John J. Luttrell
                                       ----------------------------------------
Date: December 14, 2001                By:      John J. Luttrell
                                                Senior Vice President
                                                Chief Financial Officer
                                                Duly Authorized Officer