Form 10-K
period 2002-02-02
COST PLUS INC/CA/
filed 2002-05-03
CIK 798955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
                                       OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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

                200 4TH STREET
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on March 28, 2002, was approximately $590.8 million as reported for such date on the Nasdaq National Market. On that date, 21,593,139 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 2, 2002 ("Annual Report") are incorporated by reference into
Part II and Part IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 2002 ("Proxy Statement") are incorporated by reference into Part III.

     An asterisk "*" denotes a forward-looking statement reflecting current expectations that involve risks and uncertainties within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects" or "anticipates" or similar expressions. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those set forth below and elsewhere in the Form 10-K and in documents which are incorporated by reference herein. Cost Plus, Inc. ("the Company") may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Cost Plus, Inc. ("Cost Plus World Market" or "the Company") is a leading specialty retailer of casual home furnishings and entertaining products. As of February 2, 2002, the Company operated 150 stores under the name "World Market," "Cost Plus World Market," "Cost Plus" or "Cost Plus Imports" in 19 states, primarily in the western United States, but with stores as far east as Georgia, North Carolina and Virginia. Cost Plus World Market's business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market's products are proprietary or private label, often incorporating the Company's own designs, "World Market" brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers.

     Cost Plus World Market's expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. The Company's stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 2001, the Company opened a total of 23 stores, including 12 in the existing markets of San Francisco, Fresno, Los Angeles and San Diego, CA; Seattle, WA; Tucson, AZ; Austin, TX; Chicago, IL and Cleveland, OH and 11 in new markets of Eugene, OR; Winston/Salem, Raleigh/Durham and Charlotte, NC; Stockton, Santa Barbara and Bakersfield, CA; Atlanta GA and Washington, DC.

MERCHANDISING

     Cost Plus World Market's merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing, home entertaining and consumables.

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

     Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and mineral water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverages, generally have lower margins than the Company's average. Coffee, purchased as green beans, is roasted at the Company's own roasting plant and offered fresh in stores. Gourmet foods include packaged products from around the world and seasonal items that relate to "old world" holidays and customs. Packaged snacks, candy and pasta are displayed in open barrels and crates. All food items typically have a shelf life of six months or longer.

     The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company regularly marks down retail prices and eliminates items that do not meet its turnover expectations.

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

     The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the entrance. The "power" aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company has a seasonal shop located in the heart of the store to feature seasonal products in themes, such as Christmas, Easter and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company's in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently.

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

ADVERTISING

     The Company advertises through weekly promotional advertisements in major daily newspapers and on radio. The Company's approach is to regionalize its advertising and use the most efficient media mix within each geographic area. The Company uses full color tabloids and color or black and white newspaper advertisements to highlight product offerings. For new store grand openings, the Company uses a combination of newspaper and radio.

PRODUCT SOURCING AND DISTRIBUTION

     The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2000 suppliers and no supplier represented over 5% of total purchases in the fiscal year ended February 2, 2002. A significant portion of Cost Plus World Market's products are made abroad in approximately 70 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company's buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis and the Company's insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing controlled by the Corporate buying office.

     The Company currently services all of its stores from its general merchandise distribution center and separate furniture facility both located in Stockton, California. Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. Any significant interruption in the operation of these facilities would have a material adverse effect on the Company's financial position and results of operations.* In mid-year 2002, the Company expects to open a 500,000 square foot full-service distribution center in Windsor, Virginia. The Company believes that its Stockton, California distribution center will be able to handle, or can be upgraded to handle, the Company's store expansion plans until the Virginia distribution center becomes fully operational.*

MANAGEMENT INFORMATION SYSTEMS

     Each of the Company's stores is linked to the Cost Plus World Market headquarters in Oakland, California through a point-of-sale system and frame relay data network that interfaces with an IBM AS/400 computer. The Company's information systems keep records, which are updated daily, of each merchandise item sold in each store, as well as financial, sales and inventory information. The point-of-sale system also has scanning, "price look-up" and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities.

     Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company's central replenishment system includes SKU and store-specific, "model stock" logic which enables the Company to maintain adequate stock levels on basic goods in each location. The Company believes its centralized purchasing system has helped it to optimize in-store inventory levels and improve in-stock conditions.*

     The Company uses several other customized management information and control systems to direct the Company's operations and finances. These computerized systems are designed to ensure the integrity of the Company's inventory, allow the merchandising staff to reprice merchandise, process payroll, pay bills, control cash, maintain fixed assets and track promotions, throughout all of the Company's stores. The Company's distribution operations use systems to receive, locate, pick and ship inventory to stores. The Company believes that these systems allow for higher operating efficiency and improve profitability.*

     Additional systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance. The Company believes that its current management information system can be upgraded to support the Company's planned expansion for the foreseeable future.*

COMPETITION

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

EMPLOYEES

     As of February 2, 2002, the Company had approximately 1,700 full-time and approximately 2,200 part-time employees. Of these, approximately 3,300 were employed in the Company's stores and approximately 600 were employed in the distribution center and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth quarter of each year, to service increased customer traffic during the peak Holiday selling season. Employees in 12 stores in Northern California are covered by a collective bargaining agreement which expires on May 31, 2003. The Company believes that it enjoys good relationships with its employees.*

TRADEMARKS

     The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Cost Plus," "Cost Plus World Market," "Cost Plus World Market" logos, "Electric Reindeer", "Mercado Del Mundo", "Texas Turtle", "Where you can afford to be different" and "World Market" marks with the United States Patent and Trademark Office on the Principal Register. The Company has applied for the registration of its "Aaku", "Asian Passage", "Atacama", "Castello Del Lago", "Crandall Brooks", "Credo", "Crossroads," "Donaletta" logo, "Marche Du Monde", "Market Classics", "Maui Morning", "Praline Perk" and "Soiree" marks with the United States Patent and Trademark Office on the Principal Register. The Company has also secured California state registration of its "Crossroads" trademark. The Company's policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

RISK FACTORS

     Seasonality and Quarterly Fluctuations. The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday selling season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters.* The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

     The Company's quarterly results of operations may also fluctuate based upon such factors as delays in the flow of merchandise, changes in the anticipated opening of the Company's new distribution center in Virginia in mid-2002, the number and timing of new store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors, changes in fuel and other shipping costs, general economic conditions, increases in utility costs in California and other states where the Company has operations, labor market fluctuations, changes in accounting rules and regulations and unseasonable weather conditions.*

     Effect of Economic Conditions and Geographic Concentration. The success of the Company's business depends to a significant extent upon the level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of the Company's stores are located in the western United States, principally in California. Lower levels of consumer spending in this region could have a material adverse effect on the Company's financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on the Company's ability to increase prices and may require increased levels of selling and promotional expenses, thereby adversely affecting the Company's financial condition and results of operations.

     Risks Associated with Expansion. The Company's ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company's continued growth will also depend on its ability to increase sales in its existing stores. The Company opened 23 stores in fiscal 2001 and presently anticipates opening a net of 25 stores in fiscal 2002. The Company intends to open stores in both existing and new geographic markets.* The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel, the availability of appropriate financing and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company's existing operations or that such stores will be profitable.*

     The Company's expansion strategy includes opening stores in new geographic markets. These new markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens stores in new markets that do not perform to the Company's expectations or if store openings are delayed, the Company's financial condition and results of operations could be materially adversely affected. In addition, in order to sell wine and beer, the Company is required to obtain alcoholic beverage licenses for each of its new stores and the laws regulating the issuance of alcoholic beverage licenses differ from state to state. Any delays in receiving alcoholic beverage licenses for new stores could have an adverse impact on such stores' operations.

     Dependence on a Single Distribution Facility. The Company's distribution functions for all of its stores are currently handled from a single facility in Stockton, California. Any significant interruption in the operation of this facility would have a material adverse effect on the Company's financial condition and results of operations. At this time the Company is opening a 500,000 square foot, full-service distribution center in Windsor, Virginia.* Operational inefficiencies during start-up or failure to successfully coordinate the operations of these facilities could have a material adverse effect on the Company's financial condition and results of operations.*

     Risks Associated with Importing. The Company imports a significant portion of its merchandise from approximately 70 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company's future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

     As an importer, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, freight cost increases and changes in political or economic conditions in countries in which the Company purchases products. The threat of a longshoreman's strike could impede the flow of goods to its distribution centers.* The Company's business is also subject to the risks associated with any new or revised United States legislation and regulations related to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. Additionally, since certain of the Company's purchases are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars, fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a material adverse effect on the Company's financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company's products in the future, the Company's financial condition and results of operations could be materially adversely affected.

     Risks Associated with Merchandising. The Company's success depends in part upon the ability of its merchandising staff to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. The Company's strategy requires it to introduce in a timely manner products from around the world that are affordable, distinctive in quality and design and that are not widely available from other retailers. Many of the Company's products require long lead times. In addition, a large percentage of the Company's merchandise changes regularly. The Company's failure to anticipate, identify or react appropriately to changes in consumer trends could lead to, among other things, either excess inventories and higher markdowns or a shortage of products and could have a material adverse effect on the Company's financial condition and results of operations.

     Changes in Energy Costs. The Company incurs significant costs for the purchase of fuel in transporting goods to its distribution center and stores and for the purchase of utility service for its store, distribution center and corporate office locations. Significant increases in the cost of fuel and utility services could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2.  PROPERTIES

  As of April 2, 2002, the Company operated 153 stores in 19 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The table below summarizes the distribution of stores by state:

          Arizona..................  9   Idaho...............  1   Nevada..................  3  Virginia................. 5
          California............... 49   Illinois............ 12   New Mexico..............  2  Washington............... 7
           (Northern California ... 21)  Indiana.............  1   North Carolina..........  7  Wisconsin................ 1
           (Southern California ... 28)  Michigan............  9   Ohio.................... 13
          Colorado.................  4   Missouri............  3   Oregon..................  5
          Georgia .................  4   Nebraska............  1   Texas................... 17

  The Company leases land and buildings for 146 stores (of which 16 are capital leases), leases land and owns the buildings for six stores and owns the land and building for one store. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease which expires in October 2008. The Company currently leases its distribution facility of approximately 520,000 square feet and a coffee plant of 15,000 square feet in Stockton, California pursuant to a lease which expires in September 2006 and has two renewal options for five years each. In July 2001, the Company leased a furniture warehouse of approximately 260,000 square feet in Stockton, California pursuant to a lease which expires in June 2003 and has two renewal options for six months each. In January 2002, the Company leased a distribution facility of approximately 500,000 square feet in Virginia pursuant to a lease which expires in January 2022 and has four renewal options for five years each.

  The Company believes its distribution facilities are adequate to meet immediate needs.* The second distribution facility located in Virginia, expected to open in 2002, will allow for continued growth in stores.* The Company uses additional warehouse facilities to handle seasonal requirements and expects these facilities will be available in the future as needed.*

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a defendant in a purported class action lawsuit alleging it improperly classified certain California-based managers as "exempt" from overtime rather than entitled to overtime pay as are non-exempt hourly employees. The action, entitled Barry, et al, v. Cost Plus, Inc., was filed in
                                --------------------------------
the Orange County Superior Court in California on September 17, 2001. The complaint seeks an injunction against any unlawful practices, restitution of wages improperly withheld, unpaid overtime, penalties and costs, including attorneys' fees. The case is in the discovery stage and a hearing has yet to be held on the plaintiff's motion for class certification. The Company believes the plaintiff is not entitled to class certification and intends to vigorously oppose the motion. Furthermore, the Company believes it has strong defenses against the charges contained in the lawsuit, which it will also vigorously pursue. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based upon information presently available to management, the Company does not expect the ultimate resolution of the action will have a material effect on its financial condition.* Nonetheless, it is possible the Company could incur a charge to earnings when the case is resolved and the effect on a single quarter's earnings could be material if a conclusion to the suit is reached in the first, second or third quarters of the fiscal year when earnings are typically less than in the fourth quarter.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

    Name                                           Age    Position
---------------------------------------------      ---    ---------------------------------------------------
    Murray H. Dashe                                 59    Chairman of the Board, Chief Executive Officer and
                                                          President
    Gary D. Weatherford                             45    Executive Vice President, Operations
    Michael J. Allen                                47    Senior Vice President, Store Operations
    Joan S. Fujii                                   55    Senior Vice President, Human Resources
    Stephen L. Higgins                              52    Senior Vice President, Merchandising
    John J. Luttrell                                47    Senior Vice President and Chief Financial Officer
    Judith A. Soares                                52    Senior Vice President, Cost Plus Management Services, Inc.

  Mr. Dashe joined the Company in June 1997 and has served as Chairman of the Board and Chief Executive Officer since February 1998 with continued responsibilities as President. In September 1997, Mr. Dashe was appointed President with continued responsibilities as Vice Chairman of the Board. From June 1997 to September 1997, Mr. Dashe served as the Company's Vice Chairman of the Board. Mr. Dashe is responsible for overseeing all day-to-day operations and long-term strategies of the Company. From August 1992 to June 1997, he was Chief Operating Officer of Leslie's Poolmart, Inc., a swimming pool supply retail chain and was a director of that company from August 1989 to November 1996. From April 1990 through June 1992, he was President and Chief Executive Officer of RogerSound Labs, a Southern California retailer of audio/video consumer electronics. From September 1985 through April 1990, Mr. Dashe held several positions with SILO, a consumer electronics and appliance retailer, including Regional President, Regional Vice President and Director of Stores. Previously, he was employed in an executive capacity by other retailers, including Allied Stores Corp., now Federated Department Stores, where he served in a variety of positions, including Vice President/Director of Stores.

  Mr. Weatherford was named Executive Vice President, Operations in March 2002 with responsibility for Information Services, Distribution, Store Operations and Visual Merchandising. Mr. Weatherford joined the Company in January 1988, served as Vice President, Store Operations from June 1995 until February 1998 when he was promoted to Senior Vice President, Store Operations. From April 1991 to June 1995, Mr. Weatherford served as a Regional Manager for the Company and from January 1990 to April 1991 he was a Senior Store Manager for the Company. From January 1988 to January 1990, Mr. Weatherford served as a Buyer and Store Design Director for the Company.

  Mr. Allen joined the Company in December 1988 as a Regional Manager and later was promoted to Director of Store Operations and in 1998 became Vice President, Real Estate and Store Development. In March 2002, Mr. Allen was promoted to Senior Vice President, Store Operations with responsibility for Store Operations, Development and Real Estate. Prior to coming to Cost Plus, he was a District Manager for Liquor Barn, a discount beverage retailer, from 1986 to 1988. From 1981 to 1985, he was a store manager for Safeway Corporation, a food grocery chain.

  Ms. Fujii was named the Company's Senior Vice President, Human Resources in February 1998. Ms. Fujii joined the Company in May 1991 and served as Vice President, Human Resources from October 1994 until February 1998. From May 1991 to October 1994, Ms. Fujii served as the Company's Director of Human Resources. From September 1975 to May 1991, she was employed by Macy's California in various operations and human resources management positions, ultimately serving as Vice President, Human Resources at Macy's Union Square store in San Francisco.

  Mr. Higgins joined the Company in December 1999 as Vice President, Merchandising and was promoted to Senior Vice President in September 2000. Prior to joining the Company and from November 1996 to November 1999, Mr. Higgins served as President, Chief Operating Officer of Centex Life Solutions, a health and wellness products retailer. From September 1994 to October 1996, Mr. Higgins was President, Chief Executive Officer of Everything Organized, a storage and organization retailer. From January 1992 to August 1994, Mr. Higgins was President, Chief Operating Officer of Tuesday Morning the nation's largest off-price Home/Gift retailer and from October 1988 to December 1992, he was its Senior Vice President of Merchandising.

  Mr. Luttrell joined Cost Plus, Inc. in May 2000 as Vice President, Controller and was promoted to his current position in August 2001 as Senior Vice President and Chief Financial Officer. From October 1998 to May 2000, Mr. Luttrell served as Controller of Bugle Boy Industries, a manufacturer of clothing ("Bugle Boy"). In February 2001, Bugle Boy filed for protection under Chapter 11 of the Federal Bankruptcy Act. From 1995 to 1998, he was a consultant for his own private practice. Mr. Luttrell is a Certified Public Accountant.

  Ms. Soares joined Cost Plus, Inc. in May 1998 as Vice President, Information Services. In March 2002, Ms. Soares was promoted to Senior Vice President, Cost Plus Management Services, Inc. having responsibility for Information Services, Distribution and Logistics. Prior to joining Cost Plus, Inc., Ms. Soares served as Vice President of Information Services for Natural Wonders, a specialty gift retailer, from June 1996 to May 1998. From April 1993 to March 1996, Ms. Soares served as Vice President of Information Services for Home Express, a specialty home products retailer. From March 1990 to March 1993, Ms. Soares served as Vice President of Development for The Gap, a specialty apparel retailer. Ms. Soares has served in various positions within information systems for Mervyn's and Lucky stores from 1980 to 1990.

                                     PART II

  Information called for by Part II (Items 5, 6, 7 and 8) has been filed as
Exhibit 13 to this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information required by this item is incorporated herein by reference to the Company's fiscal 2001 Annual Report to Shareholders (on page 26), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Company's fiscal 2001 Annual Report to Shareholders (on page 22), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to the Company's fiscal 2001 Annual Report to Shareholders (on pages 18 - 26), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated herein by reference to the Company's 2001 fiscal Annual Report to Shareholders (on page 25), filed as
Exhibit 13 to this report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS

  The information required by this item is incorporated herein by reference to the Company's fiscal 2001 Annual Report to Shareholders (on pages 23 and
27 - 41), filed as Exhibit 13 to this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 30, 2002 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated herein by reference to the section entitled "Executive Officers of the Registrant" at the end of Part I of this report and the section entitled "Election of Directors" of the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation and Other Matters" in the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1.Financial Statements:
         The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company's fiscal 2001 Annual Report to Shareholders for the year ended February 2, 2002, filed as Exhibit 13 to this report on Form 10-K:
               Consolidated Balance Sheets as of February 2, 2002 and February
                 3, 2001
               Consolidated Statements of Operations for the fiscal years ended
                 February 2, 2002, February 3, 2001 and January 29, 2000
               Consolidated Statements of Shareholders' Equity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000
               Consolidated Statements of Cash Flows for the fiscal years ended
                 February 2, 2002, February 3, 2001 and January 29, 2000
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

       2.Financial Statement Schedules:
         Financial statement schedules of Cost Plus, Inc. have been omitted from Item 14(d) because they are not applicable or the information is included in the financial statements or notes thereto.

       3.List of Exhibits:

         See Exhibit Index beginning on page 13.

     (b)     Reports on form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COST PLUS, INC.

Date:   May 1, 2002                   By: /s/ MURRAY H. DASHE
                                         ________________________________

                                                   MURRAY H. DASHE
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                                       TITLE                               DATE
         ---------                                       -----                               ----
                                                                                           May 1, 2002
     /s/ MURRAY H. DASHE
     __________________________                Chairman of the Board, Chief
        MURRAY H. DASHE                        Executive Officer and President
                                               (Principal Executive Officer)

     /s/ JOHN J. LUTTRELL                                                                  May 1, 2002
     ___________________________               Senior Vice President and
        JOHN J. LUTTRELL                       Chief Financial Officer


     /s/ JOSEPH H. COULOMBE                    Director                                    May 1, 2002
     ___________________________
        JOSEPH H. COULOMBE

     /s/ BARRY J. FELD                         Director                                    May 1, 2002
     ___________________________
        BARRY J. FELD

     /s/ DANNY W. GURR                         Director                                    May 1, 2002
     ___________________________
        DANNY W. GURR

     /s/ KIM D. ROBBINS                        Director                                    May 1, 2002
     ___________________________
        KIM D. ROBBINS

     /s/ FREDRIC M. ROBERTS                    Director                                    May 1, 2002
     ___________________________
        FREDRIC M. ROBERTS

     /s/ THOMAS D. WILLARDSON                  Director                                    May 1, 2002
     ___________________________
        THOMAS D. WILLARDSON


                                INDEX TO EXHIBITS

Exhibit No. Description of Exhibits
----------- -----------------------

   3.1 Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

   3.1.1 Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

   3.1.2 Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

   3.2 Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

   3.3 Amended and Restated By-laws dated February 22, 2001, incorporated by reference to Exhibit 3.3 of the Form 10-K filed for the year ended February 3, 2001.

   4.0 Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

  10.1 Form of Indemnification Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit
            10.1 to the Registration Statement on Form S-1 effective April 3, 1996.

  10.2 Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

  10.3 Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

  10.4 Lease agreement between the Company and GEM 460 Associates I, LLC for a storage and distribution warehouse located in Isle of Wight County, Virginia, incorporated by reference to Exhibit 10.19 of the Form 10-Q filed for the quarter ended May 5, 2001.

  10.5 Business Loan Agreement, dated May 19, 2000, between the Company and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 29, 2000.

  10.5.1 Amendment Number 1 to Business Loan Agreement, dated October 2, 2000, between the Company and Bank of America National Trust and Savings Association, incorporated by reference to Exhibit 10.5.1 of the Form 10-K filed for the year ended February 3, 2001.

  10.5.2 Amendment Number 2 to Business Loan Agreement, dated September 13, 2001, between the Company and Bank of America, N.A, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended November 3, 2001.

  10.6+ 1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 effective April 3, 1996.

  10.7+    1995 Stock Option Plan, as amended, incorporated by reference to
           Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2001.

  10.7.1+ Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

  10.8+ 1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2000.

  10.8.1+ Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

  10.9+    1996 Employee Stock Purchase Plan, incorporated by reference to
           Exhibit 10.13 to the Registration Statement on Form S-1 effective April 3, 1996.

  10.10+ The Cost Plus, Inc. Deferred Compensation Plan effective October 1, 1997, incorporated by reference to Exhibit 10.11 to the Form 10-K filed for the year ended January 31, 1998.

  10.11+ 1997 Executive Officer and Key Employee Loan Plan, dated May 7, 1997, incorporated by reference to Appendix C of the Company's Proxy Statement dated May 22, 1997.

  10.12+ Employment Agreement, dated June 12, 1997, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 2, 1997.

  10.12.1+ Amendment to Employment Agreement, dated January 13, 1999, between the Company and Murray H. Dashe, incorporated by reference to Exhibit
           10.16.2 to the Form 10-K filed for the year ended January 30, 1999.

  10.12.2+ Amendment to Employment Agreement, dated July 22, 1999, between the
           Company and Murray H. Dashe, incorporated by reference to Exhibit
           10.6 to the Form 10-Q filed for the quarter ended July 31, 1999.

  10.12.3+ Amendment to Employment Agreement, dated March 29, 2001, between the
           Company and Murray H. Dashe, incorporated by reference to Exhibit
           10.12.4 of the Form 10-K filed for the year ended February 3, 2001.

  10.12.4+ Amendment to Employment Agreement, dated March 1, 2002, between the
           Company and Murray H. Dashe.

  10.13+ Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Gary D. Weatherford, incorporated by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended July 31, 1999.

  10.13.1+ Amendment to Employment Agreement, dated March 1, 2002, between the
           Company and Gary D. Weatherford.

  10.14+ Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Joan S. Fujii, incorporated by reference to
           Exhibit 10.10 to the Form 10-Q filed for the quarter ended July 31, 1999.

  10.14.1+ Amendment to Employment Severance Agreement dated March 29, 2001, between the Company and Joan S. Fujii, incorporated by reference to
           Exhibit 10.16.2 of the Form 10-K filed for the year ended
           February 3, 2001.

  10.14.2+ Amendment to Employment Agreement, dated March 1, 2002, between the
           Company and Joan S. Fujii.

  10.15+ Executive Transition Agreement, dated May 7, 1999, between the Company and Ralph D. Dillon, incorporated by reference to Exhibit
           10.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

  10.16+ Amended and Restated Severance Agreement dated March 29, 2001, between the Company and Stephen L. Higgins, incorporated by reference to Exhibit 10.18 of the Form 10-K filed for the year ended February 3, 2001.

  10.16.1+ Amendment to Employment Agreement, dated March 1, 2002, between the
           Company and Stephen L. Higgins.

  10.17+ Employment Severance Agreement, dated August 29, 2001, between the Company and John J. Luttrell, incorporated by reference to Exhibit
           10.2 of the Form 10-Q filed for the quarter ended August 4, 2001.

  10.17.1+ Amendment to Employment Agreement, dated March 1, 2002, between the
           Company and John J. Luttrell.

  10.18+ Employment Agreement, dated March 1, 2002, between the Company and Michael J. Allen.

  10.19+ Employment Agreement, dated March 1, 2002, between the Company and Judith A. Soares.

  10.20    Promissory Note, dated April 2, 2002, between the Company and Murray
           H. Dashe.

  13 Registrant's 2001 Annual Report to Shareholders (only those portions specifically incorporated by reference into this Report are deemed "filed" with the Securities and Exchange Commission).

  21       List of Subsidiaries of the Company.

  23       Independent  Auditors' Consent.



     + Management compensation plan or arrangement.