Form 10-Q
period 2002-05-04
COST PLUS INC/CA/
filed 2002-06-17
CIK 798955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-14970

COST PLUS, INC.
(Exact name of registrant as specified in its charter)

California	94-1067973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Fourth Street, Oakland, California	94607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (510) 893-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Common Stock, with $0.01 par value, outstanding on May 28, 2002 was 21,661,698.

COST PLUS, INC.
FORM 10-Q
For the Quarter Ended May 4, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts, unaudited)

	May 4, 2002	February 2, 2002	May 5, 2001
ASSETS
Current assets:
Cash and cash equivalents	$24,060	$45,420	$26,688
Merchandise inventories	139,216	131,344	108,678
Other current assets	16,236	16,789	12,396

Total current assets	179,512	193,553	147,762

Property and equipment, net	118,285	110,922	82,372
Goodwill	4,178	4,178	4,300
Other assets	9,762	9,287	10,038

Total assets	$311,737	$317,940	$244,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,104	$43,990	$31,204
Income taxes payable	155	10,082	484
Accrued compensation	5,579	8,305	5,539
Other current liabilities	14,695	13,795	11,986

Total current liabilities	62,533	76,172	49,213

Capital lease obligations	37,390	33,216	13,370
Other long-term obligations	10,053	9,843	8,378
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 21,607,499, 21,549,643 and 21,204,628	216	215	212
Additional paid-in capital	133,104	131,730	125,504
Retained earnings	68,441	66,764	47,795

Total shareholders’ equity	201,761	198,709	173,511

Total liabilities and shareholders’ equity	$311,737	$317,940	$244,472

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts, unaudited)

	Three Months Ended
	May 4, 2002	May 5, 2001
Net sales	$134,349	$112,915
Cost of sales and occupancy	88,649	75,654

Gross profit	45,700	37,261
Selling, general and administrative expenses	40,734	34,174
Store preopening expenses	1,533	1,066

Income from operations	3,433	2,021
Interest income	165	428
Interest expense	(848)	(427)

Income before income taxes	2,750	2,022
Income taxes	1,073	789

Net income	$1,677	$1,233

Net income per share
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Weighted average shares outstanding
Basic	21,583	21,097
Diluted	22,052	21,595

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	May 4, 2002	May 5, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,677	$1,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,971	4,035
Change in assets and liabilities:
Merchandise inventories	(7,872)	1,151
Other assets	3	(465)
Accounts payable	(1,886)	(388)
Income taxes payable	(9,443)	(9,449)
Other liabilities	(1,498)	(2,833)

Net cash used in operating activities	(14,048)	(6,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,906)	(7,541)

Net cash used in investing activities	(7,906)	(7,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(297)	(113)
Proceeds from the issuance of common stock	891	2,243

Net cash provided by financing activities	594	2,130

Net decrease in cash and cash equivalents	(21,360)	(12,127)
Cash and cash equivalents:
Beginning of period	45,420	38,815

End of period	$24,060	$26,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$528	$73

Cash paid for taxes	$10,515	$7,746

NON-CASH FINANCING:
Capital lease obligations related to distribution center	$4,354	$—

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 4, 2002 and May 5, 2001
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at May 4, 2002 and May 5, 2001; the interim results of operations for the three months ended May 4, 2002 and May 5, 2001 and changes in cash flows for the three months then ended. The balance sheet at February 2, 2002, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 2, 2002.

The results of operations for the three-month period ended May 4, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

2.    RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted per share computations.

	Three Months Ended
	May 4, 2002	May 5, 2001
Basic shares	21,583	21,097
Effect of dilutive stock options (treasury stock method)	469	498

Diluted shares	22,052	21,595

For the three months ended May 4, 2002 and May 5, 2001, options to purchase 221,849 and 333,824 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

3.    IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company has adopted the standard for the fiscal year beginning February 3, 2002. As required by SFAS No. 142, the Company has evaluated such goodwill for impairment and such evaluation did not result in an impairment charge.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financial information is presented as if the statement was adopted at the beginning of the fiscal year 2001:

	Three Months Ended
	May 4, 2002	May 5, 2001
	(in thousands, except per share amounts)
Reported net income	$1,677	$1,233
Add back goodwill amortization, net of tax	—	25
Add back other indefinite life intangibles, net of tax	—	23

Adjusted net income	$1,677	$1,281

Basic and diluted earnings per share (EPS):
Reported EPS	$0.08	$0.06
Add back goodwill amortization, net of tax	—	—
Add back other indefinite life intangibles, net of tax	—	—

Adjusted net income	$0.08	$0.06

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which addresses accounting for and reporting of the impairment or disposal of long-lived assets that is effective for fiscal year 2002. The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

4.    REVOLVING LINE OF CREDIT

Effective May 29, 2002, the Company entered into a new, unsecured revolving line of credit agreement with a syndication of banks, which expires June 1, 2005. This agreement replaces the prior revolving line of credit agreement which expired. The new agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December to coincide with Holiday borrowing needs. Interest is paid monthly based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% from May 29, 2002 to June 1, 2003, increasing to 1.125% from June 2, 2003 to June 1, 2004 and 1.25% from June 2, 2004 to June 1, 2005. The Company is subject to certain financial covenants customary to such agreements.

At May 4, 2002, the Company had no outstanding borrowings under its prior line of credit agreement and $6.0 million outstanding under its letters of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

AN ASTERISK “*” DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS AND SHAREHOLDERS OF COST PLUS, INC. (THE “COMPANY” OR “COST PLUS”) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, “FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 8 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months ended May 4, 2002 (first quarter fiscal 2002) as compared to the three months ended May 5, 2001(first quarter fiscal 2001).

Net Sales.    Net sales increased $21.4 million, or 19.0%, to $134.3 million in the first quarter of fiscal 2002 from $112.9 million in the first quarter of fiscal 2001. This increase in net sales was attributable to new stores and a 3.8% increase in comparable store sales. At May 4, 2002, the Company operated 156 stores as compared to 132 stores as of May 5, 2001.

Gross Profit.    As a percentage of net sales, first quarter gross profit was 34.0% in fiscal 2002 compared with 33.0% in fiscal 2001. The increase in gross profit percent resulted from increased sales of higher margin home furnishings categories, a relatively lower level of product markdowns and less promotional activity.

Selling, General and Administrative (“SG&A”) Expenses.    As a percentage of net sales, SG&A expenses in the first quarter of fiscal 2002 were 30.3%, the same percentage as first quarter of the prior fiscal year, with a slight increase in advertising expense offset by lower payroll and utilities.

Store Preopening Expenses.    Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.5 million in the first quarter of fiscal 2002 and $1.1 million in the first quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened seven stores in the first quarter of fiscal 2002 compared to five stores in the prior fiscal year’s first quarter.

Net Interest Expense/Income.    Net interest expense for the first quarter, which includes interest on capital leases and interest expense net of interest income, was $683,000 for fiscal 2002 compared to $1,000 of net interest income for fiscal 2001. The change resulted primarily from increased interest expense from capital leases for the new distribution center facility and equipment and lower earnings on investments due to a decline in investment interest rates.

Income Taxes.    The Company’s effective tax rate was 39.0% in the first quarter of both fiscal 2002 and fiscal 2001.

Factors That May Affect Future Results

The Company’s business is highly seasonal, reflecting the pattern generally associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. The fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company’s quarterly results of operations may also fluctuate based upon such factors as the number and timing of store openings and related store preopening expenses, the amount of sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors, changes in fuel and other shipping costs, increases in utility costs in California and other states where the Company has operations, delays in the flow of merchandise including possible labor disruptions at U.S. West Coast ports of entry, labor market fluctuations, changes in accounting rules and regulations, unseasonable weather and general economic conditions.

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under the Company’s revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit and lease financing will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. *

Net cash used in operating activities in the first quarter ended May 4, 2002, was $14.0 million, compared to $6.7 million last fiscal year’s first quarter. Cash was used for increased merchandise inventories to support an 18% increase in stores, an additional distribution facility and, to a lesser extent, accelerating receipt of inventory in anticipation of a possible longshoreman’s labor disruption which could impact the flow of goods at certain West Coast ports of entry.

Net cash used in investing activities totaled $7.9 million in the first quarter of 2002 compared to $7.5 million in the prior year’s first quarter. This increase was primarily due to increased capital expenditures for new stores and the Virginia distribution center. The Company estimates that fiscal 2002 capital expenditures will approximate $26.5 million.*

Net cash provided by financing activities was $594,000 in the first quarter of fiscal 2002 and $2.1 million in the first quarter of fiscal 2001 and was primarily related to proceeds from the issuance of common stock in connection with the Company’s stock option and stock purchase plans.

Effective May 29, 2002, the Company entered into a new, unsecured revolving line of credit agreement with a syndication of banks, which expires June 1, 2005. This agreement replaces the prior revolving line of credit agreement which expired. The new agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December to coincide with Holiday borrowing needs. Interest is paid monthly based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% from May 29, 2002 to June 1, 2003, increasing to 1.125% from June 2, 2003 to June 1, 2004 and 1.25% from June 2, 2004 to June 1, 2005. The Company is subject to certain financial covenants customary to such agreements.

At May 4, 2002, the Company had no outstanding borrowings under its prior line of credit agreement and $6.0 million outstanding under its letters of credit.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There are no material changes to our market risk as disclosed in the Company’s report on Form 10-K filed for the fiscal year ended February 2, 2002.

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Business Loan Agreement, dated May 29, 2002, between the Company and Bank of America, N.A., as Administrative Agent and L/C Issuer.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

By:	/s/ JOHN J. LUTTRELL
John J. Luttrell Senior Vice President Chief Financial Officer Duly Authorized Officer

/s/ CLAY E. SELLAND
Clay E. Selland Vice President Controller

Date:    June 17, 2002

INDEX TO EXHIBITS

10.1	Business Loan Agreement, dated May 29, 2002, between the Company and Bank of America, N.A., as Administrative Agent and L/C Issuer.