Form 10-Q
period 2002-08-03
COST PLUS INC/CA/
filed 2002-08-27
CIK 798955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding on August 21, 2002 was 21,729,428.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended August 3, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts, unaudited)

	August 3, 2002	February 2, 2002	August 4, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,010	$45,420	$14,669
Merchandise inventories	157,209	131,344	120,383
Other current assets	16,563	16,789	12,997

Total current assets	181,782	193,553	148,049
Property and equipment, net	116,692	110,922	84,199
Goodwill	4,178	4,178	4,259
Other assets, net	8,996	9,287	10,018

Total assets	$311,648	$317,940	$246,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,112	$43,990	$27,598
Income taxes payable	225	10,082	—
Accrued compensation	7,173	8,305	5,670
Other current liabilities	15,107	13,795	11,817

Total current liabilities	57,617	76,172	45,085
Capital lease obligations	37,163	33,216	13,263
Other long-term obligations	10,599	9,843	9,057
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 21,727,997, 21,549,643 and 21,433,448 shares	217	215	214
Additional paid-in capital	135,456	131,730	129,602
Retained earnings	70,596	66,764	49,304

Total shareholders’ equity	206,269	198,709	179,120

Total liabilities and shareholders’ equity	$311,648	$317,940	$246,525

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$138,339	$112,101	$272,688	$225,016
Cost of sales and occupancy	91,244	74,759	179,893	150,413

Gross profit	47,095	37,342	92,795	74,603
Selling, general and administrative expenses	41,492	33,736	82,226	67,910
Store preopening expenses	1,336	945	2,869	2,011

Income from operations	4,267	2,661	7,700	4,682
Interest income	(59)	(245)	(224)	(673)
Interest expense	896	433	1,744	860

Income before income taxes	3,430	2,473	6,180	4,495
Income taxes	1,275	964	2,348	1,753

Net income	$2,155	$1,509	$3,832	$2,742

Net income per share
Basic	$0.10	$0.07	$0.18	$0.13
Diluted	$0.10	$0.07	$0.17	$0.13

Weighted average shares outstanding
Basic	21,699	21,381	21,641	21,239
Diluted	22,231	21,907	22,142	21,751

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	August 3, 2002	August 4, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,832	$2,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,183	7,667
Change in assets and liabilities:
Merchandise inventories	(25,865)	(10,554)
Other assets	276	599
Accounts payable	(8,878)	(3,994)
Income taxes payable	(8,833)	(9,933)
Other liabilities	1,034	(2,213)

Net cash used in operating activities	(28,251)	(15,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,358)	(12,911)

Net cash used in investing activities	(11,358)	(12,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(505)	(199)
Proceeds from the issuance of common stock	2,704	4,650

Net cash provided by financing activities	2,199	4,451

Net decrease in cash and cash equivalents	(37,410)	(24,146)
Cash and cash equivalents:
Beginning of period	45,420	38,815

End of period	$8,010	$14,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,352	$118

Cash paid for taxes	$11,181	$9,487

NON-CASH FINANCING:
Capital lease obligations related to distribution center	$4,354	$—

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended August 3, 2002 and August 4, 2001
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at August 3, 2002 and August 4, 2001; the interim results of operations for the three and six months ended August 3, 2002 and August 4, 2001 and changes in cash flows for the six months then ended. The balance sheet at February 2, 2002, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. Such financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 2, 2002.

The results of operations for the three and six month periods ended August 3, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

2.    STOCK OPTION PLANS

In June 2002, pursuant to a vote of its shareholders, the Company amended its 1995 Stock Option Plan to increase the number of shares available for grant by 900,000 to a total of 5,968,006 shares, less the aggregate number of shares issued or subject to options outstanding under the 1994 Stock Option Plan of 821,120 shares, leaving 5,146,886 shares currently available under the 1995 Stock Option Plan. Additionally, pursuant to a vote of its shareholders, the Company amended its 1996 Director Option Plan to increase the shares reserved for issuance by 150,000 to a total of 403,675 shares.

3.    IMPACT OF NEW ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company has adopted the standard for the fiscal year beginning February 3, 2002. As required by SFAS No. 142, the Company has evaluated such goodwill for impairment and such evaluation did not result in an impairment charge. If the statement had been adopted at the beginning of fiscal year 2001, after adding back $41,000 (net of tax) of goodwill and intangibles amortization, the Company would have reported net income of $1,550,000 for the three-months ended August 4, 2001. For the six months ended August 4, 2001 reported net income would have been $2,831,000 after adding back $89,000 (net of tax) of goodwill and intangibles amortization. There would be no impact on reported basic or diluted earnings per share for either period.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which addresses accounting for and reporting of the impairment or disposal of long-lived assets that is effective for fiscal year 2002. The initial adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

4.    RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted per share computations.

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
August 3, 2002
Shares	21,699	532	22,231	21,641	501	22,142
Amount	$0.10	$0.00	$0.10	$0.18	$0.01	$0.17
August 4, 2001
Shares	21,381	526	21,907	21,239	512	21,751
Amount	$0.07	$0.00	$0.07	$0.13	$0.00	$0.13

Options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive as their exercise price exceeded the average stock price for the period. For the three months ended August 3, 2002 and August 4, 2001, these options totaled 206,399 and 241,049 and for the six months ended August 3, 2002 and August 4, 2001 they were 206,399 and 281,049.

5.    COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a purported class action lawsuit alleging it improperly classified certain California-based managers as “exempt” from overtime rather than entitled to overtime pay as are non-exempt hourly employees. The action, entitled Barry, et al, v. Cost Plus, Inc., was filed in the Orange County Superior Court in California on September 17, 2001. The complaint seeks an injunction against any unlawful practices, restitution of wages improperly withheld, unpaid overtime and penalties and costs, including attorneys’ fees. The case is in process and a hearing has yet to be held on the plaintiff’s motion for class certification. The Company believes the plaintiffs are not entitled to class certification and intends to vigorously oppose the motion. Furthermore, the Company believes it has strong defenses against the charges contained in the lawsuit, which it will also vigorously pursue. The Company is currently in settlement discussions which, if successfully concluded, may result in a material non-recurring charge to quarterly or annual earnings in the period in which settlement occurs.

The Company is also involved in litigation, claims and assessments incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to any such proceedings. The Company accrues its best estimate of the probable cost for the resolution of all litigation, claims and assessments. When appropriate, such estimates are developed in consultation with outside counsel and advisors handling these matters and are based on a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability in these matters may change.

6.    REVOLVING LINE OF CREDIT

Effective May 29, 2002, the Company entered into a new, unsecured revolving line of credit agreement with a syndication of banks, which expires June 1, 2005. This agreement replaces the prior revolving line of credit agreement which expired. The new agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% from May 29, 2002 to June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day ‘clean-up period’ each year where outstanding credit advances, as defined in the agreement can (a) not exceed $20 million for not less than 30 consecutive days during the period from January 1, 2003 through March 31, 2003, and (b) must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004, and from January 1, 2005 through March 31, 2005. The Company is subject to certain financial covenants customary to such agreements.

At August 3, 2002, the Company had no outstanding borrowings under its line of credit agreement and $9.2 million outstanding under its letters of credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AN ASTERISK “*” DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS AND SHAREHOLDERS OF COST PLUS, INC. (THE “COMPANY” OR “COST PLUS”) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, “FACTORS THAT MAY AFFECT FUTURE RESULTS” ON PAGE 9 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended August 3, 2002 as compared to the three months and six months ended August 4, 2001.

Net Sales.    Net sales increased $26.2 million, or 23.4%, to $138.3 million in the second quarter of fiscal 2002 from $112.1 million in the second quarter of fiscal 2001. Year-to-date, net sales were $272.7 million compared to $225.0 million for the same period of fiscal 2001, an increase of $47.7 million, or 21.2%. The increase in net sales, for the three and six months of fiscal 2002, was primarily attributable to new store sales and increased comparable store sales. At August 3, 2002, the Company operated 163 stores compared to 137 stores at August 4, 2001. Comparable store sales increased 6.1% in the second quarter compared to a decrease of 0.5% last year and year-to-date comparable sales increased 5.0% on top of a 2.0% increase in the prior year. The increase in comparable store sales for the quarter was primarily due to a 4.5% increase in customer count and a 1.5% increase in average transaction size.

Gross Profit.    As a percentage of net sales, gross profit was 34.0% for both the second quarter and year-to-date periods compared to 33.3% in the second quarter of fiscal 2001 and 33.2% last fiscal year-to-date. The increase in the gross profit percentage in the second quarter and year-to-date primarily resulted from an increase in the percentage of higher margin home furnishings sales and increased initial mark ups.

Selling, General and Administrative (“SG&A”) Expenses.    As a percentage of net sales, SG&A expenses decreased to 30.0% in the second quarter of fiscal 2002 from 30.1% in the second quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 30.1% in the current fiscal year from 30.2% last fiscal year. The decrease in the SG&A rates resulted primarily from leveraging store payroll, advertising and other store and corporate overhead expenses against higher net sales, offset somewhat by higher professional fees and salary-related costs.

Store Preopening Expenses.    Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.3 million in the second quarter of fiscal 2002 and $945,000 in the second quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened seven stores in the second quarter of fiscal 2002 compared to five in the prior fiscal year. Year-to-date, store preopening expenses were $2.9 million in fiscal 2002 and $2.0 million in fiscal 2001, as a result of opening fourteen stores in fiscal 2002 vs. ten stores in fiscal 2001.

Interest Income and Expense.    The increase in interest expense was due to interest expense on capital lease obligations for the new distribution center facility and equipment. The decline in interest income was due to lower interest rates earned on short-term investments.

Income Taxes.    The Company’s effective tax rate was 38.0% in fiscal 2002 and 39.0% in fiscal 2001. The change in the effective rate was primarily due to additional state incentive tax credits earned in California.

Factors That May Affect Future Results

The Company’s quarterly and annual results of operations may be materially impacted by certain risk factors which include, but are not limited to: a material unfavorable outcome with respect to litigation described in Note 5 of the Notes to the Condensed Consolidated Financial Statements “Contingencies and Commitments” and in Item 1—Legal Proceedings, or other litigation, claims and assessments against the Company, changes in economic conditions that effect consumer spending, timely introduction and customer acceptance of the Company’s merchandise offerings, changes in the competitive environment, foreign and domestic labor market fluctuations, interruptions in the flow of merchandise including those associated with possible labor disruptions at U.S. West Coast ports of entry, increases in fuel and other transportation costs, unseasonable weather, store construction delays, further terrorist attacks and our nation’s response thereto, and changes in accounting rules and regulations.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. The fourth quarter of each fiscal year has historically contributed and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

Liquidity and Capital Resources

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under the Company’s revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.*

Net cash used in operating activities in the first half of fiscal 2002 totaled $28.3 million, an increase of $12.6 million from the first half of the prior fiscal year. The increase in cash used for operating activities was primarily for inventory to support a 19% increase in stores, an additional distribution center and the accelerated receipt of goods in anticipation of a possible interruption in the flow of goods at certain U.S. West Coast ports of entry.

Net cash used in investing activities was $11.3 million for the first half of fiscal 2002 compared to $12.9 million in the prior fiscal year. This decrease is primarily due to higher capital expenditures in the prior year for improvements made to the Company’s distribution infrastructure. The Company estimates that fiscal 2002 capital expenditures will approximate $26.5 million.*

Net cash provided by financing activities was $2.2 million in the first half of fiscal 2002 and $4.5 million in the first half of fiscal 2001 and was primarily related to proceeds from the issuance of common stock in connection with the Company’s stock option and stock purchase plans.

Effective May 29, 2002, the Company entered into a new, unsecured revolving line of credit agreement with a syndication of banks, which expires June 1, 2005. This agreement replaces the prior revolving line of credit agreement which expired. The new agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% from May 29, 2002 to June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day ‘clean-up period’ each year where outstanding credit advances, as defined in the agreement can (a) not exceed $20 million for not less than 30 consecutive days during the period from January 1, 2003 through March 31, 2003, and (b) must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004, and from January 1, 2005 through March 31, 2005. The Company is subject to certain financial covenants customary to such agreements.

At August 3, 2002, the Company had no outstanding borrowings under its line of credit agreement and $9.2 million outstanding under its letters of credit.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There are no material changes to our market risk as disclosed in the Company’s report on Form 10-K filed for the fiscal year ended February 2, 2002.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a defendant in a purported class action lawsuit alleging it improperly classified certain California-based managers as “exempt” from overtime rather than entitled to overtime pay as are non-exempt hourly employees. The action, entitled Barry, et al, v. Cost Plus, Inc., was filed in the Orange County Superior Court in California on September 17, 2001. The complaint seeks an injunction against any unlawful practices, restitution of wages improperly withheld, unpaid overtime and penalties and costs, including attorneys’ fees. The case is in process and a hearing has yet to be held on the plaintiff’s motion for class certification. The Company believes the plaintiffs are not entitled to class certification and intends to vigorously oppose the motion. Furthermore, the Company believes it has strong defenses against the charges contained in the lawsuit, which it will also vigorously pursue. The Company is currently in settlement discussions which, if successfully concluded, may result in a material non-recurring charge to quarterly or annual earnings in the period in which settlement occurs.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s 2002 Annual Meeting of Shareholders held on June 27, 2002, the shareholders voted on the following proposals, each of which was approved:

Proposal 1.     To elect seven directors for the ensuing year and until their successors are elected.

Proposal 2.    To approve an amendment to the Company’s 1995 Stock Option Plan to increase the shares reserved for issuance thereunder by 900,000 shares.

Proposal 3.    To approve an amendment to the Company’s 1996 Director Option Plan to increase the shares reserved for issuance thereunder by 150,000 shares.

Proposal 4.    To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending February 1, 2003.

2002 ANNUAL MEETING ELECTION RESULTS

Proposal 1—Election of Directors

Name	For	Withheld
Murray H. Dashe	19,279,337	297,896
Joseph H. Coulombe	19,278,618	298,615
Barry J. Feld	19,264,466	312,767
Danny W. Gurr	19,263,866	313,367
Kim D. Robbins	19,265,979	313,254
Fredric M. Roberts	19,263,977	313,256
Thomas D. Willardson	19,263,752	313,481

Proposals 2, 3 and 4

Proposal	For	Against	Abstain	Broker Non-Votes
2. Amendment to the 1995 Stock Option Plan	16,069,472	3,395,845	111,916	0

3. Amendment to the 1996 Director Option Plan	17,820,337	1,694,541	62,355	0

4. Appointment of Deloitte & Touche LLP	18,702,644	801,228	73,361	0

Item 5.    Other Information

On April 2, 2002, the Company granted an interest-bearing housing relocation assistance loan in the amount of $992,244.11 to Murray Dashe, Chairman, President and Chief Executive Officer. On June 19, 2002, in connection with the closing of escrow on the sale of his prior residence, Mr. Dashe repaid the then-outstanding balance of the loan together with accrued interest.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	1995 Stock Option Plan, as amended.

10.2	1996 Director Option Plan, as amended.

10.3	Employment agreement, dated July 3, 2002, between the Company and Murray H. Dashe.

10.4	Amended and Restated Form of Indemnification Agreement between the Company and its directors and officers.

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

Date:    August 27, 2002