Form 10-Q
period 2002-11-02
COST PLUS INC/CA/
filed 2002-12-17
CIK 798955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2002

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

(510) 893-7300 Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒    No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding on December 2, 2002 was 21,770,003.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended November 2, 2002

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts, unaudited)

	November 2, 2002	February 2, 2002	November 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,712	$45,420	$3,087
Merchandise inventories	204,478	131,344	169,388
Other current assets	19,663	16,789	16,670

Total current assets	228,853	193,553	189,145
Property and equipment, net	119,676	110,922	87,477
Goodwill	4,178	4,178	4,219
Other assets, net	8,724	9,287	9,244

Total assets	$361,431	$317,940	$290,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,279	$43,990	$48,994
Income taxes payable	—	10,082	—
Accrued compensation	6,589	8,305	4,755
Revolving line of credit	37,400	—	23,300
Other current liabilities	19,101	13,795	13,594

Total current liabilities	106,369	76,172	90,643
Capital lease obligations	38,402	33,216	13,153
Other long-term obligations	10,946	9,843	9,190
Shareholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares
authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value: 67,500,000 shares
authorized; issued and outstanding 21,739,933,
21,549,643 and 21,454,384 shares	217	215	215
Additional paid-in capital	135,613	131,730	129,902
Retained earnings	69,884	66,764	46,982

Total shareholders’ equity	205,714	198,709	177,099

Total liabilities and shareholders’ equity	$361,431	$317,940	$290,085

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$149,886	$113,544	$422,574	$338,560
Cost of sales and occupancy	99,676	77,250	279,569	227,663

Gross profit	50,210	36,294	143,005	110,897

Selling, general and administrative expenses	49,125	38,163	131,351	106,073
Store preopening expenses	1,213	1,524	4,082	3,535

Income (loss) from operations	(128)	(3,393)	7,572	1,289
Interest income	(7)	(80)	(231)	(753)
Interest expense	1,027	492	2,771	1,352

Income (loss) before income taxes	(1,148)	(3,805)	5,032	690
Income tax provision (benefit)	(436)	(1,484)	1,912	269

Net income (loss)	$(712)	$(2,321)	$3,120	$421

Net income (loss) per share
Basic	$(0.03)	$(0.11)	$0.14	$0.02
Diluted	$(0.03)	$(0.11)	$0.14	$0.02
Weighted average shares outstanding
Basic	21,733	21,442	21,672	21,307
Diluted	21,733	21,442	22,126	21,726

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	November 2, 2002	November 3, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,120	$421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,292	11,810
Changes in assets and liabilities:
Merchandise inventories	(73,134)	(59,559)
Other assets	(2,648)	(2,313)
Accounts payable	(711)	17,402
Income taxes payable	(9,026)	(9,933)
Other liabilities	3,943	(1,239)

Net cash used in operating activities	(63,164)	(43,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,024)	(20,212)

Net cash used in investing activities	(17,024)	(20,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	37,400	23,300
Principal payments on capital lease obligations	(750)	(288)
Proceeds from issuance of common stock	2,830	4,883

Net cash provided by financing activities	39,480	27,895

Net decrease in cash and cash equivalents	(40,708)	(35,728)
Cash and cash equivalents:
Beginning of period	45,420	38,815

End of period	$4,712	$3,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,286	$480

Cash paid for taxes	$11,161	$9,526

NON-CASH FINANCING:
Capital lease obligations related to distribution center	$6,686	$—

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended November 2, 2002 and November 3, 2001
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position at November 2, 2002 and November 3, 2001; the interim results of operations for the three and nine months ended November 2, 2002 and November 3, 2001 and the changes in cash flows for the nine months then ended. The balance sheet at February 2, 2002, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended November 2, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

2.    IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company has adopted the standard for the fiscal year beginning February 3, 2002. As required by SFAS No. 142, the Company has evaluated such goodwill for impairment and such evaluation did not result in an impairment charge. If the statement had been adopted at the beginning of fiscal year 2001, after adding back $45,000 (net of tax) of goodwill and intangibles amortization, the Company would have reported net loss of $2,276,000 for the three-months ended November 3, 2001. For the nine-months ended November 3, 2001 reported net income would have been $555,000 after adding back $134,000 (net of tax) of goodwill and intangibles amortization. There would be no impact on reported basic or diluted earnings per share for either period.

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

	Three-Months Ended			Nine-Months Ended
	Basic EPS (Loss)	Effect of Dilutive Stock Options	Diluted EPS (Loss)	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
November 2, 2002
Shares	21,733	0	21,733	21,672	454	22,126
Amount	($0.03)	$0.00	($0.03)	$0.14	$0.00	$0.14
November 3, 2001
Shares	21,442	0	21,442	21,307	419	21,726
Amount	($0.11)	$0.00	($0.11)	$0.02	$0.00	$0.02

Options to purchase 206,399 and 303,374 shares of common stock were outstanding for the nine-months ended November 2, 2002 and November 3, 2001, but were not included in the computation of diluted earnings per share because their exercise price was in excess of the current market price and their effect would be antidilutive. In addition, options to purchase 2,166,973 and 1,843,688 shares of common stock were outstanding for the three-months ended November 2, 2002 and November 3, 2001, respectively, but were not included in the computation of diluted earnings per share for the quarter because the effect would be antidilutive due a net loss in those quarters.

4.    COMMITMENTS AND CONTINGENCIES

In October 2002, the Company agreed to settle all claims related to a lawsuit entitled Barry, et al, v. Cost Plus, Inc. that was filed on September 17, 2001. The settlement received preliminary court approval on November 14, 2002. Terms of the settlement are anticipated to become final in the first quarter of fiscal 2003. As previously disclosed, the purported class action suit alleges the Company improperly classified certain California-based employees as “exempt” from overtime pay. The Company took a charge included in Selling, General and Administration Expense in the third quarter of approximately $2.1 million in addition to amounts already accrued.

While the Company denies the allegations underlying the suit, it agreed to the settlement to avoid the cost, distraction and uncertainty associated with protracted litigation during the all-important fall and Holiday selling seasons.

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

5.    REVOLVING LINE OF CREDIT

Effective May 29, 2002, the Company entered into a new, unsecured revolving line of credit agreement with a syndication of banks, which expires June 1, 2005. The new agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% from May 29, 2002 to June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day ‘clean-up period’ each year where outstanding credit advances, as defined in the agreement can (a) not exceed $20 million for not less than 30 consecutive days during the period from January 1, 2003 through March 31, 2003 and (b) must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with, certain financial covenants customary to such agreements.

At November 2, 2002, the Company had outstanding borrowings of $37.4 million under its line of credit agreement and $9.5 million outstanding under its letters of credit.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK “*” DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS AND SHAREHOLDERS OF COST PLUS, INC. (THE “COMPANY” OR “COST PLUS”) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, “FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 9 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three-months (third quarter) and nine-months (year-to-date) ended November 2, 2002, as compared to the three-months and nine-months ended November 3, 2001.

Net Sales.    Net sales increased $36.3 million, or 32.0%, to $149.9 million in the third quarter of fiscal 2002 from $113.5 million in the third quarter of fiscal 2001. Year-to-date, net sales were $422.6 million, an increase of 24.8%. The increases in net sales for the third quarter and year-to-date were attributable to new store sales and increased comparable store sales. Comparable store sales increased 14.1% in the third quarter compared to a 7.4% decrease last year. Year-to-date comparable store sales increased 8.0% versus a decrease of 1.4% in the prior year. The third quarter increase in comparable store sales was principally due to both an increase in customer count and an increase in average transaction size. As of the end of the third quarter, the Company operated 169 stores in 23 states compared to 145 stores in 19 states at the end of the third quarter last year.

Gross Profit.    As a percentage of net sales, third quarter gross profit was 33.5% in fiscal 2002 and 32.0% in the same quarter of fiscal 2001. Year-to-date gross profit as a percentage of net sales was 33.8% this fiscal year compared to 32.8% last fiscal year. The increase in the gross profit percentage in the third quarter and year-to-date resulted from an increase in sales in higher margin home furnishings, the leveraging effect of occupancy costs from increased sales and less price promotional activity from prior year.

Selling, General and Administrative (“SG&A”) Expenses.    As a percentage of net sales, SG&A expenses decreased to 32.8% in the third quarter of fiscal 2002 from 33.6% in the third quarter of the prior fiscal year. Year-to-date, SG&A expenses decreased to 31.0% in the current fiscal year from 31.4% last fiscal year. The decrease in the SG&A rates for the third quarter and year-to-date was due to a lower store payroll rate and the leverage of overhead related expenses against higher sales partially offset by the costs associated with the settlement of a California wage and hour lawsuit as discussed in Item 1 Legal Proceedings and Footnote 4 Commitments and Contingencies.

Store Preopening Expenses.    Store preopening expenses include grand opening advertising and preopening merchandise set up expenses. Expenses vary depending on the particular store site and whether it is located in a new or existing market. For the third quarter of fiscal 2002, store preopening expenses were $1.2 million compared to $1.5 million in the third quarter of the prior fiscal year with six stores opened in the third quarter of fiscal 2002 compared to eight stores in the prior year’s third quarter. Year-to-date, store preopening expenses were $4.1 million in fiscal 2002 compared to $3.5 million in fiscal 2001, with 20 stores opened year-to-date versus 18 stores in the prior year. Preopening expenses year-to-date on a per store basis were $204,000 for fiscal 2002 and $196,000 for fiscal 2001.

Interest Income and Expense.    The increase in interest expense was due to interest expense on capital lease obligations for the new distribution center facility and equipment. The decline in interest income was from lower interest rates earned on short-term investments.

Income Taxes.    The Company’s effective tax rate was 38.0% and 39.0% in fiscal 2002 and fiscal 2001, respectively. The change in the effective rate was primarily due to additional state incentive tax credits in the current year.

Factors That May Affect Future Results

The Company’s quarterly and annual results of operations may be materially impacted by certain risk factors which include, but are not limited to: litigation, claims and assessments against the Company, changes in economic conditions that effect consumer spending, timely introduction and customer acceptance of the Company’s merchandise offerings, changes in the competitive environment, foreign and domestic labor market fluctuations, interruptions in the flow of merchandise including those associated with labor disruptions at U.S. West Coast ports of entry, increases in fuel and other transportation costs, further terrorist attacks and our nation’s response thereto, the impacts of severe weather and changes in accounting rules and regulations.

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

Liquidity and Capital Resources

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under the Company’s revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.*

Net cash used in operating activities for the nine-months ending November 2, 2002 totaled $63.2 million versus $43.4 million, an increase from the comparable period of the prior fiscal year. The increase in cash used in operating activities was primarily due to the build up inventory to support the increase in stores, an additional distribution center and the accelerated receipt of goods in anticipation of a possible labor disruption at U.S. West Coast ports of entry. Inventory per store was $1.2 million for the end of the third quarter of fiscal 2002 and 2001.

Net cash used in investing activities, totaled $17.0 million year-to-date compared to $20.2 million in the comparable period of the prior year. This decrease is primarily due to the timing of capital expenditures for new store openings in fourth quarter and higher capital expenditures in the prior year for improvements made to the Company’s distribution infrastructure. The Company estimates that capital expenditures will approximate $26.5 million in fiscal 2002.*

Net cash provided by financing activities was $39.5 million year-to-date and $27.9 million year-to-date last year, both of which were primarily due to net borrowings under the Company’s revolving line of credit. Proceeds from the issuance of common stock in connection with the Company’s stock option and stock purchase plans were $2.8 million and $4.9 million for the current year-to-date and prior year-to-date periods.

Effective May 29, 2002, the Company entered into a new, unsecured revolving line of credit agreement with a syndication of banks, which expires June 1, 2005. The new agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% from May 29, 2002 to June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day ‘clean-up period’ each year where outstanding credit advances, as defined in the agreement can (a) not exceed $20 million for not less than 30 consecutive days during the period from January 1, 2003 through March 31, 2003 and (b) must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with, certain financial covenants customary to such agreements.

At November 2, 2002, the Company had outstanding borrowings of $37.4 million under its line of credit agreement and $9.5 million outstanding under its letters of credit.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company’s report on Form 10-K filed for the fiscal year ended February 2, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  (a) Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected.

Changes in Internal Controls.  (b) Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In October 2002, the Company agreed to settle all claims related to a lawsuit entitled Barry, et al, v. Cost Plus, Inc. that was filed on September 17, 2001. The settlement received preliminary court approval on November 14, 2002. Terms of the settlement are anticipated to become final in the first quarter of fiscal 2003. As previously disclosed, the purported class action suit alleges the Company improperly classified certain California-based employees as “exempt” from overtime pay.

While the Company denies the allegations underlying the suit, it agreed to the settlement to avoid the cost, distraction and uncertainty associated with protracted litigation during the all-important fall and Holiday selling seasons.

ITEM 5.    OTHER INFORMATION

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, requires the Company to disclose the non-audit services approved by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. Non-audit services performed by the Company’s external auditor, Deloitte & Touche, consist of tax services for the fiscal year ended, February 2, 2002 and were approved by the Audit Committee in June 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

On August 27, 2002, the Company filed a current report on Form 8-K dated August 27, 2002, reporting the filing of the Certification of Murray H. Dashe, Chief Executive Officer and John J. Luttrell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

On October 3, 2002, the Company filed a current report on Form 8-K dated October 2, 2002, reporting the pending settlement of its California employee overtime litigation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

By:	/s/ JOHN J. LUTTRELL
John J. Luttrell Senior Vice President Chief Financial Officer Duly Authorized Officer

Date: December 17, 2002

CERTIFICATION

I, Murray H. Dashe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cost Plus, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MURRAY H. DASHE
Murray H. Dashe Chairman, Chief Executive Officer

Date: December 17, 2002

CERTIFICATION

I, John J. Luttrell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cost Plus, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOHN J. LUTTRELL
John J. Luttrell Senior Vice President, Chief Financial Officer

Date: December 17, 2002