Form 10-K
period 2003-02-01
COST PLUS INC/CA/
filed 2003-05-01
CIK 798955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-14970

COST PLUS, INC.

(Exact name of registrant as specified in its charter)

California	94-1067973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 4th Street Oakland, California	94607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(510) 893-7300

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on August 3, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $436.7 million as reported for such date on the Nasdaq National Market. As of April 3, 2003, 21,363,130 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended February 1, 2003 (“Annual Report”) are incorporated by reference into Part II and Part IV. Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2003 (“Proxy Statement”) are incorporated by reference into Part III.

An asterisk “*” denotes a forward-looking statement reflecting current expectations that involve risks and uncertainties within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements. In addition, forward-looking statements can be identified by the use of terminology such as “believe”, “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “project”, “continue”, “plan”, “aim”, “intend”, “likely” or other similar words or phrases. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those elsewhere in the Form 10-K and in documents which are incorporated by reference herein. Cost Plus, Inc. (“the Company”) may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. BUSINESS

The Company

Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products. As of February 1, 2003, the Company operated 175 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus” or “Cost Plus Imports” in 23 states, primarily in the Western United States, but with stores as far east as Georgia, North Carolina and Virginia. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers.

Cost Plus World Market’s expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 2002, the Company opened a total of 26 stores, including 11 in the existing markets of Los Angeles and Sacramento, CA; Seattle, WA; Denver, CO; Atlanta, GA; Detroit, MI; Winston/Salem, NC; Washington DC and Dallas, TX and 15 in the new markets of Birmingham, AL; Minneapolis/St.Paul, MN; Des Moines, IA; Champaign/Springfield and Bloomington, IL; Appleton/Oshkosh, WI; Redding, CA; New Orleans and Baton Rouge, LA; Norfolk/Newport News, VA and Kansas City, MO. In addition, to opening 26 new stores, the Company closed one store in Fresno, CA which was relocated to a larger store in fiscal 2001.

Available Information

The Company’s Internet website address is http://www.costplus.com. Since February 26, 2003, the Company has made available on its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise differentiates the Company from other retailers. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications typically not available at department stores and other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in approximately 60 countries and many of these goods are handcrafted by local artisans. The Company’s product offerings are designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, lamps, window coverings, frames and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products offer the casual gourmet an assortment of products organized around a variety of themes such as baking, food preparation, barbeque and international dining.

Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, cards, wrapping paper and Christmas and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and bottled water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverages, generally have lower margins than the Company’s average. Gourmet foods include packaged products from around the world and seasonal items that relate to “old world” holidays and customs. Packaged snacks, candy and pasta are displayed in open barrels and crates. All food items typically have a shelf life of six months or longer.

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company regularly marks down retail prices and eliminates items that do not meet its turnover expectations.

Format and Presentation. The Company’s stores are designed to evoke the feeling of a “world marketplace” through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct “shops” within the store and in-store activities such as cooking demonstrations and food and coffee tastings. The Company believes that its “world marketplace” effect provides customers with a fun shopping experience and encourages browsing throughout the store.

The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the entrance. The “power” aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company has a seasonal shop located in the heart of the store to feature seasonal products in themes, such as Christmas, Easter and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. An additional 2,000 square feet or slightly more of back office and back stock space is included in the total square footage which averages about 18,500 square feet.

The Cost Plus World Market store format is also designed to reinforce the Company’s value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk presentations of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space, for example, a display of chairs arranged on a wall and rugs hanging vertically from fixtures.

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

Planning and Buying. Cost Plus World Market effectively manages a large number of products by utilizing centralized merchandise planning, tracking and replenishment systems. The Company regularly monitors merchandise activity at the item level through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff which is responsible for establishing the assortment of inventory within its merchandise classifications each season, including integrating trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company’s long-standing relationships with overseas suppliers, its international buying agency network and its knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers’ expectations for quality and value. The Company’s buyers communicate with district and store managers and use the management information systems to tailor the merchandise mix of individual stores and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

Advertising

The Company advertises through weekly promotional advertisements in major daily newspapers and on the radio. The Company’s approach is to regionalize its advertising and use the most efficient media mix within each geographic area. The Company uses full color tabloids and color or black and white newspaper advertisements to highlight product offerings. For new store grand openings, the Company uses a combination of newspaper and radio.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 1,700 suppliers and no supplier represented over 8% of total purchases in the fiscal year ended February 1, 2003. A significant portion of Cost Plus World Market’s products are made abroad in approximately 60 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices.* Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing controlled by the Corporate buying office.

The Company currently services its stores from two distribution centers, located in Stockton, California and Windsor, Virginia. Currently, furniture is only serviced from the distribution center in Stockton; however, in mid 2003, the Company expects that it will begin shipping furniture to its stores from the Windsor distribution center.* Domestically sourced merchandise is usually delivered to the distribution center by common carrier or by Company trucks. Any significant interruption in the operation of these facilities would have a material adverse effect on the Company’s financial position and results of operations.*

Management Information Systems

Each of the Company’s stores is linked to the Cost Plus World Market headquarters in Oakland, California through a point-of-sale system and frame relay data network that interfaces with an IBM AS/400 computer. The Company’s information systems keep records, which are updated daily, of each merchandise item sold in each store, as well as financial, sales and inventory information. The point-of-sale system also has scanning, “price look-up” and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities.

Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s central replenishment system includes SKU and store-specific, “model stock” logic which enables the Company to maintain adequate stock levels on basic goods in each location. The Company believes its centralized purchasing system has helped it to optimize in-store inventory levels and improve in-stock conditions.*

The Company uses several other customized management information and control systems to direct the Company’s operations and finances. These computerized systems are designed to ensure the integrity of the Company’s inventory, allow the merchandising staff to reprice merchandise, process payroll, pay bills, control cash, maintain fixed assets and track promotions, throughout all of the Company’s stores. The Company’s distribution operations use systems to receive, locate, pick and ship inventory to stores. The Company believes that these systems allow for higher operating efficiency and improve profitability.*

Additional systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance.

Competition

The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such specialty retailers as Bed, Bath & Beyond, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. Most specialty retailers tend to have higher prices and a more narrow assortment of products than Cost Plus World Market. Department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

Employees

As of February 1, 2003, the Company had approximately 1,875 full-time and approximately 2,736 part-time employees. Of these, approximately 3,937 were employed in the Company’s stores and approximately 674 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth quarter of each year, to service increased customer traffic during the peak Christmas season. Employees in 12 stores in Northern California are covered by a collective bargaining agreement which expires on May 31, 2003. The Company is currently negotiating with the union to reach an agreement for a successor contract. In the past, negotiations between the Company and the union have always been successful in reaching an amicable agreement. The Company believes that it enjoys good relationships with its employees.*

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Cost Plus”, “Cost Plus World Market”, “Crandall Brooks”, “Electric Reindeer”, “Market Classics”, “Maui Morning”, “Mercado Del Mundo”, “Texas Turtle”, “Where You Can Afford To Be Different” and “World Market” marks with the United States Patent and Trademark Office on the Principal register. The Company has applied to register the following marks with the United States Patent and Trademark Office on the Principal register: “Aaku”, “Asian Passage”, “Atacama”, “Castello Del Lago”, “Credo”, “Crossroads”, “Donaletta” logo, “Electric Reindeer” logo, “Marche Du Monde”, “Praline Perk”, “Seacliff”, “Seacliff” logo, “Soiree” and “Villa Vitale”. The Company has secured California state registrations of its “Crossroads” and “Seacliff” trademarks. In Canada, the Company has applied to register its “Cost Plus”, “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. In Mexico, the Company has registered its “Mercado Del Mundo” and “World Market” marks. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

Risk Factors

Seasonality and Quarterly Fluctuations. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. Due to the importance of the Christmas selling season, the fourth quarter of each fiscal year has historically contributed and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and most of its net income for the entire fiscal year.* Any factors negatively affecting the Company during the Christmas selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters.* The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company’s quarterly results of operations may also fluctuate based upon such factors as delays in the flow of merchandise, the number and timing of new store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings or relocations, competitive factors, changes in fuel and other shipping costs, general economic conditions, labor market fluctuations, changes in accounting rules and regulations and unseasonable weather conditions.*

Effect of Economic Conditions and Geographic Concentration. The success of the Company’s business depends to a significant extent upon the level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of the Company’s stores are located in the western United States, principally in California. Lower levels of consumer spending in this region could have a material adverse effect on the Company’s financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for the Company’s products, limitations on the Company’s ability to increase prices and may require increased levels of selling and promotional expenses, thereby adversely affecting the Company’s financial condition and results of operations.

Threat or Occurrence of International Conflicts or Terrorist Activities. The occurrence or threat of international conflicts or terrorist activities, the responses thereto, and the results of such activities could materially impact the Company, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

Changes in Energy Costs. The Company incurs significant costs for the purchase of fuel in transporting goods to its distribution centers and stores and for the purchase of utility service for its store, distribution center and corporate office locations. The Company is in the process of renegotiating pricing for inbound freight for the period from May 1, 2003 through April 30, 2004. Given the uncertain outcome of these negotiations and that its current vendors have proposed significant rate increases, it is too early to determine the extent of any rate on the Company’s financial condition and results of operations. Significant increases in the cost of fuel and utility services could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with Expansion. The Company’s ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company’s continued growth will also depend on its ability to increase sales in its existing stores. The Company opened a net of 25 stores in fiscal 2002 and presently anticipates opening a net of 29 stores in fiscal 2003.* The Company intends to open stores in both existing and new geographic markets.* The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company’s planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company’s existing operations or that such stores will be profitable.*

The Company’s expansion strategy includes opening stores in new geographic markets. These new markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens stores in new markets that do not perform to the Company’s expectations or if store openings are delayed, the Company’s financial condition and results of operations could be materially adversely affected. In addition, in order to sell wine and beer, the Company is required to obtain alcoholic beverage licenses for each of its new stores and the laws regulating the issuance of alcoholic beverage licenses differ from state to state. Any delays in receiving alcoholic beverage licenses for new stores could have an adverse impact on such stores’ operations.

Risks Associated with Comparable Store Sales. The Company experiences fluctuations in its comparable store sales, which are defined as stores which have completed fourteen full fiscal months of sales. To ensure a meaningful comparison, comparable store sales are always measured on a 52-week basis. The Company’s success depends, in part, upon its ability to improve sales at its stores. Various factors affect comparable store sales, including the general retail sales environment, the Company’s ability to efficiently source and distribute products, changes in the Company’s merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs and weather conditions. These factors may cause the Company’s comparable store sales results to differ materially from prior periods and from expectations. Past comparable store sales are no indication of future results, and there can be no assurance that the Company’s comparable store sales will not decrease in the future. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could reduce the market price of the Company’s common stock.

Risks Associated with Importing. The Company imports a significant portion of its merchandise from approximately 60 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company’s future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

As an importer, the Company’s business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, freight cost increases and changes in political or economic conditions in countries in which the Company purchases products. The Company’s business is also subject to the risks associated with any new or revised United States legislation and regulations related to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company’s products in the future, the Company’s financial condition and results of operations could be materially adversely affected.

Dependence on Two Distribution Facilities. The Company’s distribution functions for all of its stores are currently handled from facilities in Stockton, California and Windsor, Virginia. Any significant interruption in the operation of these facilities would have a material adverse effect on the Company’s financial condition and results of operations. Operational inefficiencies or failure to coordinate the operations of these facilities successfully could have a material adverse effect on the Company’s financial condition and results of operations.*

Risks Associated with Merchandising. The Company’s success depends in part upon the ability of its merchandising staff to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. The Company’s strategy requires it to introduce in a timely manner products from around the world that are affordable, distinctive in quality and design and that are not widely available from other retailers. Many of the Company’s products require long lead times. In addition, a large percentage of the Company’s merchandise changes regularly. The Company’s failure to anticipate, identify or react appropriately to changes in consumer trends could lead to, among other things, either excess inventories and higher markdowns or a shortage of products and could have a material adverse effect on the Company’s financial condition and results of operations.

Competition. The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such specialty retailers as Bed, Bath & Beyond, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel. Many of the Company’s competitors have significantly greater financial, marketing and other resources than the Company and there can be no assurance that the Company will be able to compete successfully in the future.

Dependence on Key Personnel. The success of the Company’s business will continue to depend upon its key personnel. The

Company does not maintain any key man life insurance policies. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company’s financial condition and results of operations.

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, these broad market fluctuations have adversely affected the market price of the Company’s common stock. Factors such as fluctuations in the Company’s operating results, a downturn in the retail industry, changes in stock market analysts’ recommendations regarding the Company, other retail companies or the retail industry in general and general market and economic conditions may also have a significant effect on the market price of the Company’s common stock.

Risks Associated with Foreign Currency. The Company enters into a significant amount of purchase obligations outside of the United States of America. During fiscal 2002, approximately 6% of these purchases were settled in currencies other than the U.S. Dollar. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have an adverse effect on the Company’s financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future.

ITEM 2. PROPERTIES

As of April 10, 2003, the Company operated 181 stores in 23 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The total average square footage of a Cost Plus World Market store is approximately 18,500 since most stores contain a back stock room and modest office space. The table below summarizes the distribution of stores by state:

Alabama	1	Idaho	1	Minnesota	4	Ohio	13
Arizona	9	Illinois	15	Missouri	4	Oregon	5
California	52	Indiana	1	Nebraska	1	Texas	19
(Northern California	23)	Iowa	1	Nevada	3	Virginia	6
(Southern California	29)	Louisiana	3	New Mexico	2	Washington	8
Colorado	7	Michigan	10	North Carolina	8	Wisconsin	2
Georgia	6

The Company leases land and buildings for 174 stores (of which 16 are capital leases), leases land and owns the buildings for six stores and owns the land and building for one store. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease that expires in October 2008. The Company currently leases its distribution facility of approximately 520,000 square feet in Stockton California pursuant to a lease that expires in September 2006 and has two renewal options for five years each. In July 2001, the Company leased a furniture warehouse of approximately 260,000 square feet in Stockton, California pursuant to a lease that expires in September 2006 and has one renewal option for three years . In January 2002, the Company leased a distribution facility (capital lease) of approximately 500,000 square feet in Windsor, Virginia pursuant to a lease that expires in January 2022 and has four renewal options for five years each.

The Company believes its current distribution facilities are adequate to meet immediate needs but continues to evaluate distribution facility requirements to accommodate future store growth.* The Company uses additional warehouse facilities to handle seasonal requirements and expects these facilities will be available in the future as needed.*

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding other than ordinary routine litigation incidental to the business.

In October 2002, the Company agreed to settle all claims related to a lawsuit entitled Barry, et al, v. Cost Plus, Inc. that was filed against the Company on September 17, 2001 in Orange County Superior Court in California. The settlement received preliminary court approval on November 14, 2002, and was settled in the first quarter of fiscal 2003. As previously disclosed, the purported class action suit alleged the Company improperly classified certain California-based employees as “exempt” from overtime pay.

While the Company denies the allegations underlying the suit, it agreed to the settlement to avoid the cost, distraction and uncertainty associated with protracted litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position

Murray H. Dashe	60	Chairman of the Board, Chief Executive Officer and President

Gary D. Weatherford	46	Executive Vice President, Operations

Michael J. Allen	48	Senior Vice President, Store Operations

Joan S. Fujii	56	Senior Vice President, Human Resources

Stephen L. Higgins	53	Senior Vice President, Merchandising

John J. Luttrell	48	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Judith A. Soares	53	Senior Vice President, Cost Plus Management Services, Inc.

Mr. Dashe joined the Company in June 1997 and has served as Chairman of the Board and Chief Executive Officer since February 1998 with continued responsibilities as President. In September 1997, Mr. Dashe was appointed President with continued responsibilities as Vice Chairman of the Board. From June 1997 to September 1997, Mr. Dashe served as the Company’s Vice Chairman of the Board. Mr. Dashe is responsible for overseeing all day-to-day operations and long-term strategies of the Company. From August 1992 to June 1997, he was Chief Operating Officer of Leslie’s Poolmart, Inc., a swimming pool supply retail chain and was a director of that company from August 1989 to November 1996. From April 1990 through June 1992, he was President and Chief Executive Officer of RogerSound Labs, a Southern California retailer of audio/video consumer electronics. From September 1985 through April 1990, Mr. Dashe held several positions with SILO, a consumer electronics and appliance retailer, including Regional President, Regional Vice President and Director of Stores. Previously, he was employed in an executive capacity by other retailers, including Allied Stores Corp., now Federated Department Stores, where he served in a variety of positions, including Vice President/Director of Stores. Mr. Dashe is a member of the Board of Trustees for Albright College in Reading, PA and a member of the Board of Directors of Long’s Drug Store Corporation in Walnut Creek, CA.

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

Ms. Fujii was named the Company’s Senior Vice President, Human Resources in February 1998. Ms. Fujii joined the Company in May 1991 and served as Vice President, Human Resources from October 1994 until February 1998. From May 1991 to October 1994, Ms. Fujii served as the Company’s Director of Human Resources. From September 1975 to May 1991, she was employed by Macy’s California in various operations and human resources management positions, ultimately serving as Vice President, Human Resources at Macy’s Union Square store in San Francisco.

Mr. Higgins joined the Company in December 1999 as Vice President, Merchandising and was promoted to Senior Vice President in September 2000. Prior to joining the Company and from November 1996 to November 1999, Mr. Higgins served as President, Chief Operating Officer of Centex Life Solutions, a health and wellness products retailer. From September 1994 to October 1996, Mr. Higgins was President, Chief Executive Officer of Everything Organized, a storage and organization retailer. From January 1992 to August 1994, Mr. Higgins was President, Chief Operating Officer of Tuesday Morning the nation’s largest off-price Home/Gift retailer and from October 1988 to December 1992, he was its Senior Vice President of Merchandising.

Mr. Luttrell joined Cost Plus, Inc. in May 2000 as Vice President, Controller and was promoted to his current position in August 2001 as Senior Vice President and Chief Financial Officer. From October 1998 to May 2000, Mr. Luttrell served as Vice President and Controller of Bugle Boy Industries, a manufacturer of clothing (“Bugle Boy”). In February 2001, Bugle Boy filed for protection under Chapter 11 of the Federal Bankruptcy Act. From 1995 to 1998, he was a consultant for his own private practice.

Ms. Soares joined Cost Plus, Inc. in May 1998 as Vice President, Information Services. In March 2002, Ms. Soares was promoted to Senior Vice President, Cost Plus Management Services, Inc. having responsibility for Information Services, Distribution and Logistics. Prior to joining Cost Plus, Inc., Ms. Soares served as Vice President of Information Services for Natural Wonders, a specialty gift retailer, from June 1996 to May 1998. From April 1993 to March 1996, Ms. Soares served as Vice President of Information Services for Home Express, a specialty home products retailer. From March 1990 to March 1993, Ms. Soares served as Vice President of Development for The Gap, a specialty apparel retailer. Ms. Soares has served in various positions within information systems for Mervyn’s and Lucky stores from 1980 to 1990.

PART II

Information called for by Part II (Items 5, 6, 7 and 8) has been filed as Exhibit 13 to this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s fiscal 2002 Annual Report to Shareholders (on page 31), filed as Exhibit 13 to this report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the Company’s fiscal 2002 Annual Report to Shareholders (on page 22), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the Company’s fiscal 2002 Annual Report to Shareholders (on pages 23—31), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the Company’s 2002 fiscal Annual Report to Shareholders (on page 31), filed as Exhibit 13 to this report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS

The information required by this item is incorporated herein by reference to the Company’s fiscal 2002 Annual Report to Shareholders (on pages 22 and 32—48), filed as Exhibit 13 to this report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 30, 2003 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this report and the section entitled “Election of Directors” of the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as at the end of the most recently competed fiscal year.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

1994 Stock Option Plan	17,971	$2.563 — $2.638	None

1995 Stock Option Plan	1,804,838	$5.025 — $33.813	1,031,625

1996 Director Option Plan	224,961	$10.361— $33.438	132,840

Total	2,047,770	$2.563 — $33.813	1,164,465

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  (a) Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report was being prepared. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls.  (b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	Financial Statements:

The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company’s fiscal 2002 Annual Report to Shareholders for the year ended February 1, 2003, filed as Exhibit 13 to this report on Form 10-K:

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

Consolidated Statements of Operations for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 14(d) because they are not applicable or the information is included in the financial statements or notes thereto.

3.	List of Exhibits:

See Exhibit Index beginning on page 18.

(b)	Reports on Form 8-K:

The following report was filed for the last quarter of the fiscal year:

(1) Form 8-K, dated December 17, 2002, Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the SEC on December 17, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: May 1, 2003	By:	/s/ MURRAY H. DASHE
Murray H. Dashe Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MURRAY H. DASHE Murray H. Dashe	Chairman of the Board, Chief (Principal Executive Officer) Executive Officer and President	May 1, 2003

/s/ JOHN J. LUTTRELL John J. Luttrell	Senior Vice President, (Principal Accounting Officer) Chief Financial Officer	May 1, 2003

/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	May 1, 2003

/s/ BARRY J. FELD Barry J. Feld	Director	May 1, 2003

/s/ DANNY W. GURR Danny W. Gurr	Director	May 1, 2003

/s/ KIM D. ROBBINS Kim D. Robbins	Director	May 1, 2003

/s/ FREDRIC M. ROBERTS Fredric M. Roberts	Director	May 1, 2003

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Director	May 1, 2003

CERTIFICATIONS

I, Murray H. Dashe, certify that:

1.    I have reviewed this annual report on Form 10-K of Cost Plus, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: As of May 1, 2003	By:	/s/ MURRAY H. DASHE
Murray H. Dashe
Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, John J. Luttrell, certify that:

1.    I have reviewed this annual report on Form 10-K of Cost Plus, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: As of May 1, 2003	By:	/s/ JOHN J. LUTTRELL

John J. Luttrell

Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

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

10.1

Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 3, 2002.

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

10.4.1	Amendment to the lease agreement between the Company and GEM 460 Associates I, LLC, dated January 24, 2002, for a storage and distribution warehouse located in Isle of Wight County, Virginia.

10.5

Business Loan Agreement, dated May 29, 2002, between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2002.

10.5.1	Amendment to the Business Loan Agreement, dated February 12, 2003, between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer.

10.6♦	1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 effective April 3, 1996.

10.7♦	1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 3, 2002.

10.7.1♦	Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.8♦	1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.8.1♦	Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.9♦	1996 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 effective April 3, 1996.

10.10♦	The Cost Plus, Inc. Deferred Compensation Plan effective October 1, 1997, incorporated by reference to Exhibit 10.11 to the Form 10-K filed for the year ended January 31, 1998.

10.11♦	Employment Agreement, dated July 3, 2002, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.12♦

Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Gary D. Weatherford, incorporated by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.12.1♦	Amendment to Employment Severance Agreement, dated March 25, 2003, between the Company and Gary D. Weatherford.

10.13♦

Employment Severance Agreement, as amended, dated July 22, 1999, between the Company and Joan S. Fujii, incorporated by reference to Exhibit 10.10 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.13.1♦

Amendment to Employment Severance Agreement dated March 29, 2001, between the Company and Joan S. Fujii, incorporated by reference to Exhibit 10.16.2 of the Form 10-K filed for the year ended February 3, 2001.

10.13.2♦	Amendment to Employment Severance Agreement, dated March 25, 2003, between the Company and Joan S. Fujii.

10.14♦	Executive Transition Agreement, dated May 7, 1999, between the Company and Ralph D. Dillon, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

10.15♦

Amended and Restated Severance Agreement dated March 29, 2001, between the Company and Stephen L. Higgins, incorporated by reference to Exhibit 10.18 of the Form 10-K filed for the year ended February 3, 2001.

10.15.1♦	Amendment to Restated Employment Severance Agreement, dated March 25, 2003, between the Company and Stephen L. Higgins.

10.16♦	Employment Severance Agreement, dated August 29, 2001, between the Company and John J. Luttrell, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended August 4, 2001.

10.16.1♦	Amendment to Employment Severance Agreement, dated March 25, 2003, between the Company and John J. Luttrell.

10.17♦	Employment Severance Agreement, dated March 1, 2002, between the Company and Michael J. Allen, incorporated by reference to Exhibit 10.18 of the Form 10-K filed for the year ended February 2, 2002.

10.17.1♦	Amendment to Employment Severance Agreement, dated March 25, 2003, between the Company and Michael J. Allen.

10.18♦	Employment Severance Agreement, dated March 1, 2002, between the Company and Judith A. Soares, incorporated by reference to Exhibit 10.19 of the Form 10-K filed for the year ended February 2, 2002.

10.18.1♦	Amendment to Employment Severance Agreement, dated March 25, 2003, between the Company and Judith A. Soares.

13	Registrant’s 2002 Annual Report to Shareholders (only those portions specifically incorporated by reference into this Report are deemed “filed” with the Securities and Exchange Commission).

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

99.1

Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filing.

♦ Management compensation plan or arrangement.