Form 10-Q
period 2003-05-03
COST PLUS INC/CA/
filed 2003-06-16
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

The number of shares of Common Stock, with $0.01 par value, outstanding on May 27, 2003 was 21,416,305.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended May 3, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	May 3, 2003	February 1, 2003	May 4, 2002
ASSETS
Current assets:
Cash and cash equivalents	$23,877	$49,707	$24,060
Merchandise inventories, net	177,153	172,388	139,216
Other current assets	18,708	19,980	16,236

Total current assets	219,738	242,075	179,512
Property and equipment, net	119,399	120,900	118,285
Goodwill	4,178	4,178	4,178
Other assets, net	6,820	7,506	9,762

Total assets	$350,135	$374,659	$311,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,355	$58,119	$42,104
Income taxes payable	1,001	9,478	155
Accrued compensation	7,843	11,645	5,579
Other current liabilities	15,995	20,064	14,695

Total current liabilities	76,194	99,306	62,533
Capital lease obligations	37,533	37,972	37,390
Other long-term obligations	12,067	11,601	10,053
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 21,384,396, 21,555,643 and 21,607,499	214	215	216
Additional paid-in capital	136,103	136,542	133,104
Retained earnings	88,024	89,023	68,441

Total shareholders’ equity	224,341	225,780	201,761

Total liabilities and shareholders’ equity	$350,135	$374,659	$311,737

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
Net sales	$159,218	$134,349
Cost of sales and occupancy	104,792	88,649

Gross profit	54,426	45,700
Selling, general and administrative expenses	48,610	40,734
Store preopening expenses	1,064	1,533

Income from operations	4,752	3,433
Interest income	212	165
Interest expense	(896)	(848)

Income before income taxes	4,068	2,750
Income taxes	1,505	1,073

Net income	$2,563	$1,677

Net income per weighted average share
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
Weighted average shares outstanding
Basic	21,390	21,583
Diluted	21,731	22,052

See notes to condensed consolidated financial statements.

COST PLUS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,563	$1,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,367	4,971
Change in assets and liabilities:
Merchandise inventories	(4,765)	(7,872)
Other assets	1,824	3
Accounts payable	(6,764)	(1,886)
Income taxes payable	(8,348)	(9,443)
Other liabilities	(7,437)	(1,498)

Net cash used in operating activities	(17,560)	(14,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,732)	(7,906)

Net cash used in investing activities	(3,732)	(7,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(4,708)	—
Principal payments on capital lease obligations	(407)	(297)
Proceeds from the issuance of common stock	577	891

Net cash (used in) provided by financing activities	(4,538)	594

Net decrease in cash and cash equivalents	(25,830)	(21,360)
Cash and cash equivalents:
Beginning of period	49,707	45,420

End of period	$23,877	$24,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$801	$528

Cash paid for taxes	$9,853	$10,515

NON-CASH FINANCING:
Capital lease obligations related to distribution center	$—	$4,354

See notes to condensed consolidated financial statements

COST PLUS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 3, 2003 and May 4, 2002

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company’s financial position at May 3, 2003 and May 4, 2002; the interim results of operations for the three months ended May 3, 2003 and May 4, 2002 and changes in cash flows for the three months then ended. The balance sheet at February 1, 2003, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 1, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 1, 2003.

The results of operations for the three-month period ended May 3, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

2. EMPLOYEE STOCK COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123 establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
Stock Options	May 3, 2003	May 4, 2002
Expected life after vesting (in years)	1.8	1.8
Expected volatility	64.0%	64.0%
Expected life (in years)	4.21	4.21
Risk free interest rates	2.5%	4.0%
Weighted average fair value per share granted	$11.75	$12.99
Expected dividends	—	—

The Company’s calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(In thousands, except per share data)	May 3, 2003	May 4, 2002
Net income, as reported	$2,563	$1,677
Deduct: Total stock-based Employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,103)	(1,032)

Pro forma net income	$1,460	$645
Basic net income per weighted average share:
As reported	$0.12	$0.08
Pro forma	$0.07	$0.03
Diluted net income per weighted average share:
As reported	$0.12	$0.08
Pro forma	$0.07	$0.03

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations.

	Three Months Ended
	May 3, 2003	May 4, 2002
Basic shares	21,390	21,583
Effect of dilutive stock options (treasury stock method)	341	469

Diluted shares	21,731	22,052

Options to purchase 240,949 and 221,849 shares of common stock were outstanding for the three months ended May 3, 2003 and May 4, 2002, but were not included in the computation of diluted earnings per share because their exercise price was in excess of the current market price and their effect would be antidilutive.

4. REVOLVING LINE OF CREDIT

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% through June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” each year where outstanding credit advances, as defined in the agreement can (a) not exceed $20.0 million for not less than 30 consecutive days during the period from January 1, 2003 through March 31, 2003 and (b) must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with, certain financial covenants customary to such agreements. At May 3, 2003, the Company had no outstanding borrowings under its line of credit agreement and $9.7 million outstanding under its letters of credit.

5. Shareholders’ Equity

Stock Repurchase Program

During the first quarter of fiscal 2003, the Company repurchased 201,400 shares of its common stock for $4.7 million. In February 2003, the Company’s Board of Directors approved an additional repurchase of up to 500,000 shares of its common stock under the program. The Company will repurchase common stock when the price of its common stock creates an opportunity for an effective use of capital beyond what is needed to fund store expansion. The program does not require the Company to repurchase any common stock and can be discontinued at any time.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK “*” DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS AND SHAREHOLDERS OF COST PLUS, INC. (“COMPANY” OR “COST PLUS”) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, “FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 9 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months ended May 3, 2003 (first quarter fiscal 2003) as compared to the three months ended May 4, 2002 (first quarter fiscal 2002).

Net Sales. Net sales increased $24.9 million, or 18.5%, to $159.2 million in the first quarter of fiscal 2003 from $134.3 million in the first quarter of fiscal 2002. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 3.0%, or $3.8 million, in the first quarter of fiscal 2003, compared to 3.8%, or $4.1 million, in the first quarter of fiscal 2002. Comparable store sales increased as a result of a 2.8% increase in average transaction size and a 0.2% increase in customer traffic. The increase in average transaction size per customer resulted primarily from strong net sales increases in products which carry a higher average retail price such as furniture. Although net sales were strong in furniture, there was a shift in the overall sales mix towards consumable merchandise. Net sales of consumable merchandise represented approximately 37.0% of total sales in the first quarter of fiscal 2003 compared to 36.0% in the prior year’s first quarter. Non-comparable store sales, which include all stores open less than fourteen full fiscal months, increased $21.1 million. As of May 3, 2003, the Company operated 181 stores as compared to 156 stores as of May 4, 2002.

Cost of Sales and Occupancy. Total cost of sales and occupancy, as a percentage of net sales, decreased 0.2 percentage points to 65.8% primarily as a result of higher initial mark-ups, lower markdowns and distribution center cost efficiencies, partially offset by higher fuel costs. Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $16.1 million, or 18.2%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Cost of sales increased $13.4 million primarily due to the increased sales volume. Occupancy costs increased $2.7 million due to the addition of 25 net new stores as of May 3, 2003 compared to a year ago and increases in common area maintenance costs passed through by landlords under these agreements.

Gross Profit. As a percentage of net sales, first quarter gross profit was 34.2% in fiscal 2003 compared with 34.0% in fiscal 2002. The increase in gross profit percent resulted from higher initial mark-ups, lower markdowns and distribution center cost efficiencies, partially offset by higher fuel costs and increases in security and insurance costs at stores.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of net sales, SG&A expenses in the first quarter of fiscal 2003 were 30.5% compared with 30.3% in the first quarter of fiscal 2002. The increase in the SG&A rate resulted primarily from increased advertising and higher store payroll, partially offset by a lower depreciation rate when expressed as a percent of net sales. Additional amounts were spent on advertising to address the issue of a soft economy, and the increase in store payroll was due to increased employee benefit costs.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.1 million in the first quarter of fiscal 2003 and $1.5 million in the first quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. For this year’s first quarter, grand opening advertising, on average, was approximately $45,000 less per store than in the first quarter of fiscal 2002. The Company opened six stores in the first quarter of fiscal 2003 compared to seven stores in the prior fiscal year’s first quarter.

Interest Income. Interest income was $212,000 for the first quarter of fiscal 2003 compared to $165,000 for the first quarter of fiscal 2002. This increase was the result of interest income on income tax refunds.

Interest Expenses. Interest expense, which includes interest on capital leases and interest expense on the Company’s revolving line of credit, was $896,000 for the first quarter of fiscal 2003 compared to $848,000 for the first quarter of fiscal 2002. This increase in expense was primarily due to interest on capital lease obligations relating to distribution center equipment placed in service in April 2002.

Income Taxes. The Company’s effective tax rate was 37.0% in the first quarter of fiscal 2003 compared to 39.0% in the first quarter of fiscal 2002. The decrease in the effective tax rate in the first quarter of fiscal 2003 is primarily due to the benefit of employment and capital investment tax credits. The Company expects its effective income tax rate to be 37% for the remainder of fiscal 2003.*

Factors That May Affect Future Results

The Company’s quarterly and annual results of operations may be materially impacted by certain risk factors which include, but are not limited to: changes in economic conditions that effect consumer spending, ongoing competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, litigation, claims and assessments against the Company, the Company’s ability to realize the expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, changes in the level of consumer spending on, or preferences for, home-related merchandise, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife including the effects on the flow or price of merchandise from overseas, the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings or relocations, changes in fuel and other shipping costs, labor market fluctuations, changes in accounting rules and regulations and unseasonable weather conditions.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and net income for the entire fiscal year.* Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s financial condition and results of operations. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.*

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under the Company’s revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months. *

Net cash used in operating activities in the first quarter ended May 3, 2003, was $17.6 million, compared to $14.0 million in last fiscal year’s first quarter. The increase in net cash used in operating activities resulted primarily from payment of a legal settlement which was accrued in fiscal 2002, the payment of higher employee bonuses resulting from stronger financial performance and the payment of professional fees associated with obtaining employment and capital investment tax credits. The increase was partially offset by improved net income adjusted for non-cash related depreciation and amortization, lower merchandise inventory purchases, and lower income tax payments as a result of the previously discussed tax credits. Merchandise inventory purchases were lower in the first quarter of fiscal 2003 compared to the prior year due to initial stocking of merchandise inventory for the Virginia distribution center which opened in April 2002.

Net cash used in investing activities totaled $3.7 million in the first quarter of 2003 compared to $7.9 million in the prior year’s first quarter. This decrease was primarily due to opening one less store in the first quarter of fiscal 2003, lower construction costs associated with new stores and the payment in the prior year for equipment for the Virginia distribution center. The Company estimates that fiscal 2003 capital expenditures will approximate $26.5 million.*

Net cash used in financing activities was $4.5 million in the first quarter of fiscal 2003, which was due primarily to the repurchase of 201,400 shares of the Company’s common stock for $4.7 million, partially offset by proceeds of $0.6 million from the issuance of common stock in connection with the Company’s stock option and stock purchase plans. In the first quarter of fiscal 2002, $0.9 million was provided by financing activities primarily from the proceeds of the issuance of common stock in connection with the Company’s stock option and stock purchase plans.

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% through June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” each year where outstanding credit advances, as defined in the agreement can (a) not exceed $20.0 million for not less than 30 consecutive days during the period from January 1, 2003 through March 31, 2003 and (b) must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to, and in compliance with, certain financial covenants customary to such agreements. At May 3, 2003, the Company had no outstanding borrowings under its line of credit agreement and $9.7 million outstanding under its letters of credit. The line of credit represents the Company’s only commercial credit facility. The Company believes the line of credit is sufficient to meet its borrowing needs for the next twelve months.*

Available Information

The Company’s Internet website address is http://www.costplus.com. Since February 26, 2003, the Company has made available on its Internet website, free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company’s report on Form 10-K filed for the fiscal year ended February 1, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

(a) Based on the Company’s evaluation as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

Date: June 16, 2003	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell Senior Vice President Chief Financial Officer Duly Authorized Officer

CERTIFICATION

I, Murray H. Dashe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cost Plus, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: As of June 16, 2003

/s/ MURRAY H. DASHE
Murray H. Dashe Chairman, Chief Executive Officer (Principal Executive Officer)

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

Date: As of June 16, 2003

/s/ JOHN J. LUTTRELL
John J. Luttrell Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances related to the Exchange Act filing.