Form 10-Q
period 2003-08-02
COST PLUS INC/CA/
filed 2003-09-16
CIK 798955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended August 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number 0-14970

COST PLUS, INC.

(Exact name of registrant as specified in its charter)

California	94-1067973
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

200 4th Street, Oakland, California	94607
(Address of principal executive offices)	(Zip Code)

(510) 893-7300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☒  No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding on September 12, 2003 was 21,749,338.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended August 2, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	August 2, 2003	February 1, 2003	August 3, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,167	$49,707	$8,010
Merchandise inventories, net	193,251	172,388	157,209
Other current assets	21,368	19,980	16,563

Total current assets	222,786	242,075	181,782
Property and equipment, net	118,893	120,900	116,692
Goodwill	4,178	4,178	4,178
Other assets, net	7,101	7,506	8,996

Total assets	$352,958	$374,659	$311,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,969	$58,119	$35,112
Income taxes payable	261	9,478	225
Accrued compensation	9,796	11,645	7,173
Other current liabilities	16,159	20,064	15,107

Total current liabilities	68,185	99,306	57,617
Capital lease obligations	37,087	37,972	37,163
Other long-term obligations	13,364	11,601	10,599
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 21,657,523; 21,555,643 and 21,727,997 shares	217	215	217
Additional paid-in capital	143,208	136,542	135,456
Retained earnings	90,897	89,023	70,596

Total shareholders’ equity	234,322	225,780	206,269

Total liabilities and shareholders’ equity	$352,958	$374,659	$311,648

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$159,760	$138,339	$318,978	$272,688
Cost of sales and occupancy	104,825	91,244	209,617	179,893

Gross profit	54,935	47,095	109,361	92,795
Selling, general and administrative
Expenses	48,471	41,492	97,081	82,226
Store preopening expenses	1,203	1,336	2,267	2,869

Income from operations	5,261	4,267	10,013	7,700
Interest income	183	59	395	224
Interest expense	(883)	(896)	(1,779)	(1,744)

Income before income taxes	4,561	3,430	8,629	6,180
Income taxes	1,688	1,275	3,193	2,348

Net income	$2,873	$2,155	$5,436	$3,832

Net income per weighted average share
Basic	$0.13	$0.10	$0.25	$0.18
Diluted	$0.13	$0.10	$0.25	$0.17
Weighted average shares outstanding
Basic	21,553	21,699	21,471	21,641
Diluted	22,305	22,231	22,045	22,142

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	August 2, 2003	August 3, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,436	$3,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,840	10,183
Change in assets and liabilities:
Merchandise inventories	(20,863)	(25,865)
Other assets	(1,182)	276
Accounts payable	(16,150)	(8,878)
Income taxes payable	(7,641)	(8,833)
Other liabilities	(4,055)	1,034

Net cash used in operating activities	(33,615)	(28,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,982)	(11,448)
Proceeds from sale of property and equipment	1,348	90

Net cash used in investing activities	(8,634)	(11,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(821)	(505)
Cash used for repurchase of common stock	(4,708)	—
Proceeds from the issuance of common stock	6,238	2,704

Net cash provided by financing activities	709	2,199

Net decrease in cash and cash equivalents	(41,540)	(37,410)
Cash and cash equivalents:
Beginning of period	49,707	45,420

End of period	$8,167	$8,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,652	$1,352

Cash paid for taxes	$10,833	$11,181

NON-CASH FINANCING:
Capital lease obligations related to distribution center	$—	$4,354

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended August 2, 2003 and August 3, 2002

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company’s financial position at August 2, 2003 and August 3, 2002; the interim results of operations for the three and six months ended August 2, 2003 and August 3, 2002 and changes in cash flows for the six months ended August 2,2003 and August 3, 2002. The balance sheet at February 1, 2003, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month periods ended August 2, 2003, presented herein, are not necessarily indicative of the results to be expected for the full year.

2. EMPLOYEE STOCK COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123 establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model.

The Company’s calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income, as reported	$2,873	$2,155	$5,436	$3,832
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	(1,235)	(1,177)	(2,338)	(2,207)

Pro forma net income	$1,638	$978	$3,098	$1,625
Basic net income per weighted average share:
As reported	$0.13	$0.10	$0.25	$0.18
Pro forma	$0.08	$0.05	$0.14	$0.08
Diluted net income per weighted average share:
As reported	$0.13	$0.10	$0.25	$0.17
Pro forma	$0.07	$0.04	$0.14	$0.07

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations.

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
August 2, 2003
Shares	21,553	752	22,305	21,471	574	22,045
Amount	$0.13	$0.00	$0.13	$0.25	$0.00	$0.25
August 3, 2002
Shares	21,699	532	22,231	21,641	501	22,142
Amount	$0.10	$0.00	$0.10	$0.18	$0.01	$0.17

Options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because their exercise price was in excess of the current market price and their effect would be antidilutive. For the three months ended August 2, 2003 and August 3, 2002 total options excluded were zero and 206,399. For the six months ended August 2, 2003 and August 3, 2002 total options excluded were 211,541 and 206,399.

4. REVOLVING LINE OF CREDIT

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% through June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” each year where outstanding credit advances, as defined in the agreement must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with certain financial covenants customary to such agreements. At August 2, 2003, the

Company had no outstanding borrowings under its line of credit agreement and $7.8 million outstanding under its letters of credit.

5. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

During the first quarter of fiscal 2003, the Company repurchased 201,400 shares of its common stock for $4.7 million. In February 2003, the Company’s Board of Directors approved an additional repurchase of up to 500,000 shares of common stock under the program. No additional shares were repurchased during the second quarter of 2003. The Company will repurchase common stock when the price of its common stock creates an opportunity for an effective use of capital beyond what is needed to fund store expansion. The program does not require the Company to repurchase any common stock and can be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AN ASTERISK “*” DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS AND SHAREHOLDERS OF COST PLUS, INC. (“COMPANY” OR “COST PLUS”) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING, “FACTORS THAT MAY AFFECT FUTURE RESULTS” ON PAGES 9-10 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO SHAREHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended August 2, 2003 as compared to the three months and six months ended August 3, 2002.

Net Sales. Net sales increased $21.4 million, or 15.5%, to $159.8 million in the second quarter of fiscal 2003 from $138.3 million in the second quarter of fiscal 2002. Year-to-date, net sales were $319.0 million compared to $272.7 million for the same period of fiscal 2002, an increase of $46.3 million, or 17%. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 3.4%, or $4.4 million, in the second quarter of fiscal 2003, compared to 6.1%, or $6.5 million, in the second quarter of fiscal 2002. Year-to-date comparable store sales increased 3.2% on top of a 5.0% increase in the prior year. Comparable store sales increased primarily as a result of an increase in average transaction size due to strong net sales increases in products such as furniture that carry a higher average retail price. Sales mix during the quarter was consistent with the prior year with home furnishings comprising 67% of total sales and consumables accounting for 33%. Year-to-date, home furnishings accounted for 65% of total sales compared with 66% last year, and consumables accounted for 35% of total sales compared with 34% last year. Non-comparable store sales, which include all stores open less than fourteen full fiscal months, increased $17.0 million for the second quarter and $38.1 million year-to-date. As of August 2, 2003, the Company operated 187 stores, compared to 163 stores as of August 3, 2002.

Cost of Sales and Occupancy. Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $13.6 million, or 14.9%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Cost of sales increased $11.1 million primarily due to the increased sales volume. Occupancy costs increased $2.5 million due to the addition of 24 net new stores as of August 2, 2003 compared to a year ago and increases in common area maintenance costs passed through by landlords. Year-to-date, cost of sales and occupancy increased $29.7 million, or 16.5%. Year-to-date cost of sales increased $24.4 million primarily due to the increased sales volume. Occupancy costs year-to-date increased $5.3 million. Total cost of sales and occupancy for the second quarter, as a percentage of net sales, decreased 0.4 percentage points to 65.6% primarily as a result of lower markdowns and distribution center cost efficiencies, partially offset by lower initial mark-ups and higher fuel costs and occupancy. Year-to-date, total cost of sales and occupancy, as a percentage of net sales, decreased 0.3 percentage points to 65.7% primarily as a result of higher initial mark-ups, lower markdowns and the effects of distribution center cost efficiencies, partially offset by higher fuel and occupancy costs.

Gross Profit. As a percentage of net sales, gross profit was 34.4% for the second quarter of fiscal 2003 and 34.3% year-to-date compared to 34.0% in the second quarter and year-to-date periods of fiscal 2002. The increase in gross profit percent resulted from higher year-to-date initial mark-ups, lower markdowns and distribution center cost efficiencies, partially offset by higher fuel costs and increases in common area maintenance costs at stores.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of net sales, SG&A expenses increased to 30.4% in the second quarter of fiscal 2003 from 30.0% in the second quarter of the prior fiscal year. Year-to-date, SG&A expenses increased to 30.5% in the current fiscal year from 30.1% last fiscal year. The increase in the SG&A rate resulted primarily from increased advertising expense, partially offset by lower corporate overhead and depreciation when expressed as a percent of net sales. Additional amounts were spent on advertising to address the issue of a soft economy. The reduced overhead and depreciation rates resulted from relatively flat costs being spread over a higher sales base.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.2 million in the second quarter of fiscal 2003 and $1.3 million in the second quarter of the prior fiscal year. Expenses vary depending on the particular store site and whether it is located in a new or existing market. The Company opened seven stores in the second quarter of both years. Year-to-date, store preopening expenses were $2.3 million in fiscal 2003 and $2.9 million in fiscal 2002 and the Company has opened 13 stores in fiscal 2003 versus 14 stores in the first half of fiscal 2002.

Interest Income. Interest income increased $124,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Year-to-date interest income increased $171,000 for fiscal 2003 compared to year-to-date fiscal 2002. The increase for the quarter and year-to-date was the result of interest income on income tax refunds.

Interest Expense. Interest expense, which includes interest on capital leases and interest expense on the Company’s revolving line of credit, was $883,000 for the second quarter of fiscal 2003 compared to $896,000 for the second quarter of fiscal 2002. Year-to-date interest expense increased $35,000 compared to year-to-date fiscal 2002.

Income Taxes. The Company’s effective tax rate is 37% in fiscal 2003 versus 38% in fiscal 2002. The change in the effective tax rate is primarily due to additional state incentive tax credits earned in California.

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

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under the Company’s revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.*

Net cash used in operating activities during the first half of fiscal 2003 was $33.6 million, compared to $28.3 million for the first six months of the prior fiscal year. The increase in net cash used in operating activities resulted primarily from payment of a legal settlement which was accrued in fiscal 2002, the payment of higher employee bonuses resulting from strong financial performance and the payment of professional fees associated with obtaining employment and capital investment tax credits. The increase was partially offset by improved net income adjusted for non-cash related depreciation and amortization, lower merchandise inventory purchases, and lower income tax payments as a result of the previously discussed tax credits. Merchandise inventory purchases were lower in the first half of fiscal 2003 compared to the prior year due to the stocking last year of merchandise inventory for the Virginia distribution center, which opened in April 2002.

Net cash used in investing activities was $8.6 million for the first half of fiscal 2003 compared to $11.4 million in the prior fiscal year and includes $1.3 million in proceeds from the sale of property and equipment in the current fiscal year versus $0.1 million in the prior year. This decrease is primarily due to opening one less store in the first half of fiscal 2003, lower construction costs associated with new stores and the payment in the prior year for equipment for the Virginia distribution center. The Company estimates that fiscal 2003 total capital expenditures will approximate $26.5 million.*

Net cash provided by financing activities was $709,000 in the first half of fiscal 2003, consisting primarily of proceeds of $6.2 million from the issuance of common stock in connection with the Company’s stock option and stock purchase plans, partially offset by the repurchase of 201,400 shares of the Company’s common stock for $4.7 million. In the first half of fiscal 2002, $2.2 million was provided by financing activities, primarily from the proceeds of the issuance of common stock in connection with the Company’s stock option and stock purchase plans.

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% through June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” each year where outstanding credit advances, as defined in the agreement must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with certain financial covenants customary to such agreements. At August 2, 2003, the Company had no outstanding borrowings under its line of credit agreement and $7.8 million outstanding under its letters of credit. The line of credit represents the Company’s only commercial credit facility. The Company believes the line of credit is sufficient to meet its borrowing needs for the next 12 months.*

Available Information

The Company’s Internet website address is http://www.costplus.com. Since February 26, 2003, the Company has made available through its Internet website, free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company’s report on Form 10-K filed for the fiscal year ended February 1, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2003 Annual Meeting of Shareholders held on June 19, 2003, the shareholders voted on the following proposals, each of which was approved:

Proposal 1.	To elect seven directors for the ensuing year and until their successors are elected.

Proposal 2.	To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 2004.

2003 ANNUAL MEETING ELECTION RESULTS

Proposal 1—Election of Directors

Name	For	Withheld
Murray H. Dashe	17,963,031	1,031,234
Joseph H. Coulombe	18,036,330	957,935
Barry J. Feld	17,594,690	1,399,575
Danny W. Gurr	18,026,583	967,682
Kim D. Robbins	17,595,634	1,398,631
Fredric M. Roberts	17,595,890	1,398,375
Thomas D. Willardson	18,026,158	968,107

Proposal 2	For	Withheld	Abstain	Broker Non-Votes
Appointment of Deloitte & Touche LLP	18,444,236	548,368	1,661	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Mike Allen.

10.2	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Joan Fujii.

10.3	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Stephen Higgins.

10.4	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and John Luttrell.

10.5	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Judy Soares.

10.6	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Gary Weatherford.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 12, 2003, the Company filed a current report on Form 8-K dated May 8, 2003, reporting a press release was issued regarding its the first quarter of fiscal 2003 sales and same-store sales data and updated first quarter earnings guidance.

On May 22, 2003, the Company filed a current report on Form 8-K dated May 22, 2003, reporting a press release was issued regarding its the first quarter of fiscal 2003 sales and earnings data and updated second quarter and full year earnings guidance.

On June 20, 2003, the Company filed a current report on Form 8-K dated June 19, 2003, reporting a text of remarks delivered by the Company’s Chief Executive Officer and Chief Financial Officer at the annual meeting of shareholders on June 19, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

Date: September 16, 2003	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell Senior Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Mike Allen.

10.2	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Joan Fujii.

10.3	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Stephen Higgins.

10.4	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and John Luttrell.

10.5	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Judy Soares.

10.6	Restated Employment Severance Agreement, dated June 19, 2003, between the Company and Gary Weatherford.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.