Form 10-Q
period 2003-11-01
COST PLUS INC/CA/
filed 2003-12-11
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

The number of shares of Common Stock, $0.01 par value, outstanding on December 2, 2003 was 21,813,174.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended November 1, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	November 1, 2003	February 1, 2003	November 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,705	$49,707	$4,712
Merchandise inventories, net	250,244	172,388	204,478
Other current assets	25,072	19,980	19,663

Total current assets	279,021	242,075	228,853

Property and equipment, net	123,408	120,900	119,676
Goodwill	4,178	4,178	4,178
Other assets, net	6,586	7,506	8,724

Total assets	$413,193	$374,659	$361,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,885	$58,119	$43,279
Income taxes payable	—	9,478	—
Accrued compensation	9,255	11,645	6,589
Revolving line of credit	35,900	—	37,400
Other current liabilities	18,347	20,064	19,101

Total current liabilities	123,387	99,306	106,369

Capital lease obligations	36,632	37,972	38,402
Other long-term obligations	14,127	11,601	10,946
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value: 67,500,000 shares authorized; issued and outstanding 21,795,492, 21,555,643 and 21,739,933 shares	218	215	217
Additional paid-in capital	147,074	136,542	135,613
Retained earnings	91,755	89,023	69,884

Total shareholders’ equity	239,047	225,780	205,714

Total liabilities and shareholders’ equity	$413,193	$374,659	$361,431

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$170,019	$149,886	$488,997	$422,574
Cost of sales and occupancy	113,061	99,676	322,678	279,569

Gross profit	56,958	50,210	166,319	143,005

Selling, general and administrative expenses	53,067	49,125	150,148	131,351
Store preopening expenses	1,567	1,213	3,834	4,082

Income (loss) from operations	2,324	(128)	12,337	7,572
Interest income	5	7	400	231
Interest expense	(967)	(1,027)	(2,746)	(2,771)

Income (loss) before income taxes	1,362	(1,148)	9,991	5,032
Income tax provision (benefit)	504	(436)	3,697	1,912

Net income (loss)	$858	$(712)	$6,294	$3,120

Net income (loss) per share
Basic	$0.04	$(0.03)	$0.29	$0.14
Diluted	$0.04	$(0.03)	$0.28	$0.14

Weighted average shares outstanding
Basic	21,740	21,733	21,561	21,672
Diluted	22,537	21,733	22,228	22,126

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	November 1, 2003	November 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,294	$3,120
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,578	15,292
Changes in assets and liabilities:
Merchandise inventories	(77,856)	(73,134)
Other assets	(4,469)	(2,648)
Accounts payable	1,766	(711)
Income taxes payable	(6,913)	(9,026)
Other liabilities	(1,679)	3,943

Net cash used in operating activities	(66,279)	(63,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,137)	(17,114)
Proceeds from sale of property and equipment	1,348	90

Net cash used in investing activities	(18,789)	(17,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	35,900	37,400
Common stock repurchases	(4,708)	—
Principal payments on capital lease obligations	(1,242)	(750)
Proceeds from issuance of common stock	9,116	2,830

Net cash provided by financing activities	39,066	39,480

Net decrease in cash and cash equivalents	(46,002)	(40,708)
Cash and cash equivalents:
Beginning of period	49,707	45,420

End of period	$3,705	$4,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,574	$2,286

Cash paid for taxes	$10,833	$11,161

NON-CASH FINANCING:
Capital lease obligations related to distribution center	$—	$6,686

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended November 1, 2003 and November 2, 2002

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position at November 1, 2003 and November 2, 2002, the interim results of operations for the three and nine months ended November 1, 2003 and November 2, 2002, and the changes in cash flows for the nine months then ended. The balance sheet at February 1, 2003, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended November 1, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

2. EMPLOYEE STOCK COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income (loss), as reported	$858	$(712)	$6,294	$3,120
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	(1,171)	(1,123)	(3,508)	(3,331)

Pro forma net income (loss)	$(313)	$(1,835)	$2,786	$(211)
Basic net income (loss) per weighted average share:
As reported	$0.04	$(0.03)	$0.29	$0.14
Pro forma	$(0.01)	$(0.08)	$0.13	$(0.01)
Diluted net income (loss) per weighted average share:
As reported	$0.04	$(0.03)	$0.28	$0.14
Pro forma	$(0.01)	$(0.08)	$0.13	$(0.01)

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted per share computations.

	Three-Months Ended			Nine-Months Ended
	Basic EPS (Loss)	Effect of Dilutive Stock Options	Diluted EPS (Loss)	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
November 1, 2003
Shares	21,740	797	22,537	21,561	667	22,228
Amount	$0.04	$0.00	$0.04	$0.29	$(0.01)	$0.28

November 2, 2002
Shares	21,733	0	21,733	21,672	454	22,126
Amount	$(0.03)	$0.00	$(0.03)	$0.14	$0.00	$0.14

Options to purchase 43,763 and 206,399 shares of common stock were outstanding for the nine-months ended November 1, 2003 and November 2, 2002, but were not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price and their effect would be antidilutive. There were no antidilutive options to purchase common stock for the three months ended November 1, 2003 and for the three months ended November 2, 2002 there were 2,166,973 shares of common stock outstanding that were not included in the computation of diluted earnings per share for the quarter because the effect would be antidilutive due to the net loss for the quarter.

4. REVOLVING LINE OF CREDIT

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% through June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” each year where outstanding credit advances, as defined in the agreement must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with certain financial covenants customary to such agreements. At November 1, 2003, the Company had $35.9 million outstanding in borrowings under its line of credit agreement and $14.3 million outstanding under its letters of credit.

5. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

During the first quarter of fiscal 2003, the Company repurchased 201,400 shares of its common stock for $4.7 million. In February 2003, the Company’s Board of Directors approved an additional repurchase of up to 500,000 shares of common stock under the program. No additional shares were repurchased during the second and third quarters of fiscal 2003. The Company will repurchase common stock when the price of its common stock creates an opportunity for an effective use of capital beyond what is needed to fund store expansion. The program does not require the Company to repurchase any common stock and can be discontinued at any time.

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

Results of Operations

The three-months (third quarter) and nine-months (year-to-date) ended November 1, 2003, as compared to the three-months and nine-months ended November 2, 2002.

Net Sales. Net sales increased $20.1 million, or 13.4%, to $170.0 million in the third quarter of fiscal 2003 from $149.9 million in the third quarter of fiscal 2002. Year-to-date, net sales were $489.0 million compared to $422.6 million for the same period of fiscal 2002, an increase of $66.4 million or 15.7%. The increases in net sales for the third quarter and year-to-date periods were attributable to new store sales and increased comparable store sales. Comparable store sales increased 1.2% in the third quarter compared to a 14.1% increase last year. Year-to-date comparable store sales increased 2.5% versus an increase of 8.0% in the prior year. Comparable store sales increased primarily as a result of an increase in average transaction size due to strong net sales increases in products such as furniture that carry a higher average retail price. Sales mix during the quarter was consistent with the prior year with home furnishings comprising 66% of total sales and consumables accounting for 34%. Year-to-date, home furnishings accounted for 65% of total sales compared with 66% last year, and consumables accounted for 35% of total sales compared with 34% last year. Non-comparable store sales, which include all stores open less than fourteen full fiscal months, increased $18.4 million for the third quarter and $56.5 million year-to-date as compared to the prior year. As of November 1, 2003, the Company operated 195 stores compared to 169 stores as of November 2, 2002.

Cost of Sales and Occupancy. Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $13.4 million, or 13.4%, to $113.1 million in the third quarter of fiscal 2003 compared to $99.7 million for the third quarter of fiscal 2002. Year-to-date, cost of sales and occupancy increased $43.1 million, or 15.4%, to $322.7 million as compared to $279.6 million for the same period of fiscal 2002. Cost of sales increased $10.1 million and $34.5 million for the quarter and year-to-date respectively. The increase is primarily due to the increased sales volume for the quarter and on a year-to-date basis. Occupancy costs increased $3.3 million and $8.6 million for the quarter and year-to-date respectively. The increase is due to the addition of 26 net new stores as of November 1, 2003 compared to a year ago and increases in common area maintenance costs passed through by landlords. Total cost of sales and occupancy for the third quarter, as a percentage of net sales, remained approximately the same at 66.5% compared to the third quarter of fiscal 2002. Year-to-date, total cost of sales and occupancy, as a percentage of net sales, decreased 0.2 percentage points to 66% primarily as a result of higher initial mark-ups, lower markdowns and the effects of distribution center cost efficiencies, partially offset by higher fuel and occupancy costs.

Gross Profit. As a percentage of net sales, gross profit for the third quarter of fiscal 2003 remained approximately the same at 33.5% compared to the third quarter of fiscal 2002. Although third quarter gross profit as a percentage of sales was consistent with last year, the Company experienced improved margins related to distribution center cost efficiencies and higher mark-ups which were offset by higher mark downs and occupancy costs. Year-to-date gross profit as a percentage of net sales was 34% this fiscal year compared to 33.8% last fiscal year. The increase in year-to-date gross profit percentage resulted from higher initial mark-ups, lower markdowns and distribution center cost efficiencies partially offset by higher fuel and occupancy costs.

Selling, General and Administrative (“SG&A”) Expenses. As a percentage of net sales, SG&A expenses decreased to 31.2% in the third quarter of fiscal 2003 from 32.8% in the third quarter of the prior fiscal year. Year-to-date, SG&A expense decreased to 30.7% in the current fiscal year from 31.1% last fiscal year. The decrease in SG&A as a percentage of sales for the third quarter and year-to-date was primarily due the settlement of a wage and hour lawsuit which resulted in a charge to SG&A expense in the third quarter of fiscal 2002. SG&A expense also decreased as a percentage of sales due to improved experience in health care costs and lower corporate overhead when expressed as percentage of sales. The reduced overhead rates resulted from relatively flat costs being spread over a higher sales base.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise set up expenses, were $1.6 million in the third quarter of fiscal 2003 and $1.2 million in the third quarter of the prior fiscal year. The Company opened eight stores in the third quarter of fiscal 2003 and six stores for the same period last year. Year-to-date, store preopening expenses were $3.8 million in fiscal 2003 compared to $4.1 million in fiscal 2002, with 21 stores opened year-to-date versus 20 stores in the same period last year. Expenses vary depending on the particular store site and whether it is located in a new or existing market.

Interest Income. Interest income was insignificant for the third quarter of fiscal 2003 and 2002. Year-to-date interest income increased $169,000 for fiscal 2003 compared to year-to-date fiscal 2002. The increase in the year-to-date balance was the result of interest income on income tax refunds.

Interest Expense. Interest expense, which includes interest on capital leases and interest expense on the Company’s revolving line of credit was $967,000 for the third quarter, a $60,000 decrease from the third quarter last year. The decrease is due to a reduction in capital lease obligations compared to the same period last year. Year-to-date interest expense remained approximately the same at $2.7 million compared to the same period last year.

Income Taxes. The Company’s effective tax rate was 37.0% and 38.0% in fiscal 2003 and fiscal 2002, respectively. The change in the effective rate was primarily due to additional state incentive tax credits in the current year.

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

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under the Company’s revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings under its revolving line of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.*

Net cash used in operating activities for the nine months ended November 1, 2003 was $66.3 million compared to $63.2 million for the same period last year. The increase in net cash used in operating activities resulted primarily from the payment of a legal settlement that was accrued in fiscal 2002, the payment of higher employee bonuses resulting from strong financial performance in fiscal 2002, and increased merchandise inventory purchases year-to-date. Merchandise inventory purchases were higher primarily due to the addition of 26 net new stores as of November 1, 2003 compared to November 2, 2002. The increase in net cash used in operating activities was partially offset by improved net income adjusted for non-cash related depreciation and amortization, a favorable change in income taxes payable primarily resulting from state incentive tax credits, and an increase in accounts payable due to the timing of expenditures.

Net cash used in investing activities was $18.8 million for the nine months ended November 1, 2003 compared to $17.0 million for the same period last year and includes $1.3 million in proceeds from the sale of property and equipment in the current fiscal year versus $0.1 million in the prior year. The increase is primarily due to capital expenditures on store remodeling projects, increased spending on management information systems and enhancements, and the opening of one more store compared to the nine month period last year. The Company estimates that capital expenditures will approximate $27.5 million in fiscal 2003.*

Net cash provided by financing activities for the nine months ended November 1, 2003 was $39.1 million compared to $39.5 million for the same period last year. The decrease is primarily due to lower net borrowings under the revolving line of credit and to the repurchase of the Company’s common stock in the first quarter of 2003 partially offset by higher proceeds from the issuance of common stock in connection with the Company’s stock option and stock purchase plans. For the nine months ended November 1, 2003 cash provided by net borrowings under the revolving line of credit was $35.9 million compared to $37.4 million last year. The Company used $4.7 million in cash to repurchase 201,400 shares of its common stock this year-to-date and had no stock repurchases for the same period last year. Proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans were $9.1 million and $2.8 million for the current year-to-date and prior year-to-date period, respectively.

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 0.9% through June 1, 2003, increasing to IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” each year where outstanding credit advances, as defined in the agreement must be zero for not less than 30 consecutive days during the period from January 1, 2004 through March 31, 2004 and from January 1, 2005 through March 31, 2005. The Company is subject to and in compliance with certain financial covenants customary to such agreements. At November 1, 2003, the Company had $35.9 million outstanding in borrowings under its line of credit agreement and $14.3 million outstanding under its letters of credit. The Company believes the line of credit is sufficient to meet its borrowing needs for the next 12 months.*

Available Information

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 11, 2003, the Company filed a current report on Form 8-K dated August 11, 2003, reporting a press release regarding the Company’s fiscal 2003 second quarter sales and same store sales data and endorsed its second quarter earnings guidance.

On August 21, 2003, the Company filed a current report on Form 8-K dated August 21, 2003, reporting a press release regarding the Company’s fiscal 2003 second quarter sales and earnings data and provided third quarter earnings guidance and updated full year earnings guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

Date:	December 11, 2003	/s/ JOHN J. LUTTRELL

By: John J. Luttrell
Senior Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.