Form 10-K
period 2004-01-31
COST PLUS INC/CA/
filed 2004-04-15
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on August 1, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $789.4 million as reported for such date on the Nasdaq National Market.

As of March 31, 2004, 21,838,401 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2004 (“Annual Report”) are incorporated by reference into Part II and Part IV. Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2004 (“Proxy Statement”) are incorporated by reference into Part III.

An asterisk “*” denotes a forward-looking statement reflecting current expectations that involve risks and uncertainties within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements. In addition, forward-looking statements can be identified by the use of terminology such as “believe”, “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “project”, “continue”, “plan”, “aim”, “intend”, “likely” or other similar words or phrases. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those elsewhere in the Form 10-K and in documents which are incorporated by reference herein. Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. BUSINESS

The Company

Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products. As of January 31, 2004, the Company operated 204 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus” or “Cost Plus Imports” in 26 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers.

Cost Plus World Market’s expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also enter mid-size markets which can support one or two stores that the Company believes can meet its profitability criteria. The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In fiscal 2003, the Company opened a total of 31 stores, including 21 in the existing markets of the San Francisco Bay Area, Los Angeles, Modesto, Sacramento and Stockton, CA; Reno, NV; Charlotte, NC; Denver, CO; Kansas City, MO; Atlanta, GA; Grand Rapids, MI; Chicago, IL; Minneapolis and St. Paul, MN; Houston and Dallas, TX and 10 in the new markets of Rockford, IL; Colorado Springs, CO; Richmond, VA; Chico and Monterey CA; Billings, MT; Corpus Christi, TX; Charleston, SC and Jacksonville, FL. In addition, to opening 31 new stores, the Company closed two stores, one each in Modesto and Walnut Creek, CA in fiscal 2003.

Available Information

The Company’s Internet website address is http://www.worldmarket.com. Since February 26, 2003, the Company has made available on its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise differentiates the Company from other retailers. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name or other brand names exclusive to the Company, quality standards and specifications typically not available at department stores and other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in approximately 70 countries, and many of these goods are handcrafted by local artisans. The Company’s product offerings are designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, lamps, window coverings, frames and baskets.

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

Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, cards, wrapping paper and Holiday and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

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

The Company classifies sales into the home furnishings and consumables product lines with sales for the prior three years for these categories as follows:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Home Furnishings	62%	63%	62%
Consumables	38%	37%	38%

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company regularly marks down retail prices and eliminates items that do not meet its turnover expectations.

Format and Presentation. The Company’s stores are designed to evoke the feeling of a “world marketplace” through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct “shops” within the store and in-store activities such as food and coffee tastings. The Company believes that its “world marketplace” effect provides customers with a fun shopping experience and encourages browsing throughout the store.

The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The unobstructed floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center. The “power” aisle, where bulk displays highlight sharply priced items, leads the customer through the store into the different product areas. The Company has a seasonal shop located in the heart of the store to feature seasonal products in themes, such as the Holiday shop, back to school, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. Approximately 2,000 square feet of back office and stock space is included in the total square footage, which averages about 18,300 square feet.

The Cost Plus World Market store format is also designed to reinforce the Company’s value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk presentations of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space, for example, by displaying chairs arranged on a wall and hanging rugs vertically from fixtures.

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

Planning and Buying. Cost Plus World Market effectively manages a large number of products by utilizing centralized merchandise planning, tracking and replenishment systems. The Company regularly monitors merchandise activity at the item level through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff which is responsible for establishing the assortment of inventory within its merchandise classifications each season, including integrating trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company’s long-standing relationships with overseas suppliers, its international buying agency network and its knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers’ expectations for quality and value. The Company’s buyers communicate with district and store managers and use the Company’s management information systems to tailor the merchandise mix of individual stores and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

Advertising

The Company advertises through weekly promotional advertisements in major daily newspapers and on the radio. The Company’s approach is to regionalize its advertising and use the most efficient media mix within each individual market. The Company uses full color tabloids and color or black and white newspaper advertisements to highlight product offerings. For new store grand openings, the Company uses a combination of newspaper and radio advertisements. The Company also markets to its customers on a monthly basis via e-mail.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 1,800 suppliers and no supplier represented over 9% of total purchases in the fiscal year ended January 31, 2004. A significant portion of Cost Plus World Market’s products are made abroad in approximately 70 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing controlled by the Corporate buying office.

The Company currently services its stores from its distribution centers, located in Stockton, California and Windsor, Virginia. Domestically sourced merchandise is usually delivered to the distribution centers by common carrier or by Company trucks. Any significant interruption in the operation of these facilities would have a material adverse effect on the Company’s financial position and results of operations.

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

Purchasing operations are facilitated by the use of computerized merchandise information systems which allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s central replenishment system includes SKU and store-specific, “model stock” logic which enables the Company to maintain adequate stock levels on basic goods in each location. The Company believes its centralized purchasing system has helped it to optimize in-store inventory levels and improve in-stock conditions.

The Company uses several other management information and control systems to direct its operations and finances. These computerized systems are designed to ensure the integrity of the Company’s inventory, allow the merchandising staff to reprice merchandise, process payroll, pay bills, control cash, maintain fixed assets and track promotions, throughout all of the Company’s stores. The Company’s distribution operations use systems to receive, locate, pick and ship inventory to stores. The Company believes that these systems allow for higher operating efficiency and improve profitability.

Additional systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance.

Competition

The markets served by the Cost Plus World Market are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such specialty retailers as Bed, Bath & Beyond, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. Most specialty retailers tend to have higher prices and a more narrow assortment of products and department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

Employees

As of January 31, 2004, the Company had approximately 2,254 full-time and approximately 3,275 part-time employees. Of these, approximately 4,825 were employed in the Company’s stores and approximately 704 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth quarter of each year, to service increased customer traffic during the peak Holiday season. Employees in 12 stores in Northern California are covered by a collective bargaining agreement which expires on May 31, 2008. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Aaku”, “Asian Passage”, “Atacama with logo” and “Atacama” logo, “Castello Del Lago”, “Cost Plus”, “Cost Plus World Market”, “Crandall Brooks”, “Credo”, “Donaletta with logo” and “Donaletta” logo, “Electric Reindeer” and “Electric Reindeer” logo, “Marche du Monde with logo” and “Marche du Monde” logo, “Market Classics”, “Maui Morning”, “Mercado Del Mundo”, “Praline Perk”, “Seacliff” and “Seacliff” logo, “Soiree”, “Texas Turtle”, “Where You Can Afford To Be Different” and “World Market” marks with the United States Patent and Trademark Office on the Principal register. The Company has applied to register the following marks with the United States Patent and Trademark Office on the Principal register: “Crossroads” and “Villa Vitale”. The Company has secured California state registrations of its “Crossroads” and “Seacliff” trademarks. In Canada, the Company has applied to register its “Cost Plus”, “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. In Mexico, the Company has registered its “Mercado Del Mundo” and “World Market” marks. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

Risk Factors

Seasonality and Quarterly Fluctuations. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and much of its net income for the entire fiscal year. Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

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

Changes in Energy and Transportation Costs. The Company incurs significant costs for the purchase of fuel in transporting goods to its distribution centers and stores and for the purchase of utility service for its store, distribution center and corporate office locations. The Company is in the process of negotiating pricing for certain transportation contracts and expects rate increases due to new federal regulations and vendor proposed rate increases. Given the uncertain outcome of these negotiations, it is too early to determine the extent of any rate increase on the Company’s financial condition and results of operations. Significant increases in the cost of fuel and utility services could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with Expansion. The Company’s ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company’s continued growth will also depend on its ability to increase sales in its existing stores. The Company opened a net of 29 stores in fiscal 2003 and presently anticipates opening a net of 33 stores in fiscal 2004.* The Company intends to open stores in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company’s planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company’s existing operations or that such stores will be profitable.

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

Dependence on Two Distribution Facilities. The Company’s distribution functions for all of its stores are currently handled from facilities in Stockton, California and Windsor, Virginia. Any significant interruption in the operation of these facilities, including any interruption as a result of the planned expansion of the Virginia facility, would have a material adverse effect on the Company’s financial condition and results of operations. Operational inefficiencies or failure to coordinate the operations of these facilities successfully could have a material adverse effect on the Company’s financial condition and results of operations.

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

Risks Associated with Foreign Currency. The Company enters into a significant amount of purchase obligations outside of the United States of America. During fiscal 2003, approximately 6% of these purchases were settled in currencies other than the U.S. Dollar. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have an adverse effect on the Company’s financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future.

ITEM 2. PROPERTIES

As of March 31, 2004, the Company operated 212 stores in 26 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The total average square footage of a Cost Plus World Market store is approximately 18,300 square feet since most stores contain a stock room and modest office space. The table below summarizes the distribution of stores by state:

Alabama	2	Georgia	8	Minnesota	5	Ohio	13
Arizona	9	Idaho	1	Missouri	6	Oregon	5
California	60	Illinois	17	Montana	1	South Carolina	1
(Northern California	28)	Indiana	1	Nebraska	1	Texas	23
(Southern California	32)	Iowa	1	Nevada	4	Virginia	7
Colorado	7	Louisiana	4	New Mexico	2	Washington	8
Florida	3	Michigan	11	North Carolina	10	Wisconsin	2

The Company leases land and buildings for 206 stores (of which 16 are capital leases) and leases land and owns the buildings for six stores. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease that expires in October 2008. The Company currently leases its distribution facility of approximately 520,000 square feet in Stockton, California pursuant to a lease that expires in September 2006 and has two renewal options for five years each. In July 2001, the Company leased a furniture warehouse of approximately 260,000 square feet in Stockton, California pursuant to a lease that expires in September 2006 and has one renewal option for three years.

The Company leases a distribution facility (capital lease) of approximately 500,000 square feet in Windsor, Virginia pursuant to a lease that expires in January 2022. In fiscal 2004, the Company plans to begin construction on the expansion of its 500,000 square foot Virginia distribution center to 1,000,000 square feet, with the added capacity scheduled to come online in the first half of fiscal 2005.* In connection with the expansion, the Company also reached an agreement to purchase the existing 500,000 square foot facility currently under lease for $26.5 million, which is expected to close in May 2004.* The completion of both transactions is subject to obtaining necessary approvals and permits and negotiation of a definitive financing agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Murray H. Dashe	61	Chairman of the Board, Chief Executive Officer and President
Gary D. Weatherford	47	Executive Vice President, Operations
Michael J. Allen	49	Senior Vice President, Store Operations
Joan S. Fujii	57	Senior Vice President, Human Resources
Stephen L. Higgins	54	Senior Vice President, Merchandising
Patricia A. Juckett	56	Senior Vice President, Advertising & Marketing
John J. Luttrell	49	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
Judith A. Soares	54	Senior Vice President, Cost Plus Management Services, Inc.

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

Mr. Weatherford joined the Company in January 1988, and was named Executive Vice President, Operations in March 2002 with responsibility for Information Services, Distribution, Store Operations and Visual Merchandising. Previously, Mr. Weatherford served as Vice President, Store Operations from June 1995 until February 1998 when he was promoted to Senior Vice President, Store Operations. From April 1991 to June 1995, Mr. Weatherford served as a Regional Manager for the Company and from January 1990 to April 1991 he was a Senior Store Manager for the Company. From January 1988 to January 1990, Mr. Weatherford served as a Buyer and Store Design Director for the Company.

Mr. Allen joined the Company in December 1988 as a Regional Manager, was later promoted to Director of Store Operations and in 1998 became Vice President, Real Estate and Store Development. In March 2002, Mr. Allen was promoted to Senior Vice President, Store Operations with responsibility for Store Operations, Development and Real Estate. Prior to coming to Cost Plus, he was a District Manager for Liquor Barn, a discount beverage retailer, from 1986 to 1988. From 1981 to 1985, he was a store manager for Safeway Corporation, a food grocery chain.

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

Ms. Juckett joined Cost Plus, Inc in August 1997 as Vice President, Marketing and Advertising following an extensive career in the advertising industry on the agency side of the business. In March 2004, Ms. Juckett was promoted to Senior Vice President, Advertising and Marketing having responsibility for the complete multi-media multi-market advertising programs for the Company and special market research projects. Ms. Juckett’s accomplishments prior to joining Cost Plus Inc. included the development and successful management of advertising programs for a wide range of retail, packaged goods and service oriented clients.

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

PART II

Information called for by Part II (Items 5, 6, 7, 7A and 8) has been filed as Exhibit 13 to this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s fiscal 2003 Annual Report to Shareholders (on page 32), filed as Exhibit 13 to this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the Company’s fiscal 2003 Annual Report to Shareholders (on page 21), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the Company’s fiscal 2003 Annual Report to Shareholders (on pages 22-31), filed as Exhibit 13 to this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the Company’s 2003 fiscal Annual Report to Shareholders (on page 32), filed as Exhibit 13 to this report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is incorporated herein by reference to the Company’s fiscal 2003 Annual Report to Shareholders (on pages 21 and 33-48), filed as Exhibit 13 to this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with Securities and Exchange Commission not later than May 30, 2004 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of this Code of Business Conduct and Ethics is filed as an exhibit to this report on Form 10-K.

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Principles and Practices,” respectively, in our Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as at the end of the most recently competed fiscal year.

	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1994 Stock Option Plan	5,717	$2.56	None
1995 Stock Option Plan	1,844,430	$22.47	603,414
1996 Director Option Plan	216,504	$23.10	88,215

Total	2,066,651	$22.48	691,629

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Accountant Fees” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	Financial Statements:

The following financial statements of Cost Plus, Inc. are incorporated herein by reference to the Company’s fiscal 2003 Annual Report to Shareholders for the year ended January 31, 2004, filed as Exhibit 13 to this report on Form 10-K:

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Report

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

3.	List of Exhibits:

See Exhibit Index beginning on page 15.

(b)	Reports on Form 8-K:

The following reports were filed for the last quarter of the fiscal year:

On November 6, 2003, the Company filed a current report on Form 8-K dated November 6, 2003, reporting a press release regarding the Company’s fiscal 2003 third quarter sales and same store sales data and endorsed its third quarter earnings guidance.

On November 19, 2003, the Company filed a current report on Form 8-K dated November 19, 2003, reporting a press release regarding the Company’s fiscal 2003 third quarter sales and earnings data and provided fourth quarter earnings guidance and updated full year earnings guidance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 14, 2004	By:	/s/ Murray H. Dashe
Murray H. Dashe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Murray H. Dashe Murray H. Dashe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 14, 2004

/s/ John J. Luttrell John J. Luttrell	Senior Vice President, Chief Financial Officer (Principal Accounting Officer)	April 14, 2004

/s/ Joseph H. Coulombe Joseph H. Coulombe	Director	April 14, 2004

/s/ Barry J. Feld Barry J. Feld	Director	April 14, 2004

/s/ Danny W. Gurr Danny W. Gurr	Director	April 14, 2004

/s/ Kim D. Robbins Kim D. Robbins	Director	April 14, 2004

/s/ Fredric M. Roberts Fredric M. Roberts	Director	April 14, 2004

/s/ Thomas D. Willardson Thomas D. Willardson	Director	April 14, 2004

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated February 26, 2004.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.2

Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated

February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.4	Lease agreement between the Company and GEM 460 Associates I, LLC for a storage and distribution warehouse located in Isle of Wight County, Virginia, incorporated by reference to Exhibit 10.19 of the Form 10-Q filed for the quarter ended May 5, 2001.

10.4.1	Amendment to the lease agreement between the Company and GEM 460 Associates I, LLC, dated January 24, 2002, for a storage and distribution warehouse located in Isle of Wight County, Virginia, incorporated by reference to Exhibit 10.4.1 of the Form 10-K filed for the year ended February 1, 2003.

10.4.2	Real Estate Purchase Contract between the Company and GEM Big Bethel, L.L.C., dated January 6, 2004, for the purchase of a storage and distribution warehouse located in Isle of Wight County, Virginia.

10.5	Business Loan Agreement, dated May 29, 2002, between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2002.

10.5.1	Amendment to the Business Loan Agreement, dated February 12, 2003, between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer, incorporated by reference to Exhibit 10.5.1 of the Form 10-K filed for the year ended February 1, 2003.

10.6♦	1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 effective April 3, 1996.

10.7♦	1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 3, 2002.

10.7.1♦	Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.8♦	1996 Director Option Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.8.1♦	Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.9♦	1996 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 effective April 3, 1996.

10.10♦	The Cost Plus, Inc. Deferred Compensation Plan effective October 1, 1997, incorporated by reference to Exhibit 10.11 to the Form 10-K filed for the year ended January 31, 1998.

10.11♦	Employment Agreement, dated July 3, 2002, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.12♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Gary D. Weatherford.

10.13♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Joan S. Fujii.

10.14♦	Executive Transition Agreement, dated May 7, 1999, between the Company and Ralph D. Dillon, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

10.15♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Stephen L. Higgins.

10.16♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and John J. Luttrell.

10.17♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Michael J. Allen.

10.18♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Judith A. Soares.

10.19♦	Employment Severance Agreement, dated March 12, 2004, between the Company and Patricia W. Juckett.

13	Registrant’s 2003 Annual Report to Shareholders (only those portions specifically incorporated by reference into this Report are deemed “filed” with the Securities and Exchange Commission).

14	Code of Business Conduct and Ethics.

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensation plan or arrangement.