Form 10-K/A
period 2004-01-31
COST PLUS INC/CA/
filed 2004-05-18
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Principles and Practices,” respectively, in our Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “ Executive Officers of the Registrant” at the end of Part I of this report.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which is filed as an exhibit to this report on Form 10-K. The policy applies to our Chief Executive Officer and our Chief Financial Officer, who also serves as our principal accounting officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 3. List of Exhibits:

See Exhibit Index beginning on page 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: May 18, 2004	By:	/s/ Murray H. Dashe
Murray H. Dashe
Chairman and Chief Executive Officer

2

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
14	Code of Ethics for Principal Executive and Senior Financial Officers

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3