Form 10-Q
period 2004-05-01
COST PLUS INC/CA/
filed 2004-06-10
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

The number of shares of Common Stock, $0.01 par value, outstanding on May 29, 2004 was 21,871,526.

COST PLUS, INC

FORM 10-Q

For the Quarter Ended May 1, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COST PLUS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	May 1, 2004	January 31, 2004	May 3, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,668	$52,431	$23,877
Short-term investments	1,004	8,999	—
Merchandise inventories, net	220,210	210,432	177,153
Other current assets	17,768	15,311	17,489

Total current assets	253,650	287,173	218,519

Property and equipment, net	122,671	123,854	119,399
Goodwill, net	4,178	4,178	4,178
Other assets, net	6,783	6,613	8,419

Total assets	$387,282	$421,818	$350,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,945	$61,008	$51,355
Income taxes payable	236	12,028	1,381
Accrued compensation	7,717	11,774	7,843
Other current liabilities	19,124	18,719	15,995

Total current liabilities	64,022	103,529	76,574

Capital lease obligations	35,695	36,167	37,533
Other long-term obligations	16,010	15,193	12,067
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 21,919,802; 21,822,781 and 21,384,396 shares	219	218	214
Additional paid-in capital	156,066	148,263	136,103
Retained earnings	115,270	118,448	88,024

Total shareholders’ equity	271,555	266,929	224,341

Total liabilities and shareholders’ equity	$387,282	$421,818	$350,515

See notes to condensed consolidated financial statements

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$185,703	$159,218
Cost of sales and occupancy	123,216	104,792

Gross profit	62,487	54,426

Selling, general and administrative expenses	54,863	48,610
Store preopening expenses	1,485	1,064

Income from operations	6,139	4,752
Interest income	53	212
Interest expense	(875)	(896)

Income before income taxes	5,317	4,068
Income taxes	2,020	1,505

Net income	$3,297	$2,563

Net income per weighted average share
Basic	$0.15	$0.12
Diluted	$0.15	$0.12

Weighted average shares outstanding
Basic	21,845	21,390
Diluted	22,556	21,731

See notes to condensed consolidated financial statements

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,297	$2,563
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,195	5,367
Changes in assets and liabilities:
Merchandise inventories	(9,778)	(4,765)
Other assets	(2,720)	1,824
Accounts payable	(24,063)	(6,764)
Income taxes payable	(9,914)	(8,348)
Other liabilities	(2,869)	(7,437)

Net cash used in operating activities	(39,852)	(17,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	7,995	—
Purchases of property and equipment	(4,919)	(3,817)
Proceeds from sale of property and equipment	—	85

Net cash provided by (used in) investing activities	3,076	(3,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(438)	(407)
Common stock repurchases	(7,687)	(4,708)
Proceeds from the issuance of common stock	7,138	577

Net cash used in financing activities	(987)	(4,538)

Net decrease in cash and cash equivalents	(37,763)	(25,830)
Cash and cash equivalents:
Beginning of period	52,431	49,707

End of period	$14,668	$23,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$813	$801

Cash paid for taxes	$11,935	$9,853

See notes to condensed consolidated financial statements

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 1, 2004 and May 3, 2003

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position at May 1, 2004 and May 3, 2003, the interim results of operations for the three months ended May 1, 2004 and May 3, 2003, and the changes in cash flows for the three months then ended. The balance sheet at January 31, 2004, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 31, 2004.

The results of operations for the three month period ended May 1, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

2. EMPLOYEE STOCK COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model.

The Company’s calculations are based on a multiple option approach, and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003
Net income, as reported	$3,297	$2,563
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,092)	(1,103)

Pro forma net income	$2,205	$1,460
Basic net income per weighted average share:
As reported	$0.15	$0.12
Pro forma	$0.10	$0.07
Diluted net income per weighted average share:
As reported	$0.15	$0.12
Pro forma	$0.10	$0.07

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
May 1, 2004
Shares	21,845	711	22,556
Amount	$0.15	$0.00	$0.15

May 3, 2003
Shares	21,390	341	21,731
Amount	$0.12	$0.00	$0.12

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended May 1, 2004 there were no anti-dilutive options. For the three months ended May 3, 2003 these options totaled 240,949.

4. REVOLVING LINE OF CREDIT

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and increasing to IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” where outstanding credit advances, as defined in the agreement, must be zero for not less than 30 consecutive days during the period from January 1, 2005 through March 31, 2005. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the agreement. In the case of a continuing event of default, the lenders under the agreement may eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. At each of the balance sheet dates, the Company complied with the loan covenant requirements. At May 1, 2004, the Company had no outstanding borrowings under its line of credit agreement and had $13.5 million outstanding under its letters of credit.

5. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In February 2003, the Company’s Board of Directors approved an additional repurchase of up to 500,000 shares of common stock, which was announced by the Company in March 2003. No shares were repurchased under this program in fiscal 2003. During the first quarter of fiscal 2004 the Company repurchased 200,500 shares of its common stock for $7.7 million. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

6. SUBSEQUENT EVENTS

In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this note at 4.82%. The swap will be accounted for as a cash flow hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activity.”

In order to meet its future growth requirements, the Company also plans to begin construction on a 500,000 square foot expansion to the existing Virginia distribution center. The added capacity is anticipated to come online in the first half of fiscal 2005. The Company estimates that it will spend approximately $24 million to $25 million on the expansion project, with approximately $21 million being spent in this fiscal year and the remainder being spent in fiscal 2005. The timing of such payments may vary substantially from these estimates due to inclement weather, construction delays or other factors, most of which are likely to be outside of management’s control. The Company intends to fund the majority of the expansion project through a new $20 million interest only revolving line of credit that matures on November 14, 2005, and the remaining amount will be financed through internally generated funds.

Upon completion of construction, the revolving line of credit will be retired, with up to $20 million converting to a new 10 year fully amortizing commercial real estate loan. This note will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which will be accounted for as a cash flow hedge in accordance with SFAS 133, to effectively fix the interest rate on the first $18 million of this note at 6.65%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements are identified, without exception, by use of the words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “may,” “will,” “should,” “project,” “continue,” “aims,” “intends,” “likely,” “plan” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements, and shareholders of Cost Plus, Inc. should carefully review the cautionary statements set forth in this form 10-Q, including “Factors that May Affect Future Results” beginning on page 10 hereof. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. As of May 1, 2004, the Company operated 212 stores in 26 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus” and “Cost Plus Imports.” The Company’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of the Company’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers.

The Company’s strategy is to increase market share through expansion by opening stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets that can support one or two stores and the Company believes can meet its profitability criteria. The Company has announced plans to grow its store base by another 16%, adding a net of 33 new stores in fiscal 2004.

Results of Operations

The three months ended May 1, 2004, as compared to the three months ended May 3, 2003.

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $26.5 million, or 16.6%, to $185.7 million in the first quarter of fiscal 2004, from $159.2 million in the first quarter of fiscal 2003. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 3.4%, or $5.2 million, in the first quarter of fiscal 2004, compared to 3.0%, or $3.8 million, in the first quarter of fiscal 2003. Comparable store sales increased primarily as a result of an increase in average transaction size per customer. The increase in average transaction size per customer resulted primarily from strong net sales increases in products such as furniture that carry a higher average price. Non-comparable store sales, which include all stores open less than fourteen full fiscal months, increased $21.3 million for the first quarter. As of May 1, 2004, the Company operated 212 stores compared to 181 stores as of May 3, 2003.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 64% of sales in the first quarter of 2004 compared to 63% in the prior year first quarter and consumables were 36% in the first quarter of 2004 compared to 37% in the prior year first quarter. The sales mix shift to home furnishings was primarily due to strong furniture sales.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, and certain facility costs, increased $18.4 million, or 17.6%, to $123.2 million, in the first quarter of fiscal 2004 compared to $104.8 million in the first quarter of fiscal 2003. Cost of sales increased $15.4 million primarily due to increased sales volume. Occupancy costs increased $3.1 million due to the addition of 31 net new stores as of May 1, 2004 compared to a year ago, higher real estate tax assessments, and increased common area maintenance costs passed through by landlords. Total cost of sales and occupancy as a percentage of sales was 66.4% for the first quarter compared to 65.8% for the first quarter of fiscal 2003 as a result of higher markdowns and increased occupancy rates.

Gross Profit As a percentage of net sales, first quarter gross profit was 33.6% in fiscal 2004 compared to 34.2% in fiscal 2003. The decrease in gross profit is primarily due to additional markdowns and higher occupancy rates.

Selling, General and Administrative (“SG&A”) Expenses SG&A expense increased $6.3 million, or 12.9%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The increase was primarily due to the addition of 31 net new stores as of May 1, 2004 compared to a year ago. As a percentage of net sales, SG&A expense decreased to 29.5% compared to 30.5% in the prior year. The decrease was primarily due to lower advertising and store payroll expense as a percent of sales, as well as tight control over other operating expenses and increased leverage on corporate overhead.

Store Preopening Expenses Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.5 million in the first quarter of fiscal 2004 compared to $1.1 million in the first quarter of fiscal 2003. The Company opened eight stores in the first quarter of fiscal 2004 compared to six stores in the same period last year. Expenses vary depending on the particular store site and whether it is located in a new or existing market.

Net Interest Expense Interest expense, which includes interest on capital leases and interest expense on the Company’s revolving line of credit, net of interest income earned on Company investments, was $822,000 in the first quarter of fiscal 2004 and $684,000 in the first quarter of fiscal 2003. The increase in net interest expense is primarily due to decreased interest income compared to the same period last year.

Income Taxes The Company’s effective tax rate was 38.0% in the first quarter of fiscal 2004 and 37.0% for the first quarter of fiscal 2003. The increase in the effective tax rate was due to the diminishing impact of certain employment and capital investment tax credits. The Company expects its effective tax rate to be 38.0% for the remainder of the year.

Factors That May Affect Future Results

The Company’s continued success depends, in part, upon its ability to increase sales at existing locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company’s existing strategies and store expansion program will result in a continuation of revenue and profit growth. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.

The Company’s future performance is subject to risks and uncertainties that include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, litigation, claims, and assessments against the Company, the Company’s ability to efficiently source and distribute products, the Company’s ability to realize expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, significant increases in the cost of fuel or utility services, changes in the level of consumer spending on, or preferences for, home-related merchandise, fluctuations in the value of the U.S. dollar against foreign currencies, changes in accounting rules and regulations, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife and the effects on the flow or price of merchandise from overseas, terrorist attacks and our nation’s response thereto and the Company’s ability to implement and integrate various new systems and technologies. In addition, the Company’s corporate headquarters, one of its distribution centers and a significant number of its stores are located in California; therefore, a downturn in the California economy or a major natural disaster could significantly affect the Company’s operating results and financial condition.

If the Company fails to maintain adequate internal controls, its ability to provide accurate financial reports could be impaired,

which could cause the Company’s share price to decrease substantially. The Company is continuously evaluating and working to improve its internal controls. Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. The Company’s evaluation of internal controls may conclude that enhancements, modifications or changes to internal controls are necessary to satisfy the requirements of the Sarbanes-Oxley Act of 2002. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause its failure to meet financial reporting obligations.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require a company to recognize as expense the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If the Company elects or is required to record an expense for its stock-based compensation plans using the fair value method as described in the Exposure Draft, the Company could have significant and ongoing accounting charges, which could significantly reduce its net income.

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

Liquidity and Capital Resources

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. In fiscal 2004 and 2005, the Company’s purchase and expansion of its Virginia distribution center will also be a significant use of cash. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, short-term investments, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Virginia Distribution Center In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this note at 4.82%.

In order to meet its future growth requirements, the Company also plans to begin construction on a 500,000 square foot expansion to the existing Virginia distribution center. The added capacity is anticipated to come online in the first half of fiscal 2005. The Company estimates that it will spend approximately $24 million to $25 million on the expansion project, with approximately $21 million being spent in this fiscal year and the remainder being spent in fiscal 2005. The timing of such payments may vary substantially from these estimates due to inclement weather, construction delays or other factors, most of which are likely to be outside of management’s control. The Company intends to fund the majority of the expansion project through a new $20 million interest only revolving line of credit that matures on November 14, 2005, and the remaining amount will be financed through internally generated funds.

Upon completion of construction, the revolving line of credit will be retired, with up to $20 million converting to a new 10 year fully amortizing commercial real estate loan. This note will bear interest at LIBOR plus 0.9%. The company has entered into an interest rate swap agreement to effectively fix the interest rate on the first $18 million of this note at 6.65%.

Historical Performance Net cash used by operating activities totaled $39.9 million for the first quarter of fiscal 2004, an increase of $22.3 million from the first quarter of fiscal 2003. The increase in net cash used by operations was primarily due to a decrease in accounts payable and an increase in merchandise inventories. Accounts Payable generated a net cash outflow of $24.1 million for the first quarter this year compared to $6.8 million last year. The increase was primarily due to a change in the payment process related to foreign vendors to ensure a smooth flow of inventory and the automation of the payment process for certain beverage vendors to allow for the recovery of significant cash deposits. Inventory purchases were higher this year primarily due to the addition of 31 net new stores compared to a year ago. The increase in net cash used by operating activities was partially offset by higher net income adjusted for non-cash depreciation and amortization, and an increase in other liabilities, primarily deferred taxes and unredeemed gift cards.

Net cash provided by investing activities totaled $3.1 million in the first quarter of fiscal 2004 compared to net cash used of $3.7 million in the first quarter of fiscal 2003, an increase of $6.8 million. The increase resulted primarily from the maturity of $8.0 million in short-term investments partially offset by an increase in capital expenditures. The increase in capital expenditures resulted primarily from opening two more stores in the first quarter of fiscal 2004 compared to the same period last year. The Company estimates that total fiscal 2004 capital expenditures will approximate $76.0 million, including $26.5 million to purchase the Virginia distribution center and $21.0 million to be spent on the Virginia distribution center expansion project this year.

Net cash used by financing activities was $987,000 in the first quarter of fiscal 2004, which included $7.7 million used to repurchase 200,500 shares of the Company’s common stock, offset by proceeds of $7.1 million from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans.

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 1.125% from June 2, 2003 to June 1, 2004 and increasing to IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” where outstanding credit advances, as defined in the agreement, must be zero for not less than 30 consecutive days during the period from January 1, 2005 through March 31, 2005. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the agreement. In the case of a continuing event of default, the lenders under the agreement may eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. At each of the balance sheet dates, the Company complied with the loan covenant requirements. At May 1, 2004, the Company had no outstanding borrowings under its line of credit agreement and had $13.5 million outstanding under its letters of credit.

Available Information

The Company’s Internet web-site address is http://www.worldmarket.com. The Company makes available through its Internet web-site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in the Company’s report on Form 10-K filed for the fiscal year ended January 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchase Program

The following table sets forth the share repurchase activity for the first quarter ended May 1, 2004:

	Three Months Ended May 1, 2004
	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Program
Feb. 1, 2004- Feb. 28, 2004	110,000	$36.89	110,000	390,000
Feb. 29, 2004- April 3, 2004	90,500	40.01	90,500	299,500
April 4, 2004-May 1, 2004	—	—	—	—

Total	200,500	$38.30	200,500	299,500

(1)	In March 2003, the Company announced a repurchase program of up to 500,000 shares of common stock. The program does not require the Company to repurchase any common stock and may be discontinued at any time. No repurchase plans or programs expired during the first quarter of fiscal 2004, and the Company has not determined to terminate any such plans or programs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Loan Agreement dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.1.1	Revolving Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.1.2	Commercial Real Estate Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.1.3	Credit Line and Construction Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing is made as of May 14, 2004, by Cost Plus, Inc., as trustor, PRLAP, Inc., Trustee, as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.2	Employment Severance Agreement dated May 3, 2004 between the Company and Theresa Strickland.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 5, 2004, the Company filed a current report on Form 8-K dated February 5, 2004, reporting under Item 12 a press release regarding the Company’s fourth quarter and fiscal year sales and same store sales data in which it also revised earnings guidance for the fourth quarter and fiscal year.

On March 18, 2004, the Company filed a current report on Form 8-K dated March 18, 2004, reporting under Item 12 a press release regarding the Company’s fourth quarter and fiscal 2003 sales and earnings data in which it also provided initial guidance for fiscal 2004 and reported on its share repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: June 9, 2004	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell
Senior Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Loan Agreement dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.1.1	Revolving Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.1.2	Commercial Real Estate Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.1.3	Credit Line and Construction Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing is made as of May 14, 2004, by Cost Plus, Inc., as trustor, PRLAP, Inc., Trustee, as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.2	Employment Severance Agreement dated May 3, 2004 between the Company and Theresa Strickland.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.