Form 10-Q
period 2004-07-31
COST PLUS INC/CA/
filed 2004-09-09
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

The number of shares of Common Stock, $0.01 par value, outstanding on September 3, 2004 was 21,838,454.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended July 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	July 31, 2004	January 31, 2004	August 2, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,262	$52,431	$8,167
Short-term investments	—	8,999	—
Merchandise inventories, net	228,432	210,432	193,251
Other current assets	17,174	15,311	19,590

Total current assets	250,868	287,173	221,008

Property and equipment, net	136,805	123,854	118,893
Goodwill, net	4,178	4,178	4,178
Other assets, net	6,925	6,613	9,259

Total assets	$398,776	$421,818	$353,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,775	$61,008	$41,969
Income taxes payable	919	12,028	641
Accrued compensation	9,773	11,774	9,796
Current notes payable	1,601	—	—
Other current liabilities	19,609	18,719	16,159

Total current liabilities	65,677	103,529	68,565

Capital lease obligations	15,954	36,167	37,087
Long-term notes payable	27,816	—	—
Other long-term obligations	17,161	15,193	13,364
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 21,862,035; 21,822,781 and 21,657,523 shares	219	218	217
Additional paid-in capital	155,952	148,263	143,208
Retained earnings	116,722	118,448	90,897
Accumulated other comprehensive loss	(725)	—	—

Total shareholders’ equity	272,168	266,929	234,322

Total liabilities and shareholders’ equity	$398,776	$421,818	$353,338

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$189,500	$159,760	$375,203	$318,978
Cost of sales and occupancy	125,643	104,825	248,859	209,617

Gross profit	63,857	54,935	126,344	109,361

Selling, general and administrative expenses	55,880	48,471	110,743	97,081
Store preopening expenses	1,764	1,203	3,249	2,267

Income from operations	6,213	5,261	12,352	10,013
Net interest expense	759	700	1,581	1,384

Income before income taxes	5,454	4,561	10,771	8,629
Income taxes	2,073	1,688	4,093	3,193

Net income	$3,381	$2,873	$6,678	$5,436

Net income per weighted average share
Basic	$0.15	$0.13	$0.31	$0.25
Diluted	$0.15	$0.13	$0.30	$0.25

Weighted average shares outstanding
Basic	21,880	21,553	21,862	21,471
Diluted	22,326	22,305	22,435	22,045

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,678	$5,436
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,622	10,840
Changes in assets and liabilities:
Merchandise inventories	(18,001)	(20,863)
Other assets	(2,442)	(1,182)
Accounts payable	(27,233)	(16,150)
Income taxes payable	(9,199)	(7,641)
Other liabilities	532	(4,055)

Net cash used in operating activities	(37,043)	(33,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	8,999	—
Purchases of property and equipment	(45,228)	(9,982)
Proceeds from sale of property and equipment	—	1,348

Net cash used in investing activities	(36,229)	(8,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	29,500	—
Principal payments on notes payable	(83)	—
Principal payments on capital lease obligations	(690)	(821)
Common stock repurchases	(10,086)	(4,708)
Proceeds from the issuance of common stock	7,462	6,238

Net cash provided by financing activities	26,103	709

Net decrease in cash and cash equivalents	(47,169)	(41,540)
Cash and cash equivalents:
Beginning of period	52,431	49,707

End of period	$5,262	$8,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,585	$1,652

Cash paid for taxes	$13,042	$10,833

NON-CASH FINANCING AND INVESTING:
Termination of Capital Lease (Note 7):
Capital lease obligation	$(19,846)	$—

Capital lease asset	$18,690	$—

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended July 31, 2004 and August 2, 2003

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company’s financial position at July 31, 2004 and August 2, 2003, the interim results of operations for the three and six months ended July 31, 2004 and August 2, 2003, and changes in cash flows for the six months ended July 31, 2004 and August 2, 2003. The balance sheet at January 31, 2004, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 31, 2004. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The results of operations for the three and six month periods ended July 31, 2004, presented herein, are not indicative of the results to be expected for the full year.

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

The Company’s calculations are based on a multiple option approach, and forfeitures are recognized as they occur. Had compensation cost for the stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$3,381	$2,873	$6,678	$5,436
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,264)	(1,235)	(2,356)	(2,338)

Pro forma net income	$2,117	$1,638	$4,322	$3,098

Basic net income per weighted average share:
As reported	$0.15	$0.13	$0.31	$0.25
Pro forma	$0.10	$0.08	$0.20	$0.14
Diluted net income per weighted average share:
As reported	$0.15	$0.13	$0.30	$0.25
Pro forma	$0.09	$0.07	$0.19	$0.14

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
July 31, 2004
Shares	21,880	446	22,326	21,862	573	22,435
Amount	$0.15	$0.00	$0.15	$0.31	$0.01	$0.30

August 2, 2003
Shares	21,553	752	22,305	21,471	574	22,045
Amount	$0.13	$0.00	$0.13	$0.25	$0.00	$0.25

Options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 31, 2004 and August 2, 2003 total options excluded were 606,079 and zero. For the six months ended July 31, 2004 and August 2, 2003 total options excluded were 514,000 and 211,541.

4. COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended July 31, 2004 and August 2, 2003 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$3,381	$2,873	$6,678	$5,436
Other comprehensive loss-cash flow hedge	(725)	—	(725)	—

Comprehensive income	$2,656	$2,873	$5,953	$5,436

5. REVOLVING LINE OF CREDIT AND NOTES PAYABLE

The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit of up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” where outstanding credit advances, as defined in the agreement, must be zero for not less than 30 consecutive days during the period from January 1, 2005 through March 31, 2005. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the agreement. In the case of a continuing event of default, the lenders under the agreement may eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. At each of the balance sheet dates, the Company complied with the loan covenant requirements. At July 31, 2004, the Company had no outstanding borrowings under its line of credit agreement, $12.9 million outstanding under its letters of credit and $29.4 million outstanding in notes payable (see note 7).

6. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In February 2003, the Company’s Board of Directors approved a repurchase of up to 500,000 shares of common stock, which was announced by the Company in March 2003. No shares were repurchased under this program in fiscal 2003. The Company repurchased 200,500 shares of its common stock for $7.7 million in the first quarter of fiscal 2004 and 75,000 shares for $2.4 million in the second quarter of fiscal 2004. The program does not require the Company to repurchase any common stock and may be discontinued at any time. No repurchase plans or programs expired during the second quarter of fiscal 2004, and the Company has not determined to terminate any such plans or programs.

The following table sets forth the share repurchase activity for the second quarter ended July 31, 2004:

	Three Months Ended July 31, 2004
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
May 2, 2004 - May 29, 2004	50,000	$31.79	50,000	249,500
May 30, 2004 - July 3, 2004	—	—	—	—
July 4, 2004 – July 31, 2004	25,000	32.24	25,000	224,500

Total	75,000	$31.94	75,000	224,500

7. DISTRIBUTION CENTER ACQUISITION AND EXPANSION

In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this note at 4.82%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

In order to meet its anticipated future growth requirements, the Company has begun construction of a 500,000 square foot expansion to the existing Virginia distribution center. The added capacity is anticipated to come online in the first half of fiscal 2005. The Company estimates that it will spend approximately $25 million on the expansion project, with approximately $22 million being spent in this fiscal year and the remainder being spent in fiscal 2005. The timing of such payments may vary substantially from these estimates due to weather conditions during the construction period, delays in construction or other factors, most of which are likely to be outside of management’s control.

The Company is funding the majority of the expansion project through a new $20 million interest only revolving line of credit that bears interest at LIBOR plus 0.9% and matures in November 2005 and anticipates that the remaining amount will be financed through internally generated funds. Upon completion of construction, the revolving line of credit will be retired, with up to $20 million converting to a new 10 year fully amortizing commercial real estate loan. This note will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with SFAS No. 133, to effectively fix the interest rate on the first $18 million of this note at 6.65%. As of July 31, 2004, the Company had drawn $9.5 million against the revolving line of credit and has classified such amounts as long-term notes payable on the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements are identified, without limitation, by use of the words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “may,” “will,” “should,” “project,” “continue,” “aims,” “intends,” “likely,” “plan” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements, and shareholders of Cost Plus, Inc. should carefully review the cautionary statements set forth in this form 10-Q, including “Factors that May Affect Future Results” beginning on page 10 hereof. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. As of July 31, 2004, the Company operated 220 stores in 27 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus” and “Cost Plus Imports.” The Company’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of the Company’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

The Company’s strategy is to increase market share through expansion by opening stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets that can support one or two stores and the Company believes can meet its profitability criteria. The Company has announced plans to increase its store base by adding a net of 33 new stores in fiscal 2004.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended July 31, 2004 as compared to the three months and six months ended August 2, 2003.

Net Sales. Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $29.7 million, or 18.6%, to $189.5 million in the second quarter of fiscal 2004 from $159.8 million in the second quarter of fiscal 2003. Year-to-date, net sales were $375.2 million compared to $319.0 million for the same period last year, an increase of $56.2 million, or 17.6%. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 3.2%, or $4.9 million, in the second quarter of fiscal 2004, compared to 3.4%, or $4.4 million, in the second quarter of fiscal 2003. Year-to-date comparable store sales increased 3.3% compared to a 3.2% increase in the prior year. Comparable store sales increased primarily as a result of an increase in average transaction size due to strong net sales increases in products such as furniture that carry a higher average retail price. As of July 31, 2004, the calculation of comparable store sales included a base of 180 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $24.9 million for the second quarter and $46.1 million year-to-date. As of July 31, 2004, the Company operated 220 stores, compared to 187 stores as of August 2, 2003.

The Company classifies its sales into the home furnishings and consumables product lines. In the second quarter, home furnishings accounted for 68% of total sales compared to 67% last year, and consumables accounted for 32% compared to 33% last year. Year-to-date, home furnishings accounted for 66% of total sales compared to 65% last year, and consumables accounted for 34% of total sales compared with 35% last year.

Cost of Sales and Occupancy. Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, and certain facilities costs, increased $20.8 million, or 19.9%, in the second quarter of fiscal 2004 compared to the second quarter last year. Cost of sales increased $17.4 million primarily due to the increased sales volume. Occupancy costs increased $3.4 million due to the addition of 33 net new stores as of July 31, 2004 compared to a year ago, higher real estate tax assessments, and increased common area maintenance costs passed through by landlords. Year-to-date, cost of sales and occupancy increased $39.2 million, or 18.7%. Year-to-date cost of sales increased $32.8 million primarily due to the increased sales volume and year-to-date occupancy costs increased $6.4 million.

Gross Profit. As a percentage of net sales, gross profit was 33.7% for the second quarter and year-to-date periods of fiscal 2004 compared to 34.4% and 34.3% for the second quarter and year-to-date periods of fiscal 2003. The decrease in gross profit percentage compared to the prior year resulted from higher markdowns to clear aging merchandise and higher occupancy rates partially offset by higher initial markups.

Selling, General and Administrative (“SG&A”) Expenses. Compared to the same periods last year, SG&A expenses increased $7.4 million in the second quarter of fiscal 2004 and $13.7 million year-to-date. The increase was primarily due to the addition of 33 net new stores as of July 31, 2004 compared to a year ago. As a percentage of net sales, SG&A expenses decreased to 29.5% in the second quarter of fiscal 2004 from 30.4% in the second quarter of the prior year. Year-to-date, SG&A expense decreased to 29.5% from 30.5% for the same period last year. The decrease was primarily due to lower advertising and store payroll expense as a percentage of sales, as well as tight control over other operating expenses and increased leverage on corporate overhead.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.8 million in the second quarter of fiscal 2004 and $1.2 million in the second quarter of fiscal 2003. The Company opened nine stores in the second quarter of fiscal 2004 compared to seven stores in the second quarter of fiscal 2003. Year-to-date, store preopening expenses were $3.2 million compared to $2.3 million for the same period last year, with 17 stores opened year-to-date compared to 13 for the same period last year. Expenses vary depending on the particular store site and whether it is located in a new or existing market.

Net interest expense. Net interest expense, which includes interest on capital leases and debt and interest earned on investments, was $759,000 in the second quarter of fiscal 2004 compared to $700,000 in the second quarter of fiscal 2003. Year-to-date, net interest expense was $1.6 million versus $1.4 million last year. The increase in net interest expense for the quarter and year-to-date was primarily the result of decreased interest income compared to the same periods last year.

Income Taxes. The Company’s effective tax rate was 38.0% in second quarter of fiscal 2004 compared to 37.0% in the second quarter of last year. The increase in the effective tax rate was due to the diminishing impact of certain employment and capital investment tax credits. The Company expects its effective tax rate to be 38.0% for the remainder of the year.

Factors That May Affect Future Results

The Company’s continued success depends, in part, upon its ability to increase sales at existing locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company’s existing strategies and store expansion program will result in continued revenue and profit growth. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.

The Company’s future performance is subject to risks and uncertainties that include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, litigation, claims, and assessments against the Company, the Company’s ability to efficiently source and distribute products, the Company’s ability to realize expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, significant increases in the cost of fuel or utility services, changes in the level of consumer spending on, or preferences for, home-related merchandise, fluctuations in the value of the U.S. dollar against foreign currencies, changes in accounting rules and regulations, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife and the effects on the flow or price of merchandise from overseas, terrorist attacks and our nation’s response thereto and the Company’s ability to implement and integrate various new systems and technologies. In addition, the Company’s corporate headquarters, one of its distribution centers and a significant number of its stores are located in California; therefore, a downturn in the California economy or a major natural disaster in the state of California could significantly affect the Company’s operating results and financial condition.

If the Company fails to maintain adequate internal controls, its ability to provide accurate financial reports could be impaired, which could cause the Company’s share price to decrease substantially. The Company is continuously evaluating and working to improve its internal control over financial reporting. Effective internal controls are necessary for the Company to provide reliable financial reports and to prevent and detect fraud. The Company’s evaluation of internal controls may conclude that enhancements, modifications or changes to internal controls are necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause its failure to meet financial reporting obligations.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If the Company elects or is required to record an expense for its stock-based compensation plans using the fair value method as described in the Exposure Draft, the Company could have significant and ongoing accounting charges, which could significantly reduce its net income.

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

Liquidity and Capital Resources

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. In fiscal 2004 and 2005, the Company’s purchase and expansion of its Virginia distribution center has and will continue to result in significant use of cash. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, short-term investments, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Acquisition and Expansion In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this note at 4.82%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

In order to meet its anticipated future growth requirements, the Company has begun construction of a 500,000 square foot expansion to the existing Virginia distribution center. The added capacity is anticipated to come online in the first half of fiscal 2005. The Company estimates that it will spend approximately $25 million on the expansion project, with approximately $22 million being spent in this fiscal year and the remainder being spent in fiscal 2005. The timing of such payments may vary substantially from these estimates due to weather conditions during the construction period, delays in construction or other factors, most of which are likely to be outside of management’s control.

The Company is funding the majority of the expansion project through a new $20 million interest only revolving line of credit that bears interest at LIBOR plus 0.9% and matures in November 2005 and anticipates that the remaining amount will be financed through internally generated funds. Upon completion of construction, the revolving line of credit will be retired, with up to $20 million converting to a new 10 year fully amortizing commercial real estate loan. This note will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with SFAS No. 133, to effectively fix the interest rate on the first $18 million of this note at 6.65%. As of July 31, 2004, the Company had drawn $9.5 million against the revolving line of credit and has classified such amounts as long-term notes payable on the balance sheet.

Historical Performance Net cash used in operating activities totaled $37.0 million for the first half of fiscal 2004, an increase of $3.4 million over the same period last year. The increase in net cash used in operations was primarily due to the increased net cash outflow generated by accounts payable of $27.2 million compared to $16.1 million last year. The increase is due to fluctuations in the timing of inventory receipts and payments, a change in the payment process related to foreign vendors to ensure a smooth flow of inventory, and the automation of the payment process for certain beverage vendors to allow for the recovery of cash deposits. The increase in net cash used in operating activities was partially offset by higher net income adjusted for non-cash depreciation and amortization, and lower net cash outflows from inventory purchases and other liabilities.

Net cash used in investing activities totaled $36.2 million in the first half of fiscal 2004 compared to net cash used of $8.6 million in the first half of fiscal 2003, an increase of $27.6 million. The increase was primarily due to the purchase of the Virginia distribution center in May 2004 for $26.5 million and $9.5 million spent on the Virginia distribution center expansion project in the first half of fiscal 2004. The increase in cash used in investing activities was partially offset by the maturity of $9.0 million in short-term investments. The Company estimates that total fiscal 2004 capital expenditures will approximate $76 million, including the $26.5 million used to purchase the Virginia distribution center and $22 million estimated to be spent on the Virginia distribution center expansion project this fiscal year.

Net cash provided by financing activities was $26.1 million in the first half of fiscal 2004 compared to $709,000 in the first half of fiscal 2003. The increase was primarily due to $29.4 million in net borrowings related to the Virginia distribution center purchase and expansion project. In addition, the Company also received $7.5 million from the issuance of common stock in connection with its stock option and employee stock purchase plans versus $6.2 million received last year. The increase in net cash provided by financing was partially offset by $10.1 million used to repurchase 275,500 shares of the Company’s common stock under its stock repurchase program versus $4.7 million spent to repurchase 201,400 shares last year.

Revolving Line of Credit The Company has an unsecured revolving line of credit agreement with a group of banks that expires on June 1, 2005. The agreement allows for cash borrowings and letters of credit up to $30.0 million from January through June of each year, increasing to $75.0 million from July through December of each year to coincide with Holiday borrowing needs. Interest is paid quarterly in arrears on base rate loans and at each interest period applicable to IBOR loans (30, 60 and 90 days) based on the Company’s election of the bank’s reference rate or IBOR plus 1.25% from June 2, 2004 to June 1, 2005. The agreement requires a 30-day “clean-up period” where outstanding credit advances, as defined in the agreement, must be zero for not less than 30 consecutive days during the period from January 1, 2005 through March 31, 2005. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the agreement. In the case of a continuing event of default, the lenders under the agreement may eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. At each of the balance sheet dates, the Company complied with the loan covenant requirements. At July 31, 2004, the Company had no outstanding borrowings under its line of credit agreement and had $12.9 million outstanding under its letters of credit.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is contained in Note 6 of “Notes to Condensed Consolidated Financial Statements” in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2004 Annual Meeting of Shareholders held on July 1, 2004, the shareholders voted on the following proposals, each of which was approved:

Proposal 1.	To elect seven directors for the ensuing year and until their successors are elected.

Proposal 2.	To approve the Cost Plus, Inc. 2004 Stock Plan to reserve up to 900,000 new shares of common stock for issuance; to transfer up to an additional 100,000 remaining shares available for issuance under the 1995 Stock Option Plan and terminate the 1995 Stock Option Plan for any new grants; to transfer up to an additional 800,000 shares subject to outstanding options under the 1995 Stock Option Plan if they expire without being exercised; and to include the ability to grant restricted stock, stock appreciation rights, performance shares, performance units and deferred stock units.

Proposal 3.	To approve an amendment to the Company’s 1996 Director Option Plan to increase the shares reserved for issuance thereunder by 100,000 shares.

Proposal 4.	To ratify and approve the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 29, 2005.

2004 ANNUAL MEETING ELECTION RESULTS

Proposal 1 - Election of Directors

Name	For	Withheld
Murray H. Dashe	19,518,584	752,168
Joseph H. Coulombe	19,964,210	306,542
Barry J. Feld	19,485,002	785,750
Danny W. Gurr	20,024,803	245,949
Kim D. Robbins	19,410,556	860,196
Fredric M. Roberts	19,412,038	858,714
Thomas D. Willardson	19,523,261	747,491

Proposals 2, 3 and 4

Proposal	For	Against	Abstain	Broker Non-Votes
2. Approve 2004 Stock Plan	13,996,131	4,846,124	9,784	0

3. Approve Amendment to the 1996 Director Option Plan	11,255,511	5,343,548	2,252,980	0

4. Ratify appointment of Deloitte & Touche LLP	20,281,028	276,892	3,491	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Cost Plus, Inc. 2004 Stock Plan, incorporated by reference to exhibit 4.4 of the registration statement on Form S-8 effective September 3, 2004.

10.2	Cost Plus, Inc. 1996 Director Option Plan as amended July 1, 2004, incorporated by reference to exhibit 4.5 of the registration statement on Form S-8 effective September 3, 2004.

10.3	Cost Plus, Inc. Deferred Compensation Plan as amended and restated effective May 21, 2004, incorporated by reference to exhibit 4.6 of the registration statement on Form S-8 effective September 3, 2004.

10.4	Second Amendment to the Credit Agreement and Waiver, dated April 20, 2004 between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer.

10.5	Third Amendment to the Credit Agreement, dated August 5, 2004 between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 7, 2004, the Company filed a current report on Form 8-K dated May 7, 2004, reporting a press release that was issued regarding its first quarter of fiscal 2004 sales and same-store sales data and reaffirmed first quarter earnings guidance.

On May 20, 2004, the Company filed a current report on Form 8-K dated May 20, 2004, reporting a press release that was issued regarding its first quarter of fiscal 2004 sales and earnings data and provided second quarter and full year earnings guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 9, 2004	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell
Senior Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Cost Plus, Inc. 2004 Stock Plan, incorporated by reference to exhibit 4.4 of the registration statement on Form S-8 effective September 3, 2004.

10.2	Cost Plus, Inc. 1996 Director Option Plan as amended July 1, 2004, incorporated by reference to exhibit 4.5 of the registration statement on Form S-8 effective September 3, 2004.

10.3	Cost Plus, Inc. Deferred Compensation Plan as amended and restated effective May 21, 2004, incorporated by reference to exhibit 4.6 of the registration statement on Form S-8 effective September 3, 2004.

10.4	Second Amendment to the Credit Agreement and Waiver, dated April 20, 2004 between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer.

10.5	Third Amendment to the Credit Agreement, dated August 5, 2004 between the Company and Bank of America, N.A. as Administrative Agent & L.C. Issuer.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.