Form 10-Q
period 2004-10-30
COST PLUS INC/CA/
filed 2004-12-09
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

The number of shares of Common Stock, $0.01 par value, outstanding on December 6, 2004 was 21,779,708.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended October 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,549	$52,431	$3,705
Short-term investments	—	8,999	—
Merchandise inventories, net	282,994	210,432	250,244
Other current assets	23,758	15,311	22,914

Total current assets	311,301	287,173	276,863

Property and equipment, net	149,699	123,854	123,408
Goodwill, net	4,178	4,178	4,178
Other assets, net	6,477	6,613	8,901

Total assets	$471,655	$421,818	$413,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,163	$61,008	$59,885
Income taxes payable	—	12,028	157
Accrued compensation	7,384	11,774	9,255
Revolving line of credit	32,500	—	35,900
Current notes payable	1,601	—	—
Other current liabilities	20,919	18,719	18,347

Total current liabilities	131,567	103,529	123,544

Capital lease obligations	15,580	36,167	36,632
Long-term notes payable	37,925	—	—
Other long-term obligations	18,470	15,193	14,127
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 21,751,389; 21,822,781 and 21,795,492 shares	218	218	218
Additional paid-in capital	156,015	148,263	147,074
Retained earnings	113,245	118,448	91,755
Accumulated other comprehensive loss	(1,365)	—	—

Total shareholders’ equity	268,113	266,929	239,047

Total liabilities and shareholders’ equity	$471,655	$421,818	$413,350

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$190,416	$170,019	$565,619	$488,997
Cost of sales and occupancy	128,309	113,061	377,168	322,678

Gross profit	62,107	56,958	188,451	166,319

Selling, general and administrative expenses	59,292	53,067	170,035	150,148
Store preopening expenses	1,543	1,567	4,792	3,834

Income from operations	1,272	2,324	13,624	12,337
Net interest expense	677	962	2,258	2,346

Income before income taxes	595	1,362	11,366	9,991
Income taxes	226	504	4,319	3,697

Net income	$369	$858	$7,047	$6,294

Net income per weighted average share:
Basic	$0.02	$0.04	$0.32	$0.29
Diluted	$0.02	$0.04	$0.31	$0.28

Weighted average shares outstanding:
Basic	21,838	21,740	21,854	21,561
Diluted	22,276	22,537	22,380	22,228

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 30, 2004	November 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,047	$6,294
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,485	16,578
Changes in assets and liabilities:
Merchandise inventories	(72,562)	(77,856)
Other assets	(8,685)	(4,246)
Accounts payable	8,155	1,766
Income taxes payable	(9,870)	(7,136)
Other liabilities	109	(1,679)

Net cash used in operating activities	(57,321)	(66,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	8,999	—
Purchases of property and equipment	(63,878)	(20,137)
Proceeds from sale of property and equipment	—	1,348

Net cash used in investing activities	(54,879)	(18,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	32,500	35,900
Proceeds from notes payable	40,000	—
Principal payments on notes payable	(474)	—
Principal payments on capital lease obligations	(1,052)	(1,242)
Common stock repurchases	(14,874)	(4,708)
Proceeds from the issuance of common stock	8,218	9,116

Net cash provided by financing activities	64,318	39,066

Net decrease in cash and cash equivalents	(47,882)	(46,002)
Cash and cash equivalents:
Beginning of period	52,431	49,707

End of period	$4,549	$3,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,361	$2,574

Cash paid for taxes	$15,082	$10,833

NON-CASH FINANCING AND INVESTING
Termination of capital lease (Note 7):
Capital lease obligation	$(19,846)	$—

Capital lease asset	$18,690	$—

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 30, 2004 and November 1, 2003

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company’s financial position at October 30, 2004 and November 1, 2003, the interim results of operations for the three and nine months ended October 30, 2004 and November 1, 2003, and changes in cash flows for the nine months ended October 30, 2004 and November 1, 2003. The balance sheet at January 31, 2004, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended October 30, 2004, presented herein, are not indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income, as reported	$369	$858	$7,047	$6,294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,257)	(1,171)	(3,613)	(3,508)

Pro forma net income (loss)	$(888)	$(313)	$3,434	$2,786

Basic net income (loss) per weighted average share:
As reported	$0.02	$0.04	$0.32	$0.29
Pro forma	$(0.04)	$(0.01)	$0.16	$0.13
Diluted net income (loss) per weighted average share:
As reported	$0.02	$0.04	$0.31	$0.28
Pro forma	$(0.04)	$(0.01)	$0.15	$0.13

3. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
October 30, 2004
Shares	21,838	438	22,276	21,854	526	22,380
Amount	$0.02	$0.00	$0.02	$0.32	$(0.01)	$0.31

November 1, 2003
Shares	21,740	797	22,537	21,561	667	22,228
Amount	$0.04	$0.00	$0.04	$0.29	$(0.01)	$0.28

Options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended October 30, 2004 and November 1, 2003 total options excluded were 604,079 and zero. For the nine months ended October 30, 2004 and November 1, 2003 total options excluded were 532,000 and 43,763.

4. COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended October 30, 2004 and November 1, 2003 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income, as reported	$369	$858	$7,047	$6,294
Other comprehensive loss - cash flow hedge	(640)	—	(1,365)	—

Comprehensive income (loss)	$(271)	$858	$5,682	$6,294

5. REVOLVING LINE OF CREDIT AND NOTES PAYABLE

On November 10, 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one time option to increase the size of the revolving credit facility by $25.0 million to $150.0 million. Interest will be paid quarterly in arrears based on a rate equal to LIBOR or Bank of America’s prime rate plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations.

At October 30, 2004, the Company had $32.5 million in outstanding borrowings and $12.2 million outstanding in letters of credit under its prior line of credit agreement and $39.5 million outstanding in notes payable (see note 7).

6. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

Under a stock repurchase program authorized by the Board of Directors and announced in March 2003, the Company repurchased 150,000 shares of its common stock for $4.8 million in the third quarter of fiscal 2004 and has repurchased 425,500 shares for $14.9 million year-to-date. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares under the previously announced program creating a total of 1,074,500 shares available for repurchase at that date. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

The following table sets forth the share repurchase activity for the third quarter ended October 30, 2004:

	Three Months Ended October 30, 2004
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
August 1, 2004 – August 28, 2004	—	—	—	224,500
August 29, 2004 – October 2, 2004	50,000	34.60	50,000	174,500
October 3, 2004 – October 30, 2004	100,000	30.58	100,000	74,500

Total	150,000	$31.92	150,000	74,500

7. DISTRIBUTION CENTER ACQUISITION AND EXPANSION

In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this loan at 4.82%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

In order to meet its anticipated future growth requirements, the Company has begun construction of a 500,000 square foot expansion to the existing Virginia distribution center. The added capacity is anticipated to come online in the first half of fiscal 2005. The Company estimates that it will spend approximately $25 million on the expansion project, the majority of which is expected to occur in fiscal 2004.

The Company is funding the majority of the expansion project through a new $20 million interest only revolving line of credit that bears interest at LIBOR plus 0.9% and matures in November 2005 and anticipates that the remaining amount will be financed through internally generated funds. Upon completion of construction, the revolving line of credit will be retired, with up to $20 million converting to a new 10 year fully amortizing commercial real estate loan. This loan will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with SFAS No. 133, to effectively fix the interest rate on the first $18 million of this loan at 6.65%. As of October 30, 2004, the Company had drawn $20.0 million against the revolving line of credit and has classified such amounts as long-term notes payable on the balance sheet.

8. SUBSEQUENT EVENT

On December 3, 2004, the Company entered into an agreement to purchase property with an existing 500,000 square foot building located in Stockton, CA (the “Facility”) for $25.1 million. The transaction is expected to close in early fiscal 2005 subject to an inspection period during which the Company may terminate the agreement at its discretion. The Company currently operates three separate leased distribution facilities totaling approximately one million square feet in Stockton, CA. The purchase of the Facility is a key component of the Company’s long-term strategy with respect to maximizing the efficiency of its distribution operations in the Western United States. The Facility will replace and consolidate 500,000 square feet of space currently leased at two of the existing locations in Stockton, CA, and the land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company intends to renovate the newly purchased building, which is expected to be ready for occupancy in the first half of fiscal 2005. Total capital expenditures for the renovation of the Facility are expected to be approximately $5.8 million.

The Company plans to finance $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which will bear interest at LIBOR plus 0.875%. The Company also intends to enter into an interest rate swap agreement to effectively fix the interest rate on this note. The swap is expected to be accounted for as a cash flow hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activity.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements are identified, without limitation, by use of the words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “may,” “will,” “should,” “could,” “would,” “project,” “continue,” “aims,” “intends,” “likely,” “plan” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements, and shareholders of Cost Plus, Inc. should carefully review the cautionary statements set forth in this form 10-Q, including “Factors that May Affect Future Results” beginning on page 11 hereof. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. As of October 30, 2004, the Company operated 229 stores in 28 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus” and “Cost Plus Imports.” The Company’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of the Company’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

The Company’s strategy is to increase market share through expansion by opening stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also selectively enter mid-size markets that can support one or two stores and the Company believes can meet its profitability criteria. As of December 6, 2004, the Company has opened all of the 34 new stores planned for fiscal 2004, one of which was a replacement for a store that closed.

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended October 30, 2004 as compared to the three months and nine months ended November 1, 2003.

Net Sales. Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $20.4 million, or 12.0%, to $190.4 million in the third quarter of fiscal 2004 from $170.0 million in the third quarter of fiscal 2003. Year-to-date, net sales were $565.6 million compared to $489.0 million for the same period last year, an increase of $76.6 million, or 15.7%. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 0.5%, or $759,400, in the third quarter of fiscal 2004, compared to 1.2%, or $1.7 million, in the third quarter of fiscal 2003. Year-to-date comparable store sales increased 2.3% compared to a 2.5% increase for the same period last year. Comparable store sales increased primarily as a result of an increase in average transaction size due to strong net sales increases in products such as furniture that carry a higher average retail price. As of October 30, 2004, the calculation of comparable store sales included a base of 186 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $19.6 million for the third quarter and $65.8 million year-to-date. As of October 30, 2004, the Company operated 229 stores, compared to 195 stores as of November 1, 2003.

The Company classifies its sales into the home furnishings and consumables product lines. In the third quarter, home furnishings accounted for 66% of total sales and consumables accounted for 34% of total sales, the same as last year. Year-to-date, home furnishings accounted for 66% of total sales compared to 65% last year, and consumables accounted for 34% of total sales compared with 35% last year.

Cost of Sales and Occupancy. Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, and certain facilities costs, increased $15.2 million, or 13.5%, in the third quarter of fiscal 2004 compared to the third quarter last year. Cost of sales increased $12.3 million primarily due to the increased sales volume. Occupancy costs increased $2.9 million due to the addition of 34 net new stores as of October 30, 2004 compared to a year ago, higher real estate tax assessments in certain markets, and increased common area maintenance costs passed through by landlords. Year-to-date cost of sales and occupancy increased $54.5 million, or 16.9%. Year-to-date cost of sales increased $45.1 million primarily due to the increased sales volume and year-to-date occupancy costs increased $9.4 million.

Gross Profit. As a percentage of net sales, gross profit was 32.6% for the third quarter of fiscal 2004 compared to 33.5% for the third quarter last year. The decrease in gross profit percentage for the quarter is primarily due to increased markdowns, higher occupancy and fuel costs, and increased distribution center costs related to the rental of temporary space in connection with the Virginia distribution center expansion project expected to be completed in the fist half of fiscal 2005. The decrease in gross profit percentage for the quarter was partially offset by higher initial markups. Year-to-date gross profit as a percentage of net sales was 33.3% compared to 34.0% for the same period last year. The year-to-date decrease in gross profit percentage compared to the prior year resulted primarily from higher markdowns and higher occupancy and fuel costs, offset by higher initial markups.

Selling, General and Administrative (“SG&A”) Expenses. Compared to the same periods last year, SG&A expenses increased $6.2 million in the third quarter of fiscal 2004 and $19.9 million year-to-date. The increase was primarily due to the addition of 34 net new stores as of October 30, 2004 compared to a year ago. As a percentage of net sales, SG&A expenses for the third quarter were 31.1% compared to 31.2% for the third quarter last year. The decrease is primarily due to lower store payroll as a percentage of sales partially offset by higher advertising costs as a percentage of sales and additional costs associated with the documentation and testing of internal controls under Sarbanes-Oxley. Year-to-date SG&A expenses as a percentage of sales decreased to 30.1% from 30.7% for the same period last year. The decrease was primarily due to lower advertising and store payroll expense as a percentage of sales, as well as tight control over other operating expenses and increased leverage on corporate overhead partially offset by additional costs related to Sarbanes-Oxley and charitable contributions.

Store Preopening Expenses. Store preopening expenses, which include grand opening advertising and preopening merchandise setup expenses, were $1.5 million in the third quarter of fiscal 2004 and $1.6 million in the third quarter of fiscal 2003. The Company opened nine stores in the third quarter of fiscal 2004 compared to eight stores in the third quarter of fiscal 2003. However, the grand openings and related grand opening expense of two stores were delayed until November 2004 due to the hurricanes that occurred during the quarter in the Southeastern United States. Year-to-date store preopening expenses were $4.8 million compared to $3.8 million for the same period last year, with 26 stores opened year-to-date compared to 21 for the same period last year. Store preopening expenses vary by location depending on the particular store site and whether it is in a new or existing market.

Net interest expense. Net interest expense, which includes interest on capital leases and debt and interest earned on investments, was $677,000 for the third quarter of fiscal 2004 compared to $962,000 for the third quarter of fiscal 2003. The decrease in net interest expense for the third quarter is related to the termination and replacement of the Virginia distribution center capital lease with the lower interest loan used to purchase the facility. Year-to-date net interest expense was $2.3 million, the same as last year. Year-to-date interest expense savings from the termination of the Virginia distribution center capital lease were offset by lower interest income compared to the same period last year.

Income Taxes. The Company’s effective tax rate was 38.0% in third quarter of fiscal 2004 compared to 37.0% in the third quarter of last year. The increase in the effective tax rate was due to the diminishing impact of certain employment and capital investment tax credits. The Company expects its effective tax rate to be 38.0% for the remainder of the year.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If the Company elects or is required to record an expense for its stock-based compensation plans using the fair value method as described in the Exposure Draft, the Company could have significant and ongoing accounting charges, which could significantly reduce its net income. The FASB has concluded that, if adopted, the new rules would apply to public companies for interim or annual periods beginning after June 15, 2005.

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

Liquidity and Capital Resources

The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. In fiscal 2004 and 2005, the Company’s purchase of distribution facilities in Virginia and California and related expansion and renovation projects has and will continue to result in a significant use of cash. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, short-term investments, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Activities In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at

LIBOR plus 0.9% and matures in June 2014. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this loan at 4.82%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

In order to meet its anticipated future growth requirements, the Company has begun construction of a 500,000 square foot expansion to the existing Virginia distribution center. The added capacity is anticipated to come online in the first half of fiscal 2005. The Company estimates that it will spend approximately $25 million on the expansion project, the majority of which is expected to occur in fiscal 2004.

The Company is funding the majority of the expansion project through a new $20 million interest only revolving line of credit that bears interest at LIBOR plus 0.9% and matures in November 2005 and anticipates that the remaining amount will be financed through internally generated funds. Upon completion of construction, the revolving line of credit will be retired, with up to $20 million converting to a new 10 year fully amortizing commercial real estate loan. This loan will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with SFAS No. 133, to effectively fix the interest rate on the first $18 million of this loan at 6.65%. As of October 30, 2004, the Company had drawn $20.0 million against the revolving line of credit and has classified such amounts as long-term notes payable on the balance sheet.

On December 3, 2004, the Company entered into an agreement to purchase property with an existing 500,000 square foot building located in Stockton, CA (the “Facility”) for $25.1 million. The transaction is expected to close in early fiscal 2005 subject to an inspection period during which the Company may terminate the agreement at its discretion. The Company intends to renovate the newly purchased building, which is expected to be ready for occupancy in the first half of fiscal 2005. Total capital expenditures for the renovation of the Facility are expected to be approximately $5.8 million.

The Company plans to finance $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which will bear interest at LIBOR plus 0.875%. The Company also intends to enter into an interest rate swap agreement to effectively fix the interest rate on this note. The swap is expected to be accounted for as a cash flow hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activity.”

Historical Performance Net cash used in operating activities totaled $57.3 million for the nine months ended October 30, 2004, a reduction of $9.0 million over the same period last year. The reduction in net cash used in operating activities was primarily due to the decreased net cash outflow from accounts payable, a lower net cash outflow for merchandise inventories, and higher net income adjusted for non-cash depreciation and amortization. The decrease in net cash used in operating activities is partially offset by increased net cash outflows for other assets and income taxes payable.

Net cash used in investing activities totaled $54.9 million for the nine months ended October 30, 2004 compared to net cash used of $18.8 million in the first nine months of fiscal 2003, an increase of $36.1 million. The increase was primarily due to the purchase of the Virginia distribution center in May 2004 for $26.5 million and $20.7 million spent on the Virginia distribution center expansion project for the nine months ended October 30, 2004. The increase in net cash used in investing activities was partially offset by the maturity of $9.0 million in short-term investments. The Company estimates that total fiscal 2004 capital expenditures will approximate $78 million, including the $26.5 million used to purchase the Virginia distribution center and $25 million estimated to be spent on the Virginia distribution center expansion project this fiscal year.

Net cash provided by financing activities was $64.3 million for the nine months ended October 30, 2004 compared to $39.1 million for the same period last year. The increase was primarily due to $39.5 million in net borrowings related to the Virginia distribution center purchase and expansion project. The increase in net cash provided by financing activities was partially offset by $14.9 million used to repurchase 425,500 shares of the Company’s common stock under its stock repurchase program versus $4.7 million spent to repurchase 201,400 shares last year. In addition, the Company also received $8.2 million from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $9.1 million received last year.

Revolving Line of Credit On November 10, 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one time option to increase the size of the revolving credit facility by $25.0 million to $150.0 million. Interest will be paid quarterly in arrears based on a rate equal to LIBOR or Bank of America’s prime rate plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations.

At October 30, 2004, the Company had $32.5 million in outstanding borrowings and $12.2 million outstanding in letters of credit under its prior line of credit agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by Section (c) of this Item is contained in Note 6 of “Notes to Condensed Consolidated Financial Statements” in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to exhibit 10.1 of the Form 8-K filed on November 16, 2004.

10.2	Cash Plus Incentive Plan, as amended, incorporated by reference to exhibit 10.1 of the Form 8-K filed on November 23, 2004.

10.3	Form of Option Agreement, 2004 Stock Plan, incorporated by reference to exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.4	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 3, 2004, between the Company and Industrial Developments International, Inc, incorporated by reference to exhibit 10.1 of the Form 8-K filed on December 6, 2004.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 6, 2004, the Company filed a current report on Form 8-K dated August 5, 2004, reporting a press release that was issued regarding its second quarter of fiscal 2004 sales and same-store sales data and reaffirmed second quarter earnings guidance.

On August 19, 2004, the Company filed a current report on Form 8-K dated August 19, 2004, reporting a press release that was issued regarding its second quarter of fiscal 2004 sales and earnings data and provided third quarter and full year earnings guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: December 9, 2004	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell
Executive Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to exhibit 10.1 of the Form 8-K filed on November 16, 2004.

10.2	Cash Plus Incentive Plan, as amended, incorporated by reference to exhibit 10.1 of the Form 8-K filed on November 23, 2004.

10.3	Form of Option Agreement, 2004 Stock Plan, incorporated by reference to exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.4	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 3, 2004, between the Company and Industrial Developments International, Inc, incorporated by reference to exhibit 10.1 of the Form 8-K filed on December 6, 2004.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.