Form 10-K
period 2005-01-29
COST PLUS INC/CA/
filed 2005-04-14
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

Registrant’s telephone number, including area code: (510) 893-7300

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

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $731.5 million as reported for such date on the Nasdaq National Market. As of March 31, 2005, 22,012,358 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2005 (“Proxy Statement”) are incorporated by reference into Part III.

COST PLUS, INC.

2004 FORM 10-K

This Annual Report on Form 10-K contains forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements may be identified by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those set forth elsewhere in this Form 10-K and in documents which are incorporated by reference herein. Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus World Market is a leading specialty retailer of casual home furnishings and entertaining products. As of January 29, 2005, the Company operated 237 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 30 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers.

Cost Plus World Market’s expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also enter mid-size markets that can support one or two stores that the Company believes can meet its profitability criteria. The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In the fiscal year ended January 29, 2005, the Company opened a total of 34 stores, including 18 in the existing markets of the San Francisco Bay Area, Los Angeles and Sacramento, CA; Phoenix, AZ; Omaha, NE; Raleigh, NC; Birmingham, AL; New Orleans, LA; Charleston, SC; Jacksonville, FL; Washington D.C.; Dallas/Fort Worth, TX; and 16 in the new markets of Visalia, CA; El Paso and Bryan, TX; Lawrence, KS; St. Cloud, MN; Shiloh, IL; Wilmington, NC; Columbia, SC; Louisville, KY; Lafeyette, LA; Montgomery, AL; Wilmington, DE; and Pensacola, Orlando and Fort Myers, FL. In addition to opening 34 new stores in fiscal 2004, the Company closed one store in Glendale, CA with the opening of its replacement.

Available Information

The Company’s Internet website address is http://www.worldmarket.com. The Company has made available through its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise differentiates it from other retailers. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name or other brand names exclusive to the Company, quality standards and specifications typically not available at department stores and other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries and many of these goods are handcrafted by local artisans. The Company’s product offering is designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, lamps, window coverings, frames and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products offer the casual gourmet an assortment of products organized around a variety of themes such as baking, food preparation, barbecue and international dining.

Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, cards, wrapping paper and Holiday and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and bottled water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores. Consumable products, particularly beverages, generally have lower margins than the Company’s average. Gourmet foods include packaged products from around the world and seasonal items that relate to “old world” holidays and customs. Packaged snacks, candy and pasta are often displayed in open barrels and crates. Food items typically have a shelf life of six months or longer.

The Company classifies sales into the home furnishings and consumables product lines with sales for the prior three years for these categories as follows:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Home Furnishings	62%	62%	63%
Consumables	38%	38%	37%

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company marks down retail prices and eliminates items that do not meet its turnover expectations.

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

The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center where four quadrant zones, with bulk displays highlighting sharply priced items, lead the customer into different product areas. The Company has a seasonal shop located in the heart of the store to feature seasonal products and themes, such as the Holiday shop, back to school, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. Approximately 2,000 square feet of back office and stock space is included in the total square footage, which averages about 18,300 square feet per store.

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

Planning and Buying. Cost Plus World Market effectively manages a large number of products by utilizing centralized merchandise planning, tracking and replenishment systems. The Company regularly monitors merchandise activity at the item level through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff that is responsible for establishing the assortment of inventory within its merchandise classifications each season, including integrating current trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company’s long-standing relationships with overseas suppliers, its international buying agency network and its knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers’ expectations for quality and value. The Company’s buyers communicate with district and store managers and use the management information systems to tailor the merchandise mix of individual stores and to better ensure that in-stock availability will be maintained in accordance with the specific requirements of each store.

Advertising

The Company advertises through weekly promotional advertisements in major daily newspapers and on the radio. The Company’s approach is to regionalize its advertising and use the most efficient media mix within each individual market. The Company uses full color tabloids and color or black and white newspaper advertisements to highlight product offerings. For new store grand openings, the Company uses a combination of newspaper and radio advertisements. The Company also markets to its customers via e-mail.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers and had one supplier that represented over 10% of total purchases in the fiscal year ended January 29, 2005. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost

Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on a free-on-board shipping point basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing controlled by the Corporate buying office.

The Company currently services its stores from its distribution centers located in Stockton, California and Windsor, Virginia. Domestically sourced merchandise is usually delivered to the distribution centers by common carrier or by Company trucks. Any significant interruption in the operation of these facilities would have a material adverse effect on the Company’s financial position and results of operations.

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

Purchasing operations are facilitated by the use of computerized merchandise information systems that allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s central replenishment system includes SKU and store-specific “model stock” logic that enables the Company to maintain adequate stock levels on basic goods in each location. The Company believes its centralized purchasing system has improved in-stock conditions.

The Company uses several other management information and control systems to direct its operations and finances. These computerized systems are designed to ensure the integrity of the Company’s inventory, allow the merchandising staff to reprice merchandise, process payroll, pay bills, control cash, maintain fixed assets and track promotions throughout all of the Company’s stores. The Company’s distribution operations use systems to receive, locate, pick and ship inventory to stores. The Company believes that these systems allow for higher operating efficiency and improve profitability.

Additional systems also enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance.

Competition

The markets served by Cost Plus World Market are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such specialty retailers as Bed Bath & Beyond, Target, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. Most specialty retailers tend to have higher prices and a narrower assortment of products and department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel.

Employees

As of January 29, 2005, the Company had 2,246 full-time and 3,807 part-time employees. Of these, 5,380 were employed in the Company’s stores and approximately 673 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 12 stores in Northern California are covered by a collective bargaining agreement, which expires on May 31, 2008. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Aaku,” “Asian Passage,” “Atacama with logo” and “Atacama” logo, “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crandall Brooks,” “Credo,” “Crossroads,” “Donaletta with logo,” “Electric Reindeer” and “Electric Reindeer” logo, “Marche du Monde with logo” and “Marche du Monde” logo, “Market Classics,” “Maui Morning,” “Mercado Del Mundo,” “Praline Perk,” “Seacliff” and “Seacliff” logo, “Soiree,” “Texas Turtle,” “Villa Vitale,” “Where You Can Afford To Be Different” and “World Market” marks with the United States Patent and Trademark Office on the Principal register. The Company has secured California state registrations of its “Crossroads” trademark. In Canada, the Company has registered its “Cost Plus” mark and has applied to register its “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. In Mexico, the Company has registered its “Mercado Del Mundo” and “World Market” marks. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

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

Changes in Energy and Transportation Costs. The Company incurs significant costs for the purchase of fuel in transporting goods from foreign ports and to its distribution centers and stores and for the purchase of utility service for its store, distribution center and corporate office locations. The Company is continually in the process of negotiating pricing for certain transportation contracts and expects vendor proposed rate increases. Significant increases in the cost of fuel and utility services could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with Expansion. The Company’s ability to continue to increase its net sales and earnings will depend in part on its ability to open new stores and to operate such stores on a profitable basis. The Company’s continued growth will also depend on its ability to increase sales in its existing stores. The Company opened a net of 33 stores in fiscal 2004 and presently anticipates opening a net of 30 stores in fiscal 2005. The Company intends to open stores in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from existing stores in that market. The success of the Company’s planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that new stores will be effectively integrated into the Company’s existing operations or that such stores will be profitable.

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

Risks Associated with Comparable Store Sales. The Company experiences fluctuations in its comparable store sales, which are defined as stores which have completed fourteen full fiscal months of sales. To ensure a meaningful comparison, comparable store sales are measured on a 52-week basis. The Company’s success depends, in part, upon its ability to improve sales at its existing stores. Various factors affect comparable store sales, including the general retail sales environment, the Company’s ability to efficiently source and distribute products, changes in the Company’s merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs and weather conditions. These factors may cause the Company’s comparable store sales results to differ materially from prior periods and from expectations. Past comparable store sales are not necessarily an indication of future results, and there can be no assurance that the Company’s comparable store sales will not decrease in the future. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could reduce the market price of the Company’s common stock.

Risks Associated with Importing. The Company imports a significant portion of its merchandise from over 50 countries. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company’s future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones.

As an importer, the Company’s business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, freight cost increases and changes in political or economic conditions in countries from which the Company purchases products. The Company’s business is also subject to the risks associated with any new or revised United States legislation and regulations related to imported products, including quotas, duties, taxes and other charges or restrictions on imported merchandise. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company’s products in the future, the Company’s financial condition and results of operations could be materially adversely affected.

Dependence on Two Distribution Facilities. The Company’s distribution functions for all of its stores are currently handled from facilities in Stockton, California and Windsor, Virginia. Any significant interruption in the operation of these facilities, including any interruption as a result of the planned renovation and integration of the new Stockton facility purchased in February 2005, would have a material adverse effect on the Company’s financial condition and results of operations. Operational inefficiencies or failure to coordinate the operations of these facilities successfully could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with Merchandising. The Company’s success depends in part upon the ability of its merchandising staff to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. The Company’s strategy requires it to introduce in a timely manner products from around the world that are affordable, distinctive in quality and design and that are not widely available from other retailers. Many of the Company’s products require long lead times. In addition, a large percentage of the Company’s merchandise changes regularly. The Company’s failure to anticipate, identify or react appropriately to changes in consumer trends could lead to, among other things, excess inventories and higher markdowns or a shortage of products and could have a material adverse effect on the Company’s financial condition and results of operations.

Competition. The markets served by the Company are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such retailers as Bed Bath & Beyond, Target, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. The Company competes with these and other retailers for customers, suitable retail locations and qualified management personnel. Many of the Company’s competitors have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully in the future.

Dependence on Key Personnel. The success of the Company’s business will continue to depend upon its key personnel. The Company does not maintain any key man life insurance policies. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company’s financial condition and results of operations.

Possible Volatility of Stock Price. The stock market can experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, these broad market fluctuations have adversely affected the market price of the Company’s common stock. Factors such as fluctuations in the Company’s operating results, a downturn in the retail industry, changes in stock market analysts’ recommendations regarding the Company, other retail companies or the retail industry in general and general market and economic conditions may have a significant effect on the market price of the Company’s common stock.

Risks Associated with Foreign Currency. The Company enters into a significant amount of purchase obligations outside of the United States of America. During fiscal 2004, approximately 5.0% of these purchases were settled in currencies other than the U.S. Dollar. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have an adverse effect on the Company’s financial condition and results of operations. Historically, the Company has not hedged its currency risk and does not currently anticipate doing so in the future.

ITEM 2.	PROPERTIES

As of March 31, 2005, the Company operated 237 stores in 30 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The total average square footage of a Cost Plus World Market store is approximately 18,300 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	3	Georgia	8	Maryland	1	North Carolina	11
Arizona	10	Idaho	1	Michigan	11	Ohio	13
California	63	Illinois	17	Minnesota	6	Oregon	5
(Northern California	30)	Indiana	1	Missouri	6	South Carolina	5
(Southern California	33)	Iowa	1	Montana	1	Texas	25
Colorado	7	Kansas	1	Nebraska	2	Virginia	8
Delaware	1	Kentucky	1	Nevada	4	Washington	8
Florida	8	Louisiana	5	New Mexico	2	Wisconsin	2

The Company leases land and buildings for 231 stores (of which 15 are capital leases) and leases land and owns the buildings for six stores. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease that expires in October 2008. In May 2004, the Company completed the $26.5 million purchase of the 500,000 square foot distribution center in Windsor, Virginia that was previously held under capital lease. In the fiscal year ended January 29, 2005, the Company began construction on the expansion of the Virginia distribution center to 1,000,000 square feet, which was completed in March 2005.

The Company currently leases a distribution facility of approximately 520,000 square feet in Stockton, California pursuant to a lease that expires in September 2006 and has two renewal options for five years each. In July 2001, the Company leased a furniture warehouse of approximately 260,000 square feet in Stockton, California pursuant to a lease that expires in September 2006 and has one renewal option for three years. The Company also leases a warehouse of approximately 240,000 square feet in Stockton, California on month-to-month basis.

In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The purchase of the building is a part of the Company’s long-term strategy with respect to maximizing the efficiency of its distribution operations in the Western United States. The facility will replace and consolidate approximately 500,000 square feet of space currently leased at two existing locations in Stockton, CA, and the land is of sufficient size to provide the Company with the flexibility for additional expansion to meet future distribution space requirements.

The Company believes its current distribution facilities are adequate to meet its needs but continues to evaluate distribution facility requirements to accommodate future store growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding other than ordinary claims and litigation that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of any unresolved matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Danny W. Gurr	47	Director, President and Chief Operating Officer (Interim)
Theresa A. Strickland	44	Executive Vice President, Merchandising and Marketing
John J. Luttrell	50	Executive Vice President and Chief Financial Officer
Michael J. Allen	50	Executive Vice President, Store Operations
Joan S. Fujii	58	Senior Vice President, Human Resources
Judith A. Soares	55	Senior Vice President, Cost Plus Management Services, Inc.

Mr. Gurr was appointed President and Chief Operating Officer, effective March 9, 2005, on an interim basis to assist in the transition while the Company searches for a new Chief Executive Officer to replace Murray Dashe, whose employment with the Company terminated on March 8, 2005. Mr. Gurr has been a director of the Company since November 1995. He is currently an independent management consultant. From January 2002 until July 2003, Mr. Gurr served as President of Quarto Holdings, Inc., a leading international co-edition publisher. From April 1998 to July 2001, Mr. Gurr served as President of Dorling Kindersley Publishing Inc., a publisher of illustrated books, videos and multi-media products. From September 1991 to February 1998, Mr. Gurr served as President and Chief Executive Officer of Lauriat’s Books, Inc., an operator of various bookstore chains.

Ms. Strickland joined the Company in April 2004 as Executive Vice President, Merchandising and Marketing and brings 20 years of retail experience to Cost Plus World Market. Prior to joining the Company, she served as Executive Vice President of Product Development, Design, Visual and Marketing for Syratech Corporation, a home décor retailer, from 2002 to 2003. From 1997 to 2001 Ms. Strickland served as Sr. Vice President, General Merchandising Manager at Pottery Barn, a home furnishings retailer. From 1989 to 1997 Ms. Strickland served at Macy’s West where she was promoted to the level of Vice President, Merchandising in the home furnishings area.

Mr. Luttrell joined Cost Plus, Inc. in May 2000 as Vice President, Controller and in August 2001 was promoted to Senior Vice President and Chief Financial Officer. In November 2004, Mr. Luttrell was promoted to Executive Vice President and Chief Financial Officer. From October 1998 to May 2000, Mr. Luttrell served as Vice President and Controller of Bugle Boy Industries, a manufacturer of clothing (“Bugle Boy”). In February 2001, Bugle Boy filed for protection under Chapter 11 of the Federal Bankruptcy Act.

Mr. Allen joined the Company in December 1988 as a Regional Manager and later was promoted to Director of Store Operations and in 1998 became Vice President, Real Estate and Store Development. In March 2002, Mr. Allen was promoted to Senior Vice President, Store Operations. In November 2004, Mr. Allen was promoted to Executive Vice President, Store Operations with responsibility for Store Operations, Development and Real Estate. Prior to coming to Cost Plus World Market, he was a District Manager for Liquor Barn, a discount beverage retailer, from 1986 to 1988. From 1981 to 1985, he was a store manager for Safeway Corporation, a food grocery chain.

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

Ms. Soares joined Cost Plus, Inc. in May 1998 as Vice President, Information Services. In March 2002, Ms. Soares was promoted to Senior Vice President, Cost Plus Management Services, Inc. with responsibility for Information Services, Distribution and Logistics. Prior to joining Cost Plus, Inc., Ms. Soares served as Vice President of Information Services for Natural Wonders, a specialty gift retailer, from June 1996 to May 1998. From April 1993 to March 1996, Ms. Soares served as Vice President of Information Services for Home Express, a specialty home products retailer. From March 1990 to March 1993, Ms. Soares served as Vice President of Development for The Gap, a specialty apparel retailer. Ms. Soares has served in various positions within information systems for Mervyn’s and Lucky stores from 1980 to 1990.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol “CPWM.” The following table sets forth the high and low closing sales prices, for the periods indicated, as reported by the Nasdaq National Market.

Fiscal Year Ended January 29, 2005

	Price Range
	High	Low
First Quarter	$43.42	$36.20
Second Quarter	37.12	30.80
Third Quarter	37.47	29.66
Fourth Quarter	36.85	25.75

Fiscal Year Ended January 31, 2004

	Price Range
	High	Low
First Quarter	$30.96	$21.25
Second Quarter	39.90	30.70
Third Quarter	46.24	34.44
Fourth Quarter	47.72	39.17

As of March 31, 2005, the Company had 51 shareholders of record, which excludes shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 8,000 shareholders in total as of the same date.

Dividend Policy

The Company’s present policy is to not pay cash dividends.

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. During the first three quarters of fiscal 2004 the Company repurchased 425,500 shares under the program. There were no shares repurchased under the program during the fourth quarter of fiscal 2004. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase as of January 29, 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans can be found under Item 12 of this form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(In thousands, except per share and selected operating data)	Fiscal Year[1]
	2004	2003	2002	2001	2000
		(As Restated4)	(As Restated4)	(As Restated4)	(As Restated4)
Statement of Operations Data:
Net sales	$908,560	$801,566	$692,301	$568,472	$493,661
Cost of sales and occupancy	598,357	520,109	449,185	372,102	315,973

Gross profit	310,203	281,457	243,116	196,370	177,688
Selling, general and administrative expenses	251,223	220,288	192,990	157,273	136,171
Store preopening expenses	7,552	6,845	6,586	5,396	6,276

Income from operations	51,428	54,324	43,540	33,701	35,241
Net interest expense	2,983	3,285	3,452	962	666

Income before income taxes	48,445	51,039	40,088	32,739	34,575
Income taxes	18,224	18,352	12,134	12,766	13,480

Net income	$30,221	$32,687	$27,954	$19,973	$21,095

Net income per share—basic	$1.38	$1.51	$1.29	$0.94	$1.01
Net income per share—diluted	$1.35	$1.46	$1.26	$0.92	$0.98
Weighted average shares outstanding—basic	21,840	21,624	21,696	21,355	20,813
Weighted average shares outstanding—diluted	22,323	22,349	22,158	21,756	21,568

Selected Operating Data:

Percent of net sales:
Gross profit	34.1%	35.1%	35.1%	34.5%	36.0%
Selling, general and administrative expenses	27.7%	27.5%	27.9%	27.7%	27.6%
Income from operations	5.6%	6.7%	6.3%	5.9%	7.1%
Number of stores:
Opened during period	34	31	26	23	24
Closed during period	1	2	1	—	—
Open at end of period	237	204	175	150	127
Average sales per selling square foot[2]	$260	$267	$266	$258	$273
Comparable store sales increase[3]	0.9%	2.7%	5.6%	0.3%	4.6%

Balance Sheet Data (at period end):
Working capital	$195,448	$183,644	$141,229	$117,381	$98,001
Total assets	495,099	433,041	384,563	323,807	257,796
Long-term debt and capital lease obligations, less current portion	50,591	36,167	37,972	33,216	13,474
Total shareholders’ equity	289,523	262,718	221,870	195,231	166,853
Current ratio	2.62	2.77	2.42	2.54	2.59
Debt to equity ratio	18.8%	14.5%	17.9%	17.5%	8.3%

1.	The Company’s fiscal year end is the Saturday closest to the end of January. Fiscal 2000 was 53 weeks and ended on February 3, 2001. All other fiscal years presented consisted of 52 weeks.
2.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
3.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. To ensure a meaningful comparison, comparable store sales are measured on a 52-week basis.
4.	See Note 2 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K. The discussion and analysis gives effect to the restatement of the consolidated financial statements discussed in Note 2 to the consolidated financial statements.

Overview

Cost Plus, Inc is a leading specialty retailer of casual home furnishings and entertaining products. As of January 29, 2005, the Company operated 237 stores in 30 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

By most financial measures, fiscal 2004 was a somewhat disappointing year for the Company. The Company’s stores were able to generate modest same store sales of 0.9%, even though many other retailers in the Company’s segment experienced declines in same store sales, and net sales for the year grew 13.4% to $908.6 million. The weak consumer spending in the home furnishings sector, particularly in the second half of the year, also affected the Company’s gross profit rate, which narrowed to 34.1% from 35.1% last year. Net income in fiscal 2004 was $30.2 million, or $1.35 per diluted share versus net income in fiscal 2003 of $32.7 million or $1.46 per diluted share.

In fiscal 2004 the Company opened 34 new stores to end the year with 237 stores and estimates that the average new store from this group will produce healthy sales of $3.3 to $3.4 million during its first full year of operation. Geographically, the Company’s stores continue to perform consistently in each of its major markets, while sales trends in newer locations continue to demonstrate the portability of the World Market concept.

Accordingly, the Company plans to continue with its store expansion strategy and currently expects to open 35 new stores in fiscal 2005. The new stores will include locations in both existing and new markets. The new store openings, when combined with the expected closing of five under performing stores, will result in 267 locations by the end of the year. The Company continues to believe there is ample room in the United States for more than 600 World Market stores.

In addition to its store expansion strategy, the Company has also implemented a variety of important strategic operating initiatives:

•	Distribution In fiscal 2004, the Company purchased and expanded its distribution center in Windsor, Virginia, which now has 1,000,0000 square feet of capacity. The added capacity will continue to serve stores in the Midwest, Southeast and mid-Atlantic regions and will provide the capability of serving locations in the Northeast, a key area of future growth for the Company. Similarly, in order to improve distribution efficiencies to stores in Western regions, the Company purchased an additional 500,000 square foot facility near its existing facility in Stockton, CA. This brings the total permanent capacity in the Western United States to more than 1,000,000 square feet. These distribution initiatives, in both the East and the West, are expected to lower per unit operating costs while providing the capacity needed for the Company’s distribution requirements for at least the next five years.

•

Merchandising & Marketing The Company hired a new Executive Vice President of Merchandising and Marketing to improve the coordination of these two interdependent disciplines and also split management responsibilities between its home furnishings and consumables merchandising organizations by appointing senior executives to run each segment. Additionally, the Company strengthened its management team in the planning and allocation functions within the merchandising group. As a result of these organizational improvements, the Company has identified specific merchandise departments for future growth while adjusting store presentations and inventory commitments accordingly. Subsequently, most of the departments that will receive added financial support are margin rich and are anticipated to produce a corresponding improvement in overall gross profit rates.

In addition to the initiatives mentioned above, the Company conducted a thorough survey of its market position and brand with the objective of finding additional methods to build on its already strong concept and proven customer loyalty. The key finding from the research was that the Company’s brand, while clearly differentiated and broadly appealing, has the potential to be even more compelling and attractive to a larger customer base. In short, the Company can build an even stronger brand by improving and clarifying its marketing messages to reflect the exciting improvements being made to its product offerings.

•	Web Site The Company has improved and expanded the presentation of its products through its web site at www.worldmarket.com, and has a team of employees devoted to the planning and implementation of web based sales. Although the Company is still in the development phase of this process and has not yet committed to an implementation date, it intends to aggressively move forward with this new revenue channel.

•	Financial controls In 2004 the Company also expended considerable energy and financial resources to meet the requirements for public company compliance under the Sarbanes-Oxley Act. The Company leveraged those resources to strengthen its controls in all financial areas with particular emphasis given to those surrounding information technologies. Reviewing and strengthening the company’s financial controls will be a significant on-going objective.

The Company believes it has the infrastructure in place to support store growth well beyond its current base of 237 stores that are estimated to produce approximately $1 billion in annual sales.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $107.0 million, or 13.4%, to $908.6 million in 2004 from $801.6 million in 2003. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 0.9%, or $7.1 million, in 2004 compared to 2.7%, or $18.1 million, in 2003. Comparable store sales increased primarily as a result of an increase in average transaction size per customer partially offset by a decrease in customer transactions. The increase in average transaction size per customer resulted primarily from strong net sales in products such as furniture that carry a higher average price. As of January 29, 2005, the calculation of comparable store sales included a base of 201 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $99.9 million. As of January 29, 2005, the Company operated 237 stores compared to 204 stores as of January 31, 2004.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 62% of sales and consumables were 38% of sales in both 2004 and 2003.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $78.2 million, or 15.0%, to $598.4 million in 2004 compared to $520.1 million in 2003. Cost of sales increased $65.4 million primarily due to increased sales volume. Occupancy costs increased $12.8 million primarily as a result of new store openings as well as increased common area maintenance costs passed through by landlords and higher real estate tax assessments.

As a percentage of sales, total cost of sales and occupancy increased 1.0% to 65.9% in 2004 from 64.9% in 2003 due to a 0.6% increase in cost of sales and a 0.4% increase in occupancy costs. The increase in cost of sales was primarily due to increased markdowns taken to stimulate customer traffic and higher distribution costs as a percentage of sales due to higher fuel costs and the de-leveraging effect of a lower increase in comparable store sales in 2004 versus 2003. Occupancy costs increased as a percentage of sales compared to last year due to the de-leveraging effect of higher costs on a lower increase in comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $30.9 million, or 14.0%, in 2004 compared to 2003. The increase in SG&A expenses was primarily the result of new store openings. As a percentage of net sales, SG&A expenses increased to 27.7% in the current year from 27.5% last year. The increase in the SG&A rate was primarily related to higher store payroll as a percentage of sales due to decreased leverage on lower comparable store sales and costs incurred related to Sarbanes-Oxley activities, partially offset by tight controls on corporate overhead expenses.

The Company will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the third quarter of 2005, resulting in the recognition of expense related to stock-based compensation. The Company is currently evaluating the effect of SFAS 123(R) and expects that SG&A expenses will significantly increase in amount and as a percentage of sales upon adoption.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $7.6 million in 2004 compared to $6.8 million in 2003. The Company opened 34 stores in 2004 compared to 31 stores in 2003. Rent expense included in store preopening expenses was approximately $1.0 million in 2004 versus $1.1 million in 2003. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and debt net of interest earned on investments, was $3.0 million in 2004 compared to $3.3 million in 2003. The decrease in net interest expense was primarily due to the termination of the Virginia distribution center capital lease, which was replaced with a lower interest rate loan used to purchase the facility.

Income Taxes The Company’s effective tax rate was 37.6% in 2004 and 36.0% in 2003. The increase in the tax rate was substantially due to the diminishing benefit of employment and capital investment tax credits. For 2005, the Company expects that its effective rate will be approximately 38.5% primarily due to the continued diminishing benefit of employment and capital investment tax credits. The Company is in the process of determining the impact of adopting SFAS 123(R) on its effective tax rate, which may be significant.

Fiscal 2003 Compared to Fiscal 2002

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $109.3 million, or 15.8%, to $801.6 million in 2003 from $692.3 million in 2002. The increase in net sales was attributable to an increase in comparable and non-comparable store sales. Comparable store sales rose 2.7%, or $18.1 million, in 2003 compared to 5.6%, or $30.1 million, in 2002. Comparable store sales increased primarily as a result of an increase in average transaction size per customer. The increase in average transaction size per customer resulted primarily from strong net sales increases in products such as furniture that carry a higher average price. Non-comparable store sales, which include stores open less than fourteen full fiscal months, increased $91.2 million. As of January 31, 2004, the Company operated 204 stores compared to 175 stores as of February 1, 2003.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 62% of sales in 2003 compared to 63% in the prior year, and consumables were 38% in 2003 compared to 37% in the prior year. The sales mix shift to consumables was primarily due to strong beverage sales.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $70.9 million, or 15.8%, to $520.1 million in 2003 compared to $449.2 million in 2002. Cost of sales increased $61.0 million primarily due to increased sales volume. Occupancy costs increased $9.9 million primarily as a result of new store openings as well as increased common area maintenance costs passed through by landlords and higher real estate tax assessments.

As a percentage of net sales, cost of sales and occupancy was 64.9% in 2003 and 2002. Although the rates were consistent, in 2003 the Company experienced improved margins related to distribution center cost efficiencies, higher mark-ups and lower inventory shrinkage, which were offset by higher markdowns and occupancy costs.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $27.3 million, or 14.1%, in 2003 compared to 2002. The increase was primarily the result of new store openings. As a percentage of net sales, SG&A expenses decreased to 27.5% in the current year from 27.9% in the prior year. Results for 2002 included a charge for a wage and hour lawsuit settlement and professional fees related to an employment and capital investment tax study. Together these costs impacted the SG&A rate in 2002 by approximately 0.5 percentage points.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $6.8 million in 2003 compared to $6.6 million in 2002. The Company opened 31 stores in 2003 compared to 26 stores in 2002. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and interest expense on the Company’s revolving line of credit, net of interest income earned on investments, was $3.3 million in 2003 and $3.5 million in 2002. This decrease in net interest expense is primarily due to lower average borrowings on the line of credit compared to the prior year.

Income Taxes The Company’s effective tax rate was 36.0% in 2003 and 30.3% in 2002. The rate for 2002 was substantially reduced by tax credits relating to an employment and capital investment tax study completed in 2002. Of the credits recognized in 2002, $2.4 million related to prior years. Excluding the effect of the tax credits recorded in 2002 that related to prior years, the Company’s effective tax rate in 2002 was 35.7%.

Liquidity and Capital Resources

The Company’s cash balance at the end of fiscal 2004 totaled $42.9 million compared to $52.4 million at the end of fiscal 2003. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. However, the purchase of distribution facilities in Virginia and the related expansion and renovation project resulted in a significant use of cash in fiscal 2004. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

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

In fiscal 2004, the Company also began construction on a 500,000 square foot expansion to the existing Virginia distribution center to meet its future growth requirements. The expansion project was completed and placed in service in the first quarter of fiscal 2005. The Company funded the majority of the expansion project through a $20 million interest only revolving line of credit that bears interest at LIBOR plus 0.9% and matures in November 2005. The remaining amount was financed through internally generated funds. The Company will retire the line of credit with a new 10 year fully amortizing commercial real estate loan in the second quarter of fiscal 2005. This loan will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with SFAS No. 133, to effectively fix the interest rate on the first $18 million of this loan at 6.65%. As of January 29, 2005, the Company had drawn $20.0 million against the revolving line of credit, which is classified as long-term debt on the consolidated balance sheet.

In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The purchase of the building is a component of the Company’s long-term strategy with respect to maximizing the efficiency of its distribution operations. The Facility will replace and consolidate approximately 500,000 square feet of space currently leased at two existing locations in Stockton, CA. The land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%. The swap will be accounted for as a cash flow hedge in accordance with SFAS No. 133.

Cash Flows From Operating Activities Net cash provided by operating activities totaled $26.7 million for fiscal 2004, a decrease of $9.6 million from fiscal 2003. The decrease in net cash provided by operations was primarily due to an increase in other assets related to the timing of rent payments, higher inventory growth compared to the prior year, and lower net income adjusted for non-cash depreciation and amortization and deferred income taxes. The decrease was partially offset by changes in accounts payable and other liabilities, primarily due to the timing of payments.

In fiscal 2003, net cash provided by operating activities totaled $36.3 million, an increase of $1.0 million from fiscal 2002. The increase in net cash provided by operations was primarily due to higher net income adjusted for non-cash depreciation and amortization and deferred taxes, as well as a decrease in prepaid expenses related to the timing of rent payments. The increase was partially offset by a smaller increase in accounts payable compared to last year due to the timing of expenditures and the payment of a legal settlement in fiscal 2003 that was accrued in fiscal 2002.

Cash Flows From Investing Activities Net cash used in investing activities totaled $68.1 million in fiscal 2004 compared to $36.9 million in fiscal 2003, an increase of $31.2 million. The increase was primarily attributable to the purchase of the Virginia distribution center in May 2004 for $26.5 million and $23.2 million spent during the year on its expansion. The increase in net cash used in investing activities was partially offset by the maturity of $9.0 million in short-term investments.

In fiscal 2003, net cash used in investing activities totaled $36.9 million compared to $26.9 million in fiscal 2002, an increase of $10.0 million. The increase resulted primarily from the purchase of $9.0 million in highly liquid short-term investments and an increase in capital expenditures of $2.3 million. The increase in capital expenditures resulted primarily from opening five more stores in fiscal 2003 compared to fiscal 2002, increased capital expenditures on store remodeling projects, and increased spending on management information systems. The increase in net cash used in investing activities was partially offset by proceeds received on the sale of property and equipment of $1.3 million compared to $0.1 million in 2002.

The Company estimates that fiscal 2005 capital expenditures will approximate $67.3 million; including approximately $19.8 million for new stores, $31.5 million to purchase and renovate a distribution facility in

Stockton, CA, $7.6 million for management information systems and distribution center projects, and $8.4 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $31.9 million in fiscal 2004 compared to $3.4 million last year. The increase was primarily due to $39.1 million in net borrowings related to the Virginia distribution center purchase and expansion project. The increase in net cash provided by financing activities was partially offset by $14.9 million used to repurchase 425,500 shares of the Company’s common stock under its stock repurchase program versus $4.7 million spent to repurchase 201,400 shares in the prior year. In addition, the Company also received $10.0 million from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $9.7 million received in the prior year.

For fiscal 2003, net cash provided by financing activities was $3.4 million, which was primarily due to proceeds of $9.7 million from the issuance of common stock in connection with the Company’s stock option and stock purchase plans, partially offset by the repurchase of 201,400 shares of the Company’s common stock for $4.7 million and $1.7 million in principal payments on capital lease obligations.

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. During the first three quarters of fiscal 2004 the Company repurchased 425,500 shares under the program. There were no shares repurchased under the program during the fourth quarter of fiscal 2004. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase as of January 29, 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. At the end of the last two fiscal years the Company had no outstanding borrowings under this Agreement or the replaced revolving line of credit. The Company had $19.5 million and $14.5 million in outstanding letters of credit at the end of fiscal 2004 and 2003, respectively.

Contractual Obligations and Commercial Commitments. The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of January 29, 2005:

Contractual Obligations (in millions)	Less than 1 year	1-3 years	4-5 Years	After 5 Years	Total Amount Committed
Operating leases	$68.8	$195.1	$113.9	$131.8	$509.6
Capital leases (principal and interest)	3.0	8.4	3.8	14.3	29.5
Long-term debt	2.4	10.5	8.0	18.2	39.1
Merchandise letters of credit	14.4	—	—	—	14.4
Standby letters of credit	5.1	—	—	—	5.1
Purchase obligations[1]	128.7	—	—	—	128.7
Severance payments[2]	0.9	0.6	—	—	1.5

Total	$223.3	$214.6	$125.7	$164.3	$727.9

1.	As of January 29, 2005, the Company had approximately $128.7 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
2.	Payable to the Company’s former CEO. See exhibit 10.15 to this Form 10-K.

Off Balance Sheet Arrangements

Other than the operating leases and letters of credit discussed above, the Company has no financial arrangements involving special-purpose entities or lease agreements, commonly described as synthetic leases, or any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. The Company will be required to adopt SFAS 123(R) at the beginning of its third fiscal quarter ending October 29, 2005. The Company is currently evaluating the impact and expects adopting SFAS 123(R) will cause a significant increase in expense.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of SFAS No. 151 and does not expect it to have a material impact on the Company’s financial position or results of operations.

Inflation

The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Quarterly Results and Seasonality

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods. The financial information gives effect to the restatement discussed in Note 2 to the consolidated financial statements.

(In thousands, except per share data and number of stores)	Fiscal Quarters Ended
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
	(As Restated)	(As Restated)	(As Restated)
Net sales	$185,703	$189,500	$190,416	$342,941
Gross profit	62,932	64,305	62,557	120,409
Net income	3,173	3,346	246	23,456
Net income per weighted average share
Basic	$0.15	$0.15	$0.01	$1.08
Diluted	$0.14	$0.15	$0.01	$1.06

Number of stores open at end of period	212	220	229	237

(In thousands, except per share data and number of stores)	Fiscal Quarters Ended
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$159,218	$159,760	$170,019	$312,569
Gross profit	54,807	55,318	57,365	113,967
Net income	2,383	2,844	735	26,725
Net income per weighted average share
Basic	$0.11	$0.13	$0.03	$1.23
Diluted	$0.11	$0.13	$0.03	$1.18

Number of stores open at end of period	181	187	195	204

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and most of its net income for the entire fiscal year. Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

The Company’s quarterly results of operations may also fluctuate based upon such factors as delays in the flow of merchandise, the ability to realize the expected operational and cost efficiencies from its distribution centers, the number and timing of store openings and related store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings or relocations, competitive factors, changes in fuel and other shipping costs, general economic conditions, geopolitical conditions, fluctuations in the value of the U.S. dollar against foreign currencies, labor market fluctuations, changes in accounting rules and regulations and unseasonable weather conditions.

Critical Accounting Policies and Estimates

Cost Plus, Inc.’s and its subsidiaries’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates and assumptions include, but are not limited to, inventory values, fixed asset lives, intangible asset values, deferred income taxes, self-insurance reserves and the impact of contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The Company has also chosen certain accounting policies when options are available, including the retail inventory method of accounting for inventories and the intrinsic value method to account for common stock options. These accounting policies are applied consistently for all years presented. Operating results would be affected if other alternatives were used. Information about the impact on operating results by using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” is included in Note 1 to the consolidated financial statements.

Although not all inclusive, the Company believes that the following represent the more critical estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition The Company recognizes revenue from the sale of merchandise, net of discounts and an allowance for estimated returns, at the time the merchandise is sold. The allowance for sales returns is based on historical experience and was approximately $0.3 million for each of fiscal 2004, 2003 and 2002.

Inventory Inventories are stated at the lower of cost or market with cost determined under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins is calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, the Company’s use of the RIM results in valuing inventories at lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as gross margin. To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM utilizes multiple departments in which fairly homogeneous classes of merchandise inventories having similar gross margins are grouped. In addition, failure to take timely markdowns could result in an overstatement of cost under the lower of cost or market principle. When necessary, the Company records a markdown allowance that reduces inventory value to the lower of cost or market. Management believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Insurance / Benefits The Company records estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insurance programs with per occurrence and aggregate limits on losses. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Other Accounting Estimates Estimates inherent in the preparation of the Company’s financial statements include those associated with the evaluation of the recoverability of recorded deferred tax assets, the adequacy of recorded deferred tax liabilities, the impairment of goodwill and long-lived assets and those estimates used in the determination of liabilities related to litigation, claims and assessments. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historic experience and current and expected economic conditions.

The Company periodically reevaluates these significant factors and makes adjustments where facts and circumstances dictate. To date, actual results have not significantly deviated from those determined using the estimates described above.

The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and the adequacy of the recorded deferred tax liability. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period such a determination was made. Likewise, should the Company determine it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. If the Company were to determine that its recorded tax liabilities were understated, an adjustment to deferred tax liabilities would be charged to income in the period such a determination was made. Conversely, should the Company determine that its deferred tax liabilities are in excess of its actual liability, an adjustment to deferred tax liabilities would increase income in the period such a determination was made. In fiscal 2004, the Company recorded a valuation allowance of $0.1 million to reduce its deferred tax assets and believes the recorded deferred tax liability is adequate.

The Company had net goodwill in the amount of $4.2 million at January 29, 2005. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed an impairment test, which resulted in no impairment being identified.

The Company is involved in litigation, claims and assessments incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these matters. The Company accrues its best estimate of the probable cost for the resolution of claims. When appropriate, such estimates are developed in consultation with outside counsel handling the matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability may change.

Factors Affecting Future Performance

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

The Company’s future performance is subject to risks and uncertainties that include, without limitation, changes in economic trends, competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, the Company’s ability to efficiently source and distribute products, the Company’s ability to realize expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, significant increases in the cost of fuel or utility services, changes in the level of consumer spending on, or preferences for, home-related merchandise, fluctuations in the value of the U.S. dollar against foreign currencies, changes in accounting rules and regulations, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife and the effects on the flow or price of merchandise from overseas, terrorist attacks and our nation’s response thereto and the Company’s ability to implement and integrate various new systems and technologies. Beginning in the third quarter of fiscal 2005, the Company will be required to begin recognizing expense related to stock-based compensation, and the impact on its reported earnings for the fiscal year will be significant. In addition, the Company’s corporate headquarters, one of its distribution centers and a significant number of its stores are located in California; therefore, a downturn in the California economy or a major natural disaster could significantly affect the Company’s operating results and financial condition.

In addition to the above factors, the retail industry is highly seasonal. The net sales of the Company for the fourth (Holiday) fiscal quarter are historically higher than each of the first three fiscal quarters. The Company has realized a significant portion of its profits in each fiscal year during the fourth fiscal quarter. If intensified price competition, lower than anticipated consumer demand or other factors were to occur during the fourth fiscal quarter, the Company’s fiscal year results could be adversely affected. For a more detailed discussion on risk factors see page 5 herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore is affected by changes in market interest rates. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments which are also affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 50 basis points (a 10% change from the Company’s borrowing rate as of January 29, 2005), the Company’s results of operations and cash flows would not be materially affected.

Foreign Currency Risks The majority of purchase obligations outside of the United States of America into which the Company enters are settled in U.S. dollars, therefore, the Company has only minimal exposure to foreign currency exchange risks. The cost of products purchased in international markets can be affected by changes in foreign currency exchange rates and significant exchange rate changes could have a material impact on future product costs. The extent to which an increase in costs from foreign currency exchange rate changes will be able to be recovered in higher prices charged to customers is uncertain. The Company does not hedge against foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Controls Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cost Plus, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the accompanying fiscal 2003 and 2002 consolidated financial statements have been restated.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 14, 2005

Consolidated Balance Sheets

(In thousands, except share amounts)	January 29, 2005	January 31, 2004
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$42,918	$52,431
Short-term investments	—	8,999
Merchandise inventories, net	253,119	210,432
Other current assets	19,924	15,311

Total current assets	315,961	287,173
Property and equipment, net	163,756	133,043
Goodwill, net	4,178	4,178
Other assets, net	11,204	8,647

Total assets	$495,099	$433,041

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,450	$61,008
Income taxes payable	9,692	12,028
Accrued compensation	12,620	11,774
Current portion of long-term debt	2,391	—
Other current liabilities	23,360	18,719

Total current liabilities	120,513	103,529
Capital lease obligations	13,851	36,167
Long-term debt	36,740	—
Other long-term obligations	34,472	30,627
Commitments and contingencies (See Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 21,832,559 and 21,822,781 shares	218	218
Additional paid-in capital	158,183	148,263
Retained earnings	132,209	114,237
Accumulated other comprehensive loss	(1,087)	—

Total shareholders’ equity	289,523	262,718

Total liabilities and shareholders’ equity	$495,099	$433,041

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	January 29, 2005	January 31, 2004	February 1, 2003
		(As Restated)	(As Restated)
Net sales	$908,560	$801,566	$692,301
Cost of sales and occupancy	598,357	520,109	449,185

Gross profit	310,203	281,457	243,116
Selling, general and administrative expenses	251,223	220,288	192,990
Store preopening expenses	7,552	6,845	6,586

Income from operations	51,428	54,324	43,540
Net interest expense	2,983	3,285	3,452

Income before income taxes	48,445	51,039	40,088
Income taxes	18,224	18,352	12,134

Net income	$30,221	$32,687	$27,954

Net income per weighted average share
Basic	$1.38	$1.51	$1.29
Diluted	$1.35	$1.46	$1.26

Weighted average shares outstanding
Basic	21,840	21,624	21,696
Diluted	22,323	22,349	22,158

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at February 2, 2002 (As Restated)	21,549,643	$215	$131,730	$63,286	—	$195,231
Common stock issued under Employee Stock Purchase Plan	14,385	—	355			355
Exercise of common stock options	290,215	3	4,463			4,466
Repurchase of common stock	(298,600)	(3)	(1,695)	(6,127)		(7,825)
Tax effect of disqualifying common stock dispositions			1,689			1,689
Net income (As Restated)				27,954		27,954	27,954

Balance at February 1, 2003 (As Restated)	21,555,643	215	136,542	85,113	—	221,870	27,954

Common stock issued under Employee Stock Purchase Plan	13,583	—	414			414
Exercise of common stock options	454,955	5	9,314			9,319
Repurchase of common stock	(201,400)	(2)	(1,143)	(3,563)		(4,708)
Tax effect of disqualifying common stock dispositions			3,136			3,136
Net income (As Restated)				32,687		32,687	32,687

Balance at January 31, 2004 (As Restated)	21,822,781	218	148,263	114,237	—	262,718	32,687

Common stock issued under Employee Stock Purchase Plan	14,881	—	468			468
Exercise of common stock options	420,397	4	9,575			9,579
Repurchase of common stock	(425,500)	(4)	(2,620)	(12,249)		(14,873)
Tax effect of disqualifying common stock dispositions			2,497			2,497
Net income				30,221		30,221	30,221
Other comprehensive loss					(1,087)	(1,087)	(1,087)

Balance at January 29, 2005	21,832,559	$218	$158,183	$132,209	$(1,087)	$289,523	$29,134

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(As Restated)	(As Restated)
Cash Flows From Operating Activities:
Net income	$30,221	$32,687	$27,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,900	23,782	20,601
Deferred income taxes	2,123	5,403	1,059
Changes in assets and liabilities:
Merchandise inventories	(42,687)	(38,044)	(41,044)
Other assets	(5,768)	2,035	(3,154)
Accounts payable	11,442	2,889	14,129
Income taxes payable	161	5,687	1,085
Other liabilities	5,262	1,836	14,676

Net cash provided by operating activities	26,654	36,275	35,306

Cash Flows From Investing Activities:
Purchase of short-term investments	—	(8,999)	—
Maturity of short-term investments	8,999	—	—
Purchases of property and equipment	(77,084)	(29,253)	(26,957)
Proceeds from sale of property and equipment	—	1,348	90

Net cash used in investing activities	(68,085)	(36,904)	(26,867)

Cash Flows From Financing Activities:
Proceeds from long-term debt	40,000	—	—
Principal payments on long-term debt	(870)	—	—
Debt issuance costs	(634)	—	—
Principal payments on capital lease obligations	(1,752)	(1,672)	(1,148)
Common stock repurchases	(14,873)	(4,708)	(7,825)
Proceeds from the issuance of common stock	10,047	9,733	4,821

Net cash provided by (used in) financing activities	31,918	3,353	(4,152)

Net increase (decrease) in cash and cash equivalents	(9,513)	2,724	4,287

Cash and Cash Equivalents:
Beginning of period	52,431	49,707	45,420

End of period	$42,918	$52,431	$49,707

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,343	$3,609	$3,283

Cash paid for taxes	$15,156	$7,262	$9,988

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$21,240	$—	$—
Reduction in capital lease assets	$19,584	$—	$—
New capital leases	$—	$—	$6,686

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At January 29, 2005, the Company operated 237 stores in 30 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea. The Company accounts for its operations as one operating segment.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended January 29, 2005 (fiscal 2004), January 31, 2004 (fiscal 2003) and February 1, 2003 (fiscal 2002).

Principles of Consolidation The consolidated financial statements include the accounts of Cost Plus, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s significant accounting judgments and estimates affect the valuation of inventories, depreciable lives and impairments of long-lived assets, accrued liabilities, deferred taxes, self-insurance reserves and allowances for sales returns.

Estimated Fair Value of Financial Instruments The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt and unrealized gains and losses on interest rate swaps approximate their estimated fair value.

Cash Equivalents The Company considers all highly liquid investments with original maturities of 90 days or less as cash equivalents.

Short-term Investments Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are comprised primarily of government agency and municipal obligations with an original maturity greater than 90 days and less than one year.

Inventories Inventories are stated at lower of cost or market under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. Cost includes certain buying and distribution costs related to the procurement, processing and transportation of merchandise. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Property and Equipment Buildings, furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Store fixtures and equipment	3-10 years
Leasehold improvements	Lesser of life of the asset or life of lease
Computer equipment and software	3-5 years

Capital Leases Non-cancelable leases that meet the criteria of capital leases are capitalized as assets in property and equipment and amortized on a straight-line basis over their related lease terms.

Other Assets Other assets include deferred compensation plan assets, lease rights and interests, deferred taxes and other intangibles. Lease rights and interests are amortized on a straight-line basis over their related lease terms.

Goodwill and Other Intangibles In June 2001, the Financial Standards Accounting Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be disclosed separately from other intangible assets in the balance sheet, and no longer be amortized but tested at least annually for impairment. The Company adopted SFAS No. 142 on February 3, 2002 and ceased amortizing $4.2 million of goodwill and $0.7 million in intangible assets as of that date. As required by this pronouncement, the Company completed the annual impairment tests. Based on the tests performed there was no impairment of goodwill and other intangible assets in fiscal 2004, 2003 or 2002. There can be no assurance that future goodwill and other intangible impairment tests will not result in a charge to earnings. At January 29, 2005, the gross carrying value of intangible assets subject to amortization was $3.2 million with accumulated amortization of $2.4 million. Amortization expense related to these assets, primarily lease rights, totaled approximately $136,000 in fiscal 2004, 2003 and 2002. The Company expects amortization expense for the existing intangible assets will be approximately $130,000 for fiscal 2005, and approximately $55,000, $50,000, $45,000 and $37,000 per year, respectively, for the four fiscal years thereafter.

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flow. Store specific long-lived assets and intangible assets with finite lives are evaluated at an individual store level, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed, there was no impairment of long-lived and intangible assets in fiscal 2004, 2003 or 2002. There can be no assurance that future long-lived and intangible asset impairment tests will not result in a charge to earnings.

Self-Insurance The Company is self insured for workers’ compensation, general liability costs, property insurance and certain health insurance plans with per occurrence and aggregate limits on losses. The self-insurance liability recorded in the financial statements is based on claims filed and an estimate of claims incurred but not yet reported. The following sets forth the significant insurance coverage by major category:

Workers’ compensation- The Company retains losses on individual claims up to a maximum of $300,000.

General liability insurance- The Company maintains a $50,000 deductible for each submitted claim.

Property insurance- The Company maintains a $250,000 deductible for each submitted claim.

Health insurance- The Company has a stop loss provision per claim of $200,000.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. The cumulative net excess of recorded rent expense over lease payments made in the amount of $30.5 million and $28.2 million is reflected in other long-term obligations on the Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004.

Stock-Based Compensation The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, no compensation expense has been recognized in the financial statements for employee stock arrangements. The disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” are set forth below.

SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Expected life (in years)	4.2	4.2	4.2
Expected volatility	56.0%	64.0%	64.0%
Risk free interest rates	2.6%	2.5%	4.0%
Expected dividends	—	—	—

The Company’s calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended
(In thousands, except per share data)	January 29, 2005	January 31, 2004	February 1, 2003
Net income, as reported	$30,221	$32,687	$27,954
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,266)	(4,658)	(4,367)

Pro forma net income	25,955	28,029	23,587
Basic net income per weighted average share:
As reported	$1.38	$1.51	$1.29
Pro forma	$1.19	$1.30	$1.09
Diluted net income per weighted average share:
As reported	$1.35	$1.46	$1.26
Pro forma	$1.16	$1.25	$1.06

Under the Black-Scholes option pricing model, the weighted average fair value of the stock options granted during fiscal 2004, 2003, and 2002 was $17.67, $11.88, and $12.99, respectively. The Company will be required to adopt SFAS No. 123 (revised 2004), “Share-Based Payment,” in the third quarter of fiscal 2005, resulting in the recognition of expense related to stock-based compensation in its results of operations.

Revenue Recognition The Company recognizes revenue from the sale of merchandise, net of discounts and an allowance for estimated returns, at the time the merchandise is sold. The allowance for sales returns is based on historical experience and was approximately $0.3 million for fiscal 2004, 2003 and 2002.

Cost of Sales and Occupancy Cost of sales includes costs to acquire merchandise inventory and costs of freight and distribution. The costs of maintaining warehouse facilities including depreciation, rent, utilities and certain indirect costs such as product purchasing activities and logistics are also charged to cost of sales. Occupancy costs include rent under store lease agreements, utility costs, common area maintenance costs charged to the Company by landlords and property taxes.

Vendor Credits and Rebates The Company’s policy is to recognize vendor credits and rebates in accordance with the provisions of the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Markdown allowances are recognized as a credit to cost of sales upon the later of sale of the individual units or receipt of the markdown allowance. Once granted, the Company recognizes volume rebates ratably over the period rebates are earned unless they are not reasonably estimable, in which case they are recognized when the milestones are achieved. Only when achievement of the rebate appears probable does the Company recognize the credit over the milestone period. The rebates are recognized as a credit to cost of sales. Lost sales allowances for items such as defective merchandise and shipping delays are recognized as a credit to cost of sales as the related specific merchandise is sold.

Selling, General and Administrative Expenses Selling, general and administrative expenses include costs related to functions such as advertising, store operations expenses, corporate management, marketing, administration and legal and accounting, among others. Such costs include compensation, insurance costs, employment taxes, property taxes, credit card fees, management information systems operating costs, telephone and other communication charges, travel related expenses, professional and other consulting fees and utilities, among other costs.

Advertising Expense Advertising costs, which include newspaper, radio and other media advertising, are expensed as incurred. For fiscal 2004, 2003 and 2002, advertising costs were $52.3 million, $46.2 million and $38.7 million, respectively.

Store Preopening Expenses Store preopening expenses include rent expense incurred prior to opening as well as grand opening advertising, labor, travel and hiring expenses and are expensed as incurred.

Concentration of Credit Risk Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents, and short-term investments. The Company places its cash and short-term investments with high quality financial institutions. At times, such balances may be in excess of FDIC insurance limits.

Income Taxes Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. For fiscal 2004, the Company had a net deferred tax liability of $2.5 million, of which $3.9 million was included in other assets and $6.4 million was included in other current liabilities on the Company’s consolidated balance sheet. For fiscal 2003, the Company had a net deferred tax liability of $0.4 million, of which $2.0 million was included in other assets and $2.4 million was included in other current liabilities on the Company’s consolidated balance sheet.

Comprehensive Income Comprehensive income consists of net income and unrealized gains and losses on interest rate swaps. The Company accounts for its interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

Net Income per Share SFAS No. 128, “Earnings Per Share,” requires earnings per share (“EPS”) to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. The following is a reconciliation of the weighted average number of shares used in the Company’s basic and diluted per share computations:

	Fiscal Year Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Basic shares	21,840	21,624	21,696
Effect of dilutive stock options	483	725	462

Diluted shares	22,323	22,349	22,158

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal year ended January 29, 2005 there were 504,000 anti-dilutive options. For the fiscal year ended January 31, 2004 there were no anti-dilutive options and for the fiscal year ended February 1, 2003 these options totaled 241,399.

New Accounting Pronouncements In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. The Company will be required to adopt SFAS 123(R) at the beginning of its third fiscal quarter ending October 29, 2005. The Company is currently evaluating the impact and expects adopting SFAS 123(R) will cause a significant increase in expense.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of SFAS No. 151 and does not expect it to have a material impact on the Company’s financial position or results of operations.

Note 2. Restatement

Following a review of its lease-related accounting policies the Company determined it was necessary to correct the way it accounts for straight-line rent related to operating leases. In periods prior to the fourth quarter of fiscal 2004 the Company recognized straight-line rent expense for operating leases beginning when a new store opened rather than beginning when the Company took possession of the facility to prepare it for opening. The Company has determined it should begin to recognize rent expense on the date it takes possession of the store. Rent expense incurred prior to the store opening is recorded in store preopening expenses.

In addition, prior to the fourth quarter of fiscal 2004, the Company’s consolidated balance sheet reflected the unamortized balance of tenant improvement allowances as a reduction of property and equipment with amortization of the credit recorded as a reduction to depreciation expense. The Company has determined that the unamortized balance of tenant improvement allowances should be recorded as a deferred rent credit and that the related amortization should be recorded as a decrease in occupancy expense as opposed to depreciation expense. Additionally, the statement of cash flows should reflect tenant improvement allowances as a cash flow from operating activities rather than as a reduction of capital expenditures.

As a result, the Company has determined it was necessary to restate the accompanying consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 to correct the way it accounts for its recognition of straight-line rent expense and tenant improvement allowances received from landlords. The cumulative effect of the restatement through fiscal 2001 of $3.5 million was recorded as a reduction of the Company’s previously reported beginning retained earnings balance at February 2, 2002 of $198.7 million. The restatement did not affect the Company’s previously reported net cash flows, net sales, or its compliance with revolving line of credit covenants.

The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at January 31, 2004, and its consolidated statements of operations and consolidated statements of cash flows for the years ended January 31, 2004 and February 1, 2003.

Fiscal Year Ended January 31, 2004	As Previously Reported	As Restated
Consolidated Balance Sheet Data
Property and equipment, net	$123,854	$133,043
Other assets	6,613	8,647
Total assets	421,818	433,041
Other long-term obligations	15,193	30,627
Retained earnings	118,448	114,237
Total shareholders equity	266,929	262,718
Total liabilities and shareholders equity	421,818	433,041
Consolidated Statements of Operations Data
Cost of sales and occupancy	$521,760	$520,109
Gross profit	279,806	281,457
Selling, general, and administrative expenses	219,247	220,288
Store preopening expenses	5,736	6,845
Income from operations	54,823	54,324
Income before income taxes	51,538	51,039
Income taxes	18,550	18,352
Net income	32,988	32,687
Net income per weighted average share-Basic	1.53	1.51
Net income per weighted average share-Diluted	1.48	1.46
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$33,658	$36,275
Net cash used in investing activities	(34,287)	(36,904)

Fiscal Year Ended February 1, 2003	As Previously Reported	As Restated
Consolidated Statements of Operations Data
Cost of sales and occupancy	$450,385	$449,185
Gross profit	241,916	243,116
Selling, general, and administrative expenses	192,284	192,990
Store preopening expenses	5,378	6,586
Income from operations	44,254	43,540
Income before income taxes	40,802	40,088
Income taxes	12,416	12,134
Net income	28,386	27,954
Net income per weighted average share-Basic	1.31	1.29
Net income per weighted average share-Diluted	1.28	1.26
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$31, 223	$35,306
Net cash used in investing activities	(22,784)	(26,867)

The Company’s Forms 10-Q for fiscal 2005 will reflect the restated quarterly data for the corresponding quarters in fiscal 2004.

Note 3. Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 29, 2005	January 31, 2004
Land and land improvements	$1,115	$—
Building and leasehold improvements	146,777	89,195
Furniture, fixtures and equipment	119,859	104,115
Facilities under capital leases	29,551	51,982

Total	297,302	245,292
Less accumulated depreciation and amortization	(133,546)	(112,249)

Property and equipment, net	$163,756	$133,043

Note 4. Other Assets

Other assets consist of the following:

(In thousands)	January 29, 2005	January 31, 2004
Deferred income taxes	$3,855	$2,034
Lease rights and interests	3,146	3,146
Other intangibles	1,631	1,517
Deferred compensation plan assets	2,687	2,229
Other	4,136	4,220

Total	15,455	13,146
Less accumulated amortization	(4,251)	(4,499)

Other assets, net	$11,204	$8,647

Note 5. Leases

The Company leases certain properties consisting of retail stores, distribution centers, the corporate office and equipment. Store leases typically contain initial terms and provisions for two to three renewal options of five to ten years each. The retail stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property.

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at January 29, 2005 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
Fiscal year:
2005	$2,960	$68,822	$71,782
2006	2,950	67,435	70,385
2007	2,799	65,047	67,846
2008	2,673	62,627	65,300
2009	2,302	59,746	62,048
Thereafter through the year 2040	15,841	185,944	201,785

Minimum lease commitments	29,525	$509,621	$539,146

Less amount representing interest	(14,160)

Present value of capital lease obligations	15,365
Less current portion	(1,514)

Long-term portion	$13,851

Accumulated amortization related to capital leases was $16.4 million and $17.0 million at January 29, 2005 and January 31, 2004, respectively. Amortization expense related to capital leases is classified as cost of sales and occupancy. For fiscal 2004, 2003 and 2002 such amortization expense was $2.2 million, $3.0 million and $1.9 million, respectively. Interest expense related to capital leases was $2.2 million for fiscal 2004 and $3.5 million for fiscal 2003 and 2002.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Operating leases:
Minimum rental expense	$62,001	$52,048	$44,828
Contingent rental expense	823	760	761
Less sublease rental income	(372)	(1,087)	(1,084)

Total	$62,452	$51,721	$44,505

Capital leases—contingent rental expense	$1,308	$1,366	$1,261

Total minimum rental income to be received from non-cancelable sublease agreements through 2011 is approximately $1.9 million as of January 29, 2005.

Note 6. Long-term Debt and Revolving Line of Credit

The Company’s long-term debt balance as of January 29, 2005 and January 31, 2004 is summarized as follows:

(In thousands)	January 29, 2005	January 31, 2004
Loan for Virginia distribution center purchase	$19,131	$—
Loan for Virginia distribution center construction	20,000	—

Total long-term debt	39,131	—
Less current portion	(2,391)	—

Long-tem debt, net	$36,740	$—

Total long-term debt matures as follows:

(In thousands)	Long-term debt
Fiscal year:
2005	$2,391
2006	3,400
2007	3,453
2008	3,654
2009	3,701
Thereafter through the year 2015	22,532

Total long-term debt	$39,131

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

In 2004, the Company also began construction on a 500,000 square foot expansion to the existing Virginia distribution center to help meet its future growth requirements. The expansion project was completed and placed in service in the first quarter of fiscal 2005. The Company funded the majority of the expansion project through a $20 million interest only revolving line of credit that bears interest at LIBOR plus 0.9% and matures in November 2005. The remaining amount was financed through internally generated funds. The Company will retire the line of credit with a new 10 year fully amortizing commercial real estate loan in the second quarter of fiscal 2005. This loan will bear interest at LIBOR plus 0.9%. The Company has entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with SFAS No. 133, to effectively fix the interest rate on the first $18 million of this loan at 6.65%. As of January 29, 2005, the Company had drawn $20.0 million against the revolving line of credit, which is classified as long-term debt on the consolidated balance sheet.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest will be paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. At the end of the last two fiscal years the Company had no outstanding borrowings under this Agreement or the replaced revolving line of credit. The Company had $19.5 million and $14.5 million in outstanding letters of credit at the end of fiscal 2004 and 2003, respectively.

Note 7. Distribution Center Acquisition

In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The purchase of the building is a component of the Company’s long-term strategy with respect to maximizing the efficiency of its distribution operations. The Facility will replace and consolidate approximately 500,000 square feet of space currently leased at two existing locations in Stockton, CA. The land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company also entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%. The swap will be accounted for as a cash flow hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activity.”

Note 8. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Current:
Federal	$13,331	$11,713	$10,656
State	1,985	856	799

Total current	15,316	12,569	11,455

Deferred:
Federal	3,192	6,488	4,734
State	(284)	(705)	(4,055)

Total deferred	2,908	5,783	679

Provision for income taxes	$18,224	$18,352	$12,134

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes (net of U.S. federal income tax benefit)	4.0	3.7	2.4
Benefit of wage and other tax credits	(1.7)	(3.2)	(7.5)
Non-deductible expenses	0.2	0.2	0.2
Other	0.1	0.3	0.2

Effective income tax rate	37.6%	36.0%	30.3%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
	January 29, 2005		January 31, 2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Capitalized inventory costs	$—	$6,921	$—	$3,919
Trade discounts	—	771	—	863
Prepaid expenses	—	553	—	—
Deferred rent	12,425	—	11,568	—
Capital leases	197	—	423	—
Lease rights	—	334	—	391
Depreciation	—	13,587	—	13,300
Deferred compensation	1,143	—	948	—
Credit and net operating loss carryforwards	6,521	—	5,838	—
Interest rate swaps	531	—	—	—
Deductible reserves and other	550	—	887	—
State taxes	—	1,579	—	1,563

Subtotal	21,367	23,745	19,664	20,036
Valuation allowance	(116)	—	—	—

Total	$21,251	$23,745	$19,664	$20,036

At January 29, 2005, the Company had California state enterprise zone credit carryforwards of approximately $6.1 million that have no expiration date. The Company also had state net operating loss carryforwards of $2.6 million that will expire in 5 to 14 years, and of $4.0 million that will expire in 15 to 20 years. The Company recorded a valuation allowance of $116,000 against state net operating loss carryforwards that will most likely not be realized.

Note 9. Equity and Stock Compensation Plans

Shareholder Rights Plan Each outstanding share of common stock has a Preferred Share Purchase Right (expiring on June 30, 2008) that is exercisable only upon the occurrence of certain change in control events.

Options As of January 29, 2005 the Company had options outstanding under one employee stock option plan; its 1995 Stock Option Plan (“1995 Plan”). The 1995 Plan permitted the granting of options to employees and directors to purchase, at fair market value as of the date of grant, up to 5,968,006 shares of common stock, less the aggregate number of shares related to options granted and outstanding under the 1994 Plan (821,120 shares). Options are exercisable over ten years and vest as determined by the Board of Directors, generally over three or four years. A 900,000 increase in the number of shares of common stock reserved for issuance was approved by the Board of Directors and shareholders in 2002 and is included in the share count above. No further grants are allowed under the 1995 plan due the approval of the 2004 Stock Plan, and the 1995 Plan will terminate in November 2005.

The 2004 Stock Plan (“2004 Plan”) was approved by the Board of Directors and shareholders in fiscal 2004. The 2004 Plan permits the granting of up to 1,800,000 shares, which includes 900,000 new shares, 100,000 transferred from the 1995 plan, and 800,000 shares subject to outstanding options under the 1995 Plan if they expire without being exercised. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The term of the options granted under the 2004 Plan and the date when the options become exercisable is determined by the Board of Directors. However, in no event will a stock option granted under the 2004 Plan be exercised more than ten years after the date of grant. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

On March 13, 1996, the Board of Directors approved the 1996 Director Stock Option Plan (“Director Option Plan”), which was amended by the shareholders in July 2004. The Director Option Plan permits the granting of options to non-employee directors to purchase up to 503,675 shares of common stock at fair market value as of the date of grant. Options are exercisable over ten years and vest as determined by the Board of Directors, generally over four years. The number of shares of common stock reserved for issuance under the Director Option Plan increased by 150,000 in 2002 and 100,000 in 2004, both increases were approved by the Board of Directors and shareholders and are included in the share count above.

A summary of activity under the Company’s option plans is set forth below:

	Shares	Weighted Average Exercise Price
Outstanding at February 2, 2002 (702,287 exercisable at a weighted average price of $18.27)	1,970,103	$20.23
Granted (Weighted average fair value per share granted of $12.99)	540,500	24.49
Exercised	(291,215)	15.39
Canceled and expired	(171,618)	22.52

Outstanding at February 1, 2003 (750,561 exercisable at a weighted average price of $20.49)	2,047,770	21.79
Granted (Weighted average fair value per share granted of $11.88)	612,500	23.37
Exercised	(454,955)	20.49
Canceled and expired	(138,664)	23.07

Outstanding at January 31, 2004 (618,636 exercisable at a weighted average price of $21.63)	2,066,651	22.48
Granted (Weighted average fair value per share granted of $17.67)	556,000	38.41
Exercised	(420,397)	22.78
Canceled and expired	(293,502)	25.99

Outstanding at January 29, 2005	1,908,752	$26.51

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 29, 2005:

	Options Outstanding			Options Exercisable
Actual Range of Exercise	Number Outstanding	Remaining Life (Yrs.)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 5.03 – $ 7.00	39,455	0.9	$5.19	39,455	$5.19
8.00 – 10.73	66,714	2.3	9.89	66,714	9.89
13.81 – 20.00	272,449	5.6	17.85	119,949	17.98
21.80 – 31.57	954,055	7.1	24.21	289,180	25.42
33.44 – 38.50	576,079	8.5	37.81	193,329	36.69

5.03 – 38.50	1,908,752	7.0	$26.51	708,627	$24.65

Employee Stock Purchase Plan On March 13, 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan (“Purchase Plan”). A total of 675,000 shares had been authorized for issuance under the Purchase Plan, of which 522,470 remain available for issue as of January 29, 2005. Employees who work at least 20 hours per week and more than five calendar months per calendar year and have been so employed for at least one year are eligible to have a specified percentage (not to exceed 10%) of each salary payment withheld to purchase common stock at 90% of its fair market value as of the last day of the purchase period. During fiscal 2004, 2003, and 2002, employees purchased approximately 14,881, 13,583, and 14,385 shares, respectively, of the Company’s common stock under the Purchase Plan at weighted average per share prices of $31.45, $30.48, and $24.71, respectively.

Note 10. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. Participants may contribute up to 60% of their salaries to a maximum of $14,000 per year and participants age 50 or older may contribute an additional catch-up deferral amount of up to $4,000 in 2005. The Company matches 50% of the first 4% of base salary that the employee contributes to the 401(k) plan. The Company contributed approximately $556,000 in fiscal 2004, $478,000 in fiscal 2003 and $455,000 in fiscal 2002.

In addition, a non-qualified deferred compensation plan is available to certain employees whose benefits are limited under Section 401(k) of the Internal Revenue Service Code. Compensation deferrals approximated $566,000 for fiscal 2004 and $818,000 for fiscal 2003.

Note 11. Commitments and Contingencies

The Company is involved in litigation, claims and assessments incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these matters. The Company accrues its best estimate of the probable cost for the resolution of claims. When appropriate, such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability in these matters may change.

Note 12. Quarterly Information (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods. The financial information gives effect to the restatement discussed in Note 2 herein.

	Fiscal Quarters Ended
	May 1, 2004		July 31, 2004		October 30, 2004		January 29, 2005
(In thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$185,703	$185,703	$189,500	$189,500	$190,416	$190,416	$342,941
Gross profit	62,487	62,932	63,857	64,305	62,107	62,557	120,409
Net income	3,297	3,173	3,381	3,346	369	246	23,456
Net income per weighted average share
Basic	$0.15	$0.15	$0.15	$0.15	$0.02	$0.01	$1.08
Diluted	$0.15	$0.14	$0.15	$0.15	$0.02	$0.01	$1.06

	Fiscal Quarters Ended
	May 3, 2003		August 2, 2003		November 1, 2003		January 31, 2004
(In thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$159,218	$159,218	$159,760	$159,760	$170,019	$170,019	$312,569	$312,569
Gross profit	54,426	54,807	54,935	55,318	56,958	57,365	113,487	113,967
Net income	2,563	2,383	2,873	2,844	858	735	26,694	26,725
Net income per weighted average share
Basic	$0.12	$0.11	$0.13	$0.13	$0.04	$0.03	$1.22	$1.23
Diluted	$0.12	$0.11	$0.13	$0.13	$0.04	$0.03	$1.18	$1.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of January 29, 2005.

Management’s assessment of the effectiveness of its internal control over financial reporting as of January 29, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its principal executive officer and its Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management. Based on this evaluation, the Company’s principal executive officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2005.

Management’s Consideration of the Restatement

As part of its evaluations of internal control over financial reporting and disclosure controls and procedures, the Company conducted a review of its accounting for operating leases and concluded that its accounting for tenant improvement allowances and recognition of rent expense was not appropriate under generally accepted accounting principles. As a result, the Company has restated its previously issued consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003. See Note 2 to the consolidated financial statements in this Form 10-K for further information relating to the restatement.

After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, “Materiality,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and taking into consideration (i) that the Company had identified lease accounting issues for investigation and correction in December 2004; (ii) that the restatement adjustments did not result in a material change to net income for any prior interim or annual period; (iii) that the results of the Company’s preliminary investigations were discussed with the Audit Committee of the Company’s Board of Directors in January 2005, prior to the Company’s fiscal year end; and (iv) that the restatement adjustments resulted in certain reclassifications in the Company’s balance sheet at January 31, 2004 and statements of cash flows for each of the fiscal years ended January 31, 2004 and February 1, 2003, management concluded that controls in place to identify appropriate application of generally accepted accounting principles were effective in ensuring that the financial statements were not materially misstated at January 29, 2005, and the control deficiency that resulted in the restatement of prior period financial statements was not in itself a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than May 29, 2005 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “ Executive Officers of the Registrant” at the end of Part I of this report.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which is filed as an exhibit to this report on Form 10-K. The policy applies to our Principal Executive Officer and our Chief Financial Officer, who also serves as our principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as of January 29, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1995 Stock Option Plan	1,650,261	$26.35	—
1996 Director Option Plan	258,491	$27.50	116,215
2004 Stock Plan	—	—	1,000,000

Total	1,908,752	$26.51	1,116,215

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit and Related Fees for Fiscal Years 2004 and 2003” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 23 of this Form 10-K.

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

(b)	List of Exhibits:

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated February 26, 2004, incorporated by reference to Exhibit 3.3 to the Form 10-K filed for the year ended January 31, 2004.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.2	Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.4	Real Estate Purchase Contract between the Company and GEM Big Bethel, L.L.C., dated January 6, 2004, for the purchase of a storage and distribution warehouse located in Isle of Wight County, Virginia, incorporated by reference to Exhibit 10.4.2 of the Form 10-K filed for the year ended January 31, 2004.

Exhibit No.	Description of Exhibits
10.5	Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to exhibit 10.1 of the Form 8-K filed on November 16, 2004.

10.6	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 3, 2004, between the Company and Industrial Developments International, Inc, for a building and land located in Stockton, CA, incorporated by reference to exhibit 10.1 of the Form 8-K filed on December 6, 2004.

10.6.1	Standing Loan Agreement and Swap Commitment, dated as of February 1, 2005, between the Company and Bank of America, N.A., to finance a portion of the acquisition costs of the building and land in Stockton, CA.

10.6.2	Promissory Note dated February 1, 2005 between Cost Plus, Inc. and Bank of America, N.A., as Lender.

10.6.3	Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing, made as of February 1, 2005, by Cost Plus, Inc., as trustor, PRLAP, Inc., as trustee for the benefit of Bank of America, N.A., as beneficiary.

10.7	Loan Agreement dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.7.1	Revolving Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1.1 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.7.2	Commercial Real Estate Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1.2 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.7.3	Credit Line and Construction Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing is made as of May 14, 2004, by Cost Plus, Inc., as trustor, PRLAP, Inc., Trustee, as trustee, for the benefit of Bank of America, N.A., as beneficiary, incorporated by reference to Exhibit 10.1.3 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.8♦	1994 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 effective April 3, 1996.

10.9♦	1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 3, 2002.

10.9.1♦	Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.10♦	Cost Plus, Inc. 1996 Director Option Plan as amended July 1, 2004, incorporated by reference to exhibit 4.5 of the registration statement on Form S-8 effective September 3, 2004.

10.10.1♦	Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.11♦	1996 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 effective April 3, 1996.

10.12♦	Cost Plus, Inc. 2004 Stock Plan, incorporated by reference to exhibit 4.4 of the registration statement on Form S-8 effective September 3, 2004.

Exhibit No.	Description of Exhibits
10.12.1♦	Form of Option Agreement, 2004 Stock Plan, incorporated by reference to exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.13♦	Cost Plus, Inc. Deferred Compensation Plan as amended and restated effective May 21, 2004, incorporated by reference to exhibit 4.6 of the registration statement on Form S-8 effective September 3, 2004.

10.14♦	Cash Plus Incentive Plan, as amended, incorporated by reference to exhibit 10.1 of the Form 8-K filed on November 23, 2004.

10.15♦	Employment Agreement, dated July 3, 2002, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.17♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Joan S. Fujii, incorporated by reference to Exhibit 10.13 of the Form 10-K filed for the year ended January 31, 2004.

10.18♦	Executive Transition Agreement, dated May 7, 1999, between the Company and Ralph D. Dillon, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

10.20♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and John J. Luttrell, incorporated by reference to Exhibit 10.16 of the Form 10-K filed for the year ended January 31, 2004.

10.21♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Michael J. Allen, incorporated by reference to Exhibit 10.17 of the Form 10-K filed for the year ended January 31, 2004.

10.22♦	Amended and Restated Employment Severance Agreement dated March 12, 2004, between the Company and Judith A. Soares, incorporated by reference to Exhibit 10.18 of the Form 10-K filed for the year ended January 31, 2004.

10.23♦	Employment Severance Agreement, dated March 12, 2004, between the Company and Patricia W. Juckett, incorporated by reference to Exhibit 10.19 of the Form 10-K filed for the year ended January 31, 2004.

10.24♦	Employment Severance Agreement dated May 3, 2004 between the Company and Theresa Strickland, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended May 1, 2004.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 31, 2004.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 31, 2004.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended January 31, 2004.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 14, 2005	By:	/s/ Danny W. Gurr
Danny W. Gurr
Chief Operating Officer and President-Interim

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny W. Gurr Danny W. Gurr	Director, Chief Operating Officer and President-Interim (Principal Executive Officer)	April 14, 2005

/s/ John J. Luttrell John J. Luttrell	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2005

/s/ Joseph H. Coulombe Joseph H. Coulombe	Director	April 14, 2005

/s/ Barry J. Feld Barry J. Feld	Director	April 14, 2005

/s/ Kim D. Robbins Kim D. Robbins	Director	April 14, 2005

/s/ Fredric M. Roberts Fredric M. Roberts	Director, Chairman of the Board	April 14, 2005

/s/ Thomas D. Willardson Thomas D. Willardson	Director	April 14, 2005