Form 10-Q
period 2005-04-30
COST PLUS INC/CA/
filed 2005-06-09
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes ☒ No ☐

The number of shares of Common Stock, $0.01 par value, outstanding on June 6, 2005 was 22,017,679.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended April 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	April 30, 2005	January 29, 2005	May 1, 2004
			(As Restated)
Assets
Current assets:
Cash and cash equivalents	$ 3,759	$ 42,918	$ 14,668
Short-term investments	—	—	1,004
Merchandise inventories, net	268,492	253,119	220,210
Other current assets	14,498	19,924	17,768

Total current assets	286,749	315,961	253,650
Property and equipment, net	188,134	163,756	131,567
Goodwill	4,178	4,178	4,178
Other assets, net	12,937	11,204	8,897

Total assets	$491,998	$495,099	$398,292

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 50,377	$ 72,450	$ 36,945
Income taxes payable	—	9,692	236
Accrued compensation	9,700	12,620	7,717
Revolving line of credit	6,500	—	—
Current portion of long-term debt	4,330	2,391	—
Other current liabilities	23,738	23,360	19,124

Total current liabilities	94,645	120,513	64,022
Capital lease obligations	13,471	13,851	35,695
Long-term debt	54,121	36,740	—
Other long-term obligations	35,328	34,472	31,355
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,015,149; 21,832,559 and 21,919,802 shares	220	218	219
Additional paid-in capital	163,128	158,183	156,066
Retained earnings	132,071	132,209	110,935
Accumulated other comprehensive loss	(986)	(1,087)	—

Total shareholders’ equity	294,433	289,523	267,220

Total liabilities and shareholders’ equity	$491,998	$495,099	$398,292

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
		(As Restated)
Net sales	$200,023	$185,703
Cost of sales and occupancy	133,304	122,771

Gross profit	66,719	62,932
Selling, general and administrative expenses	65,157	55,156
Store preopening expenses	1,061	1,841

Income from operations	501	5,935
Net interest expense	726	822

Income (loss) before income taxes	(225)	5,113
Income tax expense (benefit)	(87)	1,940

Net income (loss)	$(138)	$3,173

Net income (loss) per weighted average share
Basic	$(0.01)	$0.15
Diluted	$(0.01)	$0.14

Weighted average shares outstanding
Basic	21,914	21,845
Diluted	21,914	22,556

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
		(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(138)	$3,173
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,821	6,488
Deferred income taxes	(1,243)	(80)
Changes in assets and liabilities:
Merchandise inventories	(15,373)	(9,778)
Other assets	5,121	(2,720)
Accounts payable	(22,073)	(24,063)
Income taxes payable	(9,454)	(9,914)
Other liabilities	(1,253)	(2,958)

Net cash used in operating activities	(37,592)	(39,852)

Cash Flows From Investing Activities:
Maturity of short-term investments	—	7,995
Purchases of property and equipment	(31,057)	(4,919)
Proceeds from sale of property and equipment	7	—

Net cash provided by (used in) investing activities	(31,050)	3,076

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	6,500	—
Proceeds from long-term debt	20,000	—
Principal payments on long-term debt	(680)	—
Principal payments on capital lease obligations	(366)	(438)
Common stock repurchases	—	(7,687)
Proceeds from the issuance of common stock	4,029	7,138

Net cash provided by (used in) financing activities	29,483	(987)

Net decrease in cash and cash equivalents	(39,159)	(37,763)

Cash and Cash Equivalents:
Beginning of period	42,918	52,431

End of period	$3,759	$14,668

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$655	$813

Cash paid for taxes	$10,532	$11,935

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended April 30, 2005 and May 1, 2004

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at April 30, 2005 and May 1, 2004, the interim results of operations for the three months ended April 30, 2005 and May 1, 2004, and changes in cash flows for the three months ended April 30, 2005 and May 1, 2004. The balance sheet at January 29, 2005, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 29, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 29, 2005.

The results of operations for the three month period ended April 30, 2005, presented herein, are not indicative of the results to be expected for the full year.

2. RESTATEMENT

Following a review of its lease-related accounting policies, the Company determined it was necessary to correct the way it accounts for straight-line rent related to operating leases. In periods prior to the fourth quarter of fiscal 2004 the Company had recognized straight-line rent expense for operating leases beginning when a new store opened rather than beginning when the Company took possession of the facility to prepare it for opening. The Company has determined it should begin to recognize rent expense on the date it takes possession of the store. Rent expense incurred prior to the store opening is recorded in store preopening expenses.

In addition, prior to the fourth quarter of fiscal 2004, the Company’s consolidated balance sheet had reflected the unamortized balance of tenant improvement allowances as a reduction of property and equipment with amortization of the credit recorded as a reduction to depreciation expense. The Company has determined that the unamortized balance of tenant improvement allowances should be recorded as a deferred rent credit and that the related amortization should be recorded as a decrease in occupancy expense as opposed to depreciation expense. Additionally, the consolidated statement of cash flows should reflect tenant improvement allowances as a cash flow from operating activities rather than as a reduction of capital expenditures.

As a result, the Company has restated the accompanying condensed consolidated balance sheet as of May 1, 2004 and its condensed consolidated statement of operations for the three months ended May 1, 2004. The restatement did not affect the Company’s previously reported total net cash flows from operating activities, investing activities, or financing activities on its condensed consolidated statement of cash flows for the three months ended May 1, 2004.

Three Months Ended May 1, 2004 (In thousands, except per share data)	As Previously Reported	As Restated
Consolidated Balance Sheet Data
Property and equipment, net	$ 122,671	$ 131,567
Other assets, net	6,783	8,897
Total assets	387,282	398,292
Other long-term obligations	16,010	31,355
Retained earnings	115,270	110,935
Total shareholders’ equity	271,555	267,220
Total liabilities and shareholders’ equity	387,282	398,292
Consolidated Statements of Operations Data
Cost of sales and occupancy	$ 123,216	$ 122,771
Gross profit	62,487	62,932
Selling, general, and administrative expenses	54,863	55,156
Store preopening expenses	1,485	1,841
Income from operations	6,139	5,935
Income before income taxes	5,317	5,113
Income tax expense	2,020	1,940
Net income	3,297	3,173
Net income per weighted average share-Diluted	0.15	0.14

3. IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. Based on the SEC Final Rule issued on April 15, 2005 the Company plans to adopt SFAS 123(R) at the beginning of the first quarter of fiscal 2006. The Company is currently evaluating the impact and expects that adopting SFAS 123(R) will cause a significant increase in compensation expense.

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

4. EMPLOYEE STOCK COMPENSATION

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model.

The Company’s calculations are based on a multiple option approach, and forfeitures are recognized as they occur. Had compensation cost for the stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(In thousands, except per share data)	April 30, 2005	May 1, 2004
Net income (loss), as reported	$(138)	$3,173
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	381	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(618)	(1,092)

Pro forma net income (loss)	$(375)	$2,081

Basic net income (loss) per weighted average share:
As reported	$(0.01)	$0.15
Pro forma	$(0.02)	$0.10

Diluted net income (loss) per weighted average share:
As reported	$(0.01)	$0.14
Pro forma	$(0.02)	$0.09

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
April 30, 2005
Shares	21,914	—	21,914
Amount	$(0.01)	$0.00	$(0.01)

May 1, 2004
Shares	21,845	711	22,556
Amount	$0.15	$(0.01)	$0.14

For the three months ended April 30, 2005, options to purchase 2,052,971 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were no options excluded from the computation of diluted earnings per share for the three months ended May 1, 2004.

6. COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended April 30, 2005 and May 1, 2004 was as follows:

	Three Months Ended
(In thousands)	April 30, 2005	May 1, 2004
Net income (loss), as reported	$(138)	$3,173
Other comprehensive income net of taxes - cash flow hedge	101	—

Comprehensive income (loss)	$(37)	$3,173

7. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this loan at 4.82%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

In 2004, the Company also began construction on a 500,000 square foot expansion to the existing Virginia distribution center to help meet its future growth requirements. The expansion project was completed and placed in service in the first quarter of fiscal 2005. The Company funded the majority of the expansion project through a $20 million interest only revolving line of credit and the remaining amount was financed through internally generated funds. The Company retired the line of credit in May 2005 with a new $20 million 10 year fully amortizing commercial real estate loan. This loan bears interest at LIBOR plus 0.9%. The Company entered into interest rate swap agreements to effectively fix interest on this loan at a weighted average rate of 6.58%. The swaps are accounted for as a cash flow hedge in accordance with SFAS No. 133.

In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The purchase of the building is a component of the Company’s long-term strategy to maximize the efficiency of its distribution operations. The building will replace and consolidate approximately 500,000 square feet of space currently leased at other existing locations in Stockton, CA. The land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%. The swap is accounted for as a cash flow hedge in accordance with SFAS 133.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest will be paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of April 30, 2005, the Company was in compliance with its loan covenant requirements and had $6.5 million of outstanding borrowings under its line of credit and $19.3 million outstanding in letters of credit.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares under the program in fiscal 2004. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase as of January 29, 2005. There were no shares repurchased under the program in the first quarter of fiscal 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended April 30, 2005. The discussion and analysis gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements presented herein.

This document contains forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements, and shareholders of Cost Plus, Inc. should carefully review the cautionary statements set forth in this form 10-Q, including “Factors that May Affect Future Results” beginning on page 12 hereof. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to the Company. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

Total sales for the first quarter of fiscal 2005 increased 7.7% to $200.0 million, with a comparable store sales decrease of 1.9% versus a comparable store sales increase in last year’s first quarter of 3.4%. The Company reported a net loss of $138,000, or $0.01 per diluted share, for the first quarter of fiscal 2005 versus net income of $3.2 million, or $0.14 per diluted share, in the first quarter of fiscal 2004. The net loss included pre-tax charges totaling $3.1 million related to the departure of the Company’s former Chief Executive Officer and the closing of four stores.

In the first quarter of fiscal 2005 the Company opened five new stores and closed four existing stores to end the quarter with 238 stores in 30 states. The Company plans to continue with its store expansion strategy and currently expects to open a total of 35 new stores in fiscal 2005. The new stores will include locations in both existing and new markets. The new store openings, when combined with the expected closing of five stores, will result in 267 locations by the end of the year. The Company continues to believe there is ample room in the United States for more than 600 stores.

Results of Operations

The three months ended April 30, 2005 as compared to the three months ended May 1, 2004.

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $14.3 million, or 7.7%, to $200.0 million in the first quarter of fiscal 2005 from $185.7 million in the first quarter of fiscal 2004. The increase in net sales was attributable to an increase in non-comparable store sales offset by a decrease in comparable store sales. Comparable store sales decreased 1.9%, or $3.4 million, in the first quarter of fiscal 2005 compared to an increase of 3.4%, or $5.2 million, in the first quarter of fiscal 2004. Comparable store sales decreased primarily as a result of lower customer traffic surrounding the Easter Holiday when compared to last year. As of April 30, 2005, the calculation of comparable store sales included a base of 200 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $17.7 million for the quarter. As of April 30, 2005, the Company operated 238 stores compared to 212 stores as of May 1, 2004.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 63.5% of sales in the first quarter of fiscal 2005 compared to 64.0% in the prior year first quarter and consumables were 36.5% in the first quarter of fiscal 2005 compared to 36.0% in the prior year first quarter.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facilities costs, increased $10.5 million, or 8.6%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Cost of sales increased $7.1 million primarily due to the increased sales volume, and occupancy costs increased $3.4 million primarily as a result of new store openings.

As a percentage of net sales, total cost of sales and occupancy increased 0.5% to 66.6% in the first quarter of fiscal 2005 from 66.1% in first quarter of fiscal 2004 due to a 1.0% increase in occupancy costs which were offset by a 0.5% decrease in cost of sales. Occupancy costs increased as a percentage of net sales as a result of higher real estate tax assessments, increased common area maintenance costs and the de-leveraging of these costs due to the decrease in comparable store sales. The decrease in cost of sales as a percentage of net sales is related to higher initial mark ups combined with strong sales in certain high margin categories and improved distribution center costs, partially offset by higher fuel costs.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $10.0 million to $65.2 million, or 18.1%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase in SG&A expenses was primarily the result of new store openings and pre-tax charges totaling $3.1 million related to the departure of the former Chief Executive Officer and the closure of four stores. As a percentage of net sales, SG&A expenses increased to 32.6% in the first quarter of fiscal 2005 from 29.7% in the first quarter of fiscal 2004. Before the pre-tax charges of $3.1 million, SG&A expenses as percentage of net sales was 31.0% in the first quarter of fiscal 2005. On this basis, the increase in SG&A expenses as a percentage of net sales was primarily due to de-leveraging from the decrease in comparable store sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $1.1 million in the first quarter of fiscal 2005 compared to $1.8 million in the first quarter of fiscal 2004. The Company opened five stores in the first quarter of fiscal 2005 compared to eight stores in the first quarter of fiscal 2004. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $726,000 in the first quarter of fiscal 2005 compared to $822,000 in the first quarter of fiscal 2004. The decrease in net interest expense was primarily due to the termination of the Virginia distribution center capital lease, which was replaced with a lower interest rate loan used to purchase the facility, partially offset by additional interest expense from the Virginia distribution center expansion loan.

Income Taxes The Company’s effective tax rate was 38.5% in the first quarter of fiscal 2005 compared to 38.0% in the first quarter of fiscal 2004. The increase in the effective tax rate was due to the diminishing benefit of employment and capital investment tax credits and an increase in state taxes as the Company expands its presence in the Eastern United States. The Company expects its effective tax rate to be 38.5% for the remainder of the year.

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

The Company’s future performance is subject to risks and uncertainties that include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, litigation, claims, and assessments against the Company, the Company’s ability to efficiently source and distribute products, the Company’s ability to realize expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, significant increases in the cost of fuel or utility services, changes in the level of consumer spending on, or preferences for, home-related merchandise, fluctuations in the value of the U.S. dollar against foreign currencies, changes in accounting rules, regulations and interpretations, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife and the effects on the flow or price of merchandise from overseas, terrorist attacks and our nation’s response thereto and the Company’s ability to implement and integrate various new systems and technologies. In addition, the Company’s corporate headquarters, one of its distribution centers and a significant number of its stores are located in California; therefore, a downturn in the California economy or a major natural disaster in the state of California could significantly affect the Company’s operating results and financial condition. Beginning in the first quarter of fiscal 2006, the Company will be required to begin recognizing expense related to stock-based compensation, and the impact on reported earnings is expected to be significant.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at April 30, 2005 was $3.8 million compared to $14.7 million at May 1, 2004. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. The purchase and renovation of a Stockton, CA distribution facility resulted in a net use of cash of $26.7 million in the first quarter of fiscal 2005 and the renovation is expected to result in an additional $5.2 million use of cash in the second quarter of fiscal 2005. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Activities In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The purchase of the building is a component of the Company’s long-term strategy to maximize the efficiency of its distribution operations. The building will replace and consolidate approximately 500,000 square feet of space currently leased at other existing locations in Stockton, CA. The land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%.

Cash Flows From Operating Activities Net cash used in operating activities totaled $37.6 million for the first quarter of fiscal 2005, a decrease of $2.3 million from the first quarter of fiscal 2004. The decrease in net cash used in operations was primarily due to a decrease in other current assets related to the timing of rent payments offset by higher inventory growth compared to the prior year and lower net income adjusted for non-cash depreciation and amortization.

Cash Flows From Investing Activities Net cash used in investing activities totaled $31.1 million in the first quarter of fiscal 2005 compared to net cash provided of $3.1 million in the first quarter of fiscal 2004. The change was due to an increase in capital expenditures of $26.1 million primarily related to the purchase of a Stockton, CA distribution facility for $25.1 million and a decrease in cash provided from the maturity of short-term investments of $8.0 million.

The Company estimates that fiscal 2005 capital expenditures will approximate $67.3 million; including approximately $19.8 million for new stores, $32.9 million for distribution center projects including the purchase and renovation of a distribution facility in Stockton, CA, $6.4 million for management information systems, and $8.2 million allocated to investments in existing stores and other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $29.5 million in the first quarter of fiscal 2005 compared to net cash used of $1.0 million in the first quarter of fiscal 2004. The increase was primarily due to $19.3 million in net borrowings related to the purchase of a Stockton, CA distribution facility and $6.5 million in net borrowings under the Company’s revolving line of credit. In addition, the Company repurchased no stock under its stock repurchase program in the first quarter of fiscal 2005 compared to $7.7 million purchased in the first quarter of fiscal 2004. The Company received $4.0 million in the first quarter of fiscal 2005 from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $7.1 million received in the first quarter of fiscal 2004.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of April 30, 2005, the Company was in compliance with its loan covenant requirements and had $6.5 million of outstanding borrowings under its line of credit and $19.3 million outstanding in letters of credit.

Available Information

The Company’s Internet web-site address is http://www.worldmarket.com. The Company makes available through its Internet web-site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended January 29, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of its principal executive officer and its Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management. Based on this evaluation, the Company’s principal executive officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005.

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Mike Allen.

10.2	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Joan Fujii.

10.3	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and John Luttrell.

10.4	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Judy Soares.

10.5	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Theresa Strickland.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

Date: June 9, 2005	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Mike Allen.

10.2	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Joan Fujii.

10.3	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and John Luttrell.

10.4	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Judy Soares.

10.5	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Theresa Strickland.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.