Form 10-Q
period 2005-07-30
COST PLUS INC/CA/
filed 2005-09-08
CIK 798955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on September 2, 2005 was 22,024,708.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended July 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	July 30, 2005	January 29, 2005	July 31, 2004
			(As Restated)
Assets
Current assets:
Cash and cash equivalents	$3,564	$42,918	$5,262
Merchandise inventories, net	277,531	253,119	228,432
Other current assets	18,898	19,924	17,174

Total current assets	299,993	315,961	250,868
Property and equipment, net	191,830	163,756	145,593
Goodwill	4,178	4,178	4,178
Other assets, net	12,570	11,204	9,138

Total assets	$508,571	$495,099	$409,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,631	$72,450	$33,775
Income taxes payable	—	9,692	919
Accrued compensation	11,659	12,620	9,773
Revolving line of credit	21,500	—	—
Current portion of long-term debt	4,706	2,391	1,601
Other current liabilities	24,903	23,360	19,609

Total current liabilities	110,399	120,513	65,677
Capital lease obligations	13,099	13,851	15,954
Long-term debt	52,916	36,740	27,816
Other long-term obligations	35,886	34,472	32,532
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 22,020,989; 21,832,559 and 21,862,035 shares	220	218	219
Additional paid-in capital	163,252	158,183	155,952
Retained earnings	133,589	132,209	112,352
Accumulated other comprehensive loss	(790)	(1,087)	(725)

Total shareholders’ equity	296,271	289,523	267,798

Total liabilities and shareholders’ equity	$508,571	$495,099	$409,777

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(As Restated)		(As Restated)
Net sales	$202,766	$189,500	$402,789	$375,203
Cost of sales and occupancy	133,545	125,195	266,849	247,966

Gross profit	69,221	64,305	135,940	127,237

Selling, general and administrative expenses	63,152	56,175	128,309	111,331
Store preopening expenses	2,296	1,976	3,357	3,817

Income from operations	3,773	6,154	4,274	12,089
Net interest expense	1,381	759	2,107	1,581

Income before income taxes	2,392	5,395	2,167	10,508
Income taxes	874	2,049	787	3,989

Net income	$1,518	$3,346	$1,380	$6,519

Net income per weighted average share:
Basic	$0.07	$0.15	$0.06	$0.30
Diluted	$0.07	$0.15	$0.06	$0.29

Weighted average shares outstanding:
Basic	22,017	21,880	21,966	21,862
Diluted	22,135	22,326	22,126	22,435

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 30, 2005	July 31, 2004
		(As Restated)
Cash Flows from Operating Activities:
Net income	$1,380	$6,519
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,019	13,211
Deferred income taxes	(435)	(296)
Changes in assets and liabilities:
Merchandise inventories	(24,412)	(18,001)
Other assets	594	(2,250)
Accounts payable	(24,819)	(27,233)
Income taxes payable	(9,454)	(9,199)
Other liabilities	2,143	392

Net cash used in operating activities	(40,984)	(36,857)

Cash Flows from Investing Activities:
Maturity of short-term investments	—	8,999
Purchases of property and equipment	(41,857)	(45,414)
Proceeds from sale of property and equipment	10	—

Net cash used in investing activities	(41,847)	(36,415)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit	21,500	—
Proceeds from long-term debt	20,000	29,500
Principal payments on long-term debt	(1,509)	(83)
Principal payments on capital lease obligations	(717)	(690)
Common stock repurchases	—	(10,086)
Proceeds from the issuance of common stock	4,203	7,462

Net cash provided by financing activities	43,477	26,103

Net decrease in cash and cash equivalents	(39,354)	(47,169)
Cash and cash equivalents:
Beginning of period	42,918	52,431

End of period	$3,564	$5,262

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,167	$1,585

Cash paid for taxes	$11,079	$13,042

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$—	$19,846

Reduction in capital lease assets	$—	$18,690

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended July 30, 2005 and July 31, 2004

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at July 30, 2005 and July 31, 2004, the interim results of operations for the three and six months ended July 30, 2005 and July 31, 2004, and changes in cash flows for the six months ended July 30, 2005 and July 31, 2004. The balance sheet at January 29, 2005, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month periods ended July 30, 2005, presented herein, are not indicative of the results to be expected for the full year.

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

As a result, the Company has restated the accompanying condensed consolidated balance sheet as of July 31, 2004, its condensed consolidated statement of operations for the three and six months ended July 31, 2004, and its consolidated statement of cash flows for the six months ended July 31, 2004. The following is a summary of the significant effects of the restatement:

	As of July 31, 2004
(In thousands)	As Previously Reported	As Restated
Consolidated Balance Sheets Data
Property and equipment, net	$136,805	$145,593
Other assets, net	6,925	9,138
Total assets	398,776	409,777
Other long-term obligations	17,161	32,532
Retained earnings	116,722	112,352
Total shareholders’ equity	272,168	267,798
Total liabilities and shareholders’ equity	398,776	409,777

	Three Months Ended July 31, 2004		Six Months Ended July 31, 2004
(In thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations Data
Cost of sales and occupancy	$125,643	$125,195	$248,859	$247,966
Gross profit	63,857	64,305	126,344	127,237
Selling, general, and administrative expenses	55,880	56,175	110,743	111,331
Store preopening expenses	1,764	1,976	3,249	3,817
Income from operations	6,213	6,154	12,352	12,089
Income before income taxes	5,454	5,395	10,771	10,508
Income taxes	2,073	2,049	4,093	3,989
Net income	3,381	3,346	6,678	6,519
Net income per weighted average share-Basic	0.15	0.15	0.31	0.30
Net income per weighted average share-Diluted	0.15	0.15	0.30	0.29
Consolidated Statements of Cash Flows Data
Net cash used in operating activities			(37,043)	(36,857)
Net cash used in investing activities			(36,229)	(36,415)

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$1,518	$3,346	$1,380	$6,519
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	381	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(958)	(1,264)	(2,123)	(2,356)

Pro forma net income (loss)	$560	$2,082	$(362)	$4,163

Basic net income (loss) per weighted average share:
As reported	$0.07	$0.15	$0.06	$0.30
Pro forma	$0.03	$0.10	$(0.02)	$0.19
Diluted net income (loss) per weighted average share:
As reported	$0.07	$0.15	$0.06	$0.29
Pro forma	$0.03	$0.09	$(0.02)	$0.19

During the second quarter of fiscal 2005 the Company made an adjustment of $0.5 million to its pro forma stock-based employee compensation expense determined under the fair value method. The adjustment relates to the vesting of options associated with the departure of the Company’s former Chief Executive Officer in the first quarter and is included in the pro forma net loss of $0.4 million for the six months ended July 30, 2005.

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
July 30, 2005
Shares	22,017	118	22,135	21,966	160	22,126
Amount	$0.07	$0.00	$0.07	$0.06	$0.00	$0.06
July 31, 2004
Shares	21,880	446	22,326	21,862	573	22,435
Amount	$0.15	$0.00	$0.15	$0.30	$(0.01)	$0.29

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 30, 2005 and July 31, 2004 total options excluded were 1,269,345 and 606,079. For the six months ended July 30, 2005 and July 31, 2004 total options excluded were 982,916 and 514,000.

6. COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended July 30, 2005 and July 31, 2004 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$1,518	$3,346	$1,380	$6,519
Other comprehensive income (loss) net of related tax effect - cash flow hedge	196	(725)	297	(725)

Comprehensive income	$1,714	$2,621	$1,677	$5,794

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

In 2004, the Company also began construction on a 500,000 square foot expansion to the existing Virginia distribution center to help meet its future growth requirements. The expansion project was completed and placed in service in the first quarter of fiscal 2005. The Company funded the majority of the expansion project through a $20 million interest only revolving line of credit and the remaining amount was financed through internally generated funds. At the end of fiscal 2004 the Company had borrowed the full $20.0 million allowed under the revolving line of credit. In May 2005 the Company converted the $20.0 million in outstanding borrowings under the line of credit into a new $20.0 million 10 year fully amortizing commercial real estate loan. This loan bears interest at LIBOR plus 0.9%. The Company entered into interest rate swap agreements to effectively fix interest on this loan at a weighted average rate of 6.58%. The swaps are accounted for as a cash flow hedge in accordance with SFAS No. 133.

In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The building replaced and consolidated approximately 500,000 square feet of space previously occupied at other existing locations in Stockton, CA. The land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%. The swap is accounted for as a cash flow hedge in accordance with SFAS 133.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of July 30, 2005, the Company was in compliance with its loan covenant requirements and had $21.5 million of outstanding borrowings under its line of credit and $11.6 million outstanding in letters of credit.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares under the program in fiscal 2004. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase as of January 29, 2005. There were no shares repurchased under the program in the first half of fiscal 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months and six months ended July 30, 2005. The discussion and analysis gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements presented herein.

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

During the second quarter, net sales increased 7.0% to $202.8 million from $189.5 million last year. Comparable store sales for the quarter decreased 1.7% compared to a 3.2% increase last year. Year-to-date, net sales were $402.8 million, a 7.4% increase from $375.2 million for the same period last year, with same store sales decreasing 1.8% compared to a 3.3% prior year increase. Sales for the second quarter continued to reflect fewer transactions partially offset by an increase in average transaction size.

Net income for the second quarter of fiscal 2005 was $1.5 million versus $3.3 million for the same period last year. Earnings per diluted share were $0.07 for the second quarter compared to the prior year’s second quarter earnings of $0.15 per diluted share. Included in second quarter of fiscal 2005 net earnings was an additional pre-tax advertising expense of $0.8 million for production costs associated with marketing tests that began in mid-July. Year-to-date net income was $1.4 million or $0.06 per diluted share compared with net income of $6.5 million or $0.29 per share for the same period in the prior fiscal year. In addition to the advertising costs noted above, fiscal 2005 year-to-date results include pre-tax charges totaling $3.3 million for the departure of the Company’s former CEO and the closing of five stores.

The Company announced on August 18, 2005 that it plans to launch its online store in November 2005.

The Company opened ten new stores in the quarter, and two stores closed, one only temporarily. The Company plans to continue with its store expansion strategy and currently expects to open a total of 35 new stores in fiscal 2005. The new stores will include locations in both existing and new markets. The expected new store openings, when combined with the five stores closed in the first half of the year, will result in 267 locations by the end of the year.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended July 30, 2005 as compared to the three months and six months ended July 31, 2004.

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $13.3 million, or 7.0%, to $202.8 million in the second quarter of fiscal 2005 from $189.5 million in the second quarter of fiscal 2004. Year-to-date, net sales were $402.8 million compared to $375.2 million for the same period last year, an increase of $27.6 million, or 7.4%. The increase in net sales for the quarter and year-to-date was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 1.7%, or $3.1 million, in the second quarter of fiscal 2005, compared to an increase of 3.2%, or $4.9 million, in the second quarter of fiscal 2004. Year-to-date comparable store sales decreased 1.8% compared to a 3.3% increase for the same period last year. Comparable store sales decreased during the quarter and year-to-date primarily as a result of decreased customer traffic, partially offset by an increase in average transaction size. As of July 30, 2005, the calculation of comparable store sales included a base of 215 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $16.4 million for the second quarter and $34.2 million year-to-date. As of July 30, 2005, the Company operated 246 stores, compared to 220 stores as of July 31, 2004.

The Company classifies its sales into the home furnishings and consumables product lines. In the second quarter, home furnishings accounted for 68% of total sales and consumables accounted for 32% of total sales, the same as last year. Year-to-date, home furnishings accounted for 66% of total sales and consumables accounted for 34% of total sales, also the same as last year.

Cost of Sales and Occupancy Cost of sales and occupancy consists of costs to acquire merchandise inventory, costs of freight and distribution, and certain facilities costs. As a percentage of net sales, second quarter cost of sales and occupancy was 65.9% compared to 66.1% in the second quarter of fiscal 2004. The 20 basis point decrease for the quarter was due to a decrease in cost of sales of 64 basis points, partially offset by an increase in occupancy costs of 44 basis points. Year-to-date, cost of sales and occupancy as a percentage of net sales was 66.3% compared to 66.1% for the same period last year. The 16 basis point year-to-date increase was due to an increase in occupancy costs of 73 basis points, partially offset by a decrease in cost of sales of 57 basis points. The decrease in cost of sales as a percentage of net sales for the quarter and year-to-date was primarily the result of stronger sales in certain higher margin categories, higher initial markups, and improved distribution center costs, partially offset by higher fuel costs and higher markdowns. The increases in initial markup combined with lower markdowns related to the “World Flea Market” and annual dining furniture event held in July allowed the Company to take additional markdowns in selected categories, particularly outdoor furniture. As a percentage of net sales, occupancy costs increased for the quarter and year-to-date primarily due to decreased leverage on sales as a result of lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses As a percentage of net sales, SG&A expenses for the second quarter of fiscal 2005 were 31.1% compared to 29.6% for the second quarter of fiscal 2004. The second quarter of fiscal 2005 includes additional advertising expenses of $0.8 million for the production costs of television and radio advertisements that began in July in certain test markets. The remaining increase was primarily due to decreased leverage on sales and additional store payroll costs from an increase in employee benefit rates. Year-to-date, SG&A expenses as a percentage of net sales were 31.9% compared to 29.7% for the same period last year. The year-to-date increase was primarily due to $3.3 million of charges associated with the departure of the Company’s CEO and the closing of five stores, additional advertising expense, and decreased leverage on sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $2.3 million in the second quarter of fiscal 2005 compared to $2.0 million in the second quarter of fiscal 2004. The Company opened ten stores in the second quarter of fiscal 2005 compared to nine stores in the second quarter of fiscal 2004. Year-to-date store preopening expenses were $3.4 million compared to $3.8 million for the same period last year, with 15 stores opened year-to-date compared to 17 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $1.4 million for the second quarter of fiscal 2005 compared to $0.8 million for the second quarter of fiscal 2004. Year-to-date, net interest expense was $2.1 million compared to $1.6 million for the same period last year. The increase in interest expense for the quarter and year-to-date was a result of higher net borrowings under the Company’s revolving line of credit and additional long-term debt from the Virginia distribution center expansion and the purchase of the Stockton distribution center. The increase was partially offset by lower interest on capital leases largely due to the termination of the Virginia distribution center capital lease, which was replaced with a lower interest rate loan used to purchase the facility.

Income Taxes The Company’s effective tax rate in the second quarter of fiscal 2005 was reduced from 38.5% to 36.5% as a result of a retroactive change in Ohio state tax law that benefited the Company during the quarter. Before consideration of the effect of the change in Ohio law, the Company’s effective tax rate during the second quarter was 38.5% compared to 38.0% in the second quarter of fiscal 2004. The increase in effective tax rate was due to the diminishing benefit of employment and capital investment tax credits, and an increase in state taxes as the Company expands its presence in the Eastern United States. The Company expects its effective tax rate to be 38.5% for the remainder of the year.

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

The Company’s future performance is subject to risks and uncertainties that include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, litigation, claims, and assessments against the Company, the Company’s ability to efficiently source and distribute products, the Company’s ability to realize expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, higher than anticipated costs associated with internet sales or a significant delay in implementing internet selling, unseasonable weather trends, significant increases in the cost of fuel or utility services, changes in the level of consumer spending on, or preferences for, home-related merchandise, fluctuations in the value of the U.S. dollar against foreign currencies, changes in accounting rules, regulations and interpretations, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife and the effects on the flow or price of merchandise from overseas, terrorist attacks and our nation’s response thereto and the Company’s ability to implement and integrate various new systems and technologies. In addition, the Company’s corporate headquarters, one of its distribution centers and a significant number of its stores are located in California; therefore, a downturn in the California economy or a major natural disaster in the state of California could significantly affect the Company’s operating results and financial condition. Beginning in the first quarter of fiscal 2006, the Company will be required to begin recognizing expense related to stock-based compensation, and the impact on reported earnings is expected to be significant.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at July 30, 2005 was $3.6 million compared to $5.3 million at July 31, 2004. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. The purchase and renovation of a Stockton, CA distribution facility resulted in a net use of cash of $30.2 million in the first half of fiscal 2005. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Activities In February 2005, the Company completed the purchase of a 500,000 square foot building located in Stockton, CA for $25.1 million. The building replaced and consolidated approximately 500,000 square feet of space previously occupied at other locations in Stockton, CA. The land is of sufficient size to provide the Company with the flexibility for additional expansion to meet its future distribution space requirements. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%.

Cash Flows from Operating Activities Net cash used in operating activities totaled $41.0 million for the first half of fiscal 2005, an increase of $4.1 million compared to the first half of fiscal 2004. The increase in net cash used in operations was primarily due to higher inventory growth compared to last year and lower net income adjusted for non-cash depreciation and amortization.

Cash Flows from Investing Activities Net cash used in investing activities totaled $41.8 million in the first half of fiscal 2005 compared to net cash used of $36.4 million in the first half of fiscal 2004. Net cash used in investing activities increased primarily because there was no cash inflow from short-term investments in the first half of fiscal 2005 versus $9.0 million in the first half of fiscal 2004, partially offset by lower capital expenditures. In the first half of fiscal 2005 the Company spent $30.2 million on the purchase and renovation of the Stockton distribution facility versus $36.0 million on the purchase and expansion of the Virginia distribution facility in the first half of fiscal 2004.

The Company estimates that fiscal 2005 capital expenditures will approximate $69.2 million, including approximately $22.6 million for new stores, $32.7 million for distribution center projects including the purchase and renovation of a distribution facility in Stockton, CA, $5.5 million for management information systems, $1.9 million for its e-commerce activities, and $6.5 million allocated to investments in existing stores and other corporate projects.

Cash Flows from Financing Activities Net cash provided by financing activities was $43.5 million in the first half of fiscal 2005 compared to net cash provided of $26.1 million in the first half of fiscal 2004. The increase was primarily due to $21.5 million in net borrowings under the Company’s revolving line of credit versus no net borrowings in the first half of fiscal 2004. In addition, the Company repurchased no common stock under its stock repurchase program in the first half of fiscal 2005 compared to $10.1 million repurchased in the first half of fiscal 2004. The increase in net cash provided by financing activities was partially offset by lower proceeds from long-term debt and the issuance of common stock. The Company incurred $20.0 million of long-term debt in the first half of fiscal 2005 for the purchase of the Stockton distribution facility versus $29.5 million in the first half of fiscal 2004 for the purchase and expansion of the Virginia distribution facility. The Company received $4.2 million in the first half of fiscal 2005 from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $7.5 million received in the first half of fiscal 2004.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of July 30, 2005, the Company was in compliance with its loan covenant requirements and had $21.5 million of outstanding borrowings under its line of credit and $11.6 million outstanding in letters of credit.

Available Information

The Company’s Internet web-site address is http://www.worldmarket.com. The Company makes available through its Internet web-site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company’s market risk as disclosed its Form 10-K filed for the fiscal year ended January 29, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of its principal executive officer and its Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management. Based on this evaluation, the Company’s principal executive officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2005.

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

At the Company’s 2005 Annual Meeting of Shareholders held on June 29, 2005, the shareholders voted on three proposals, each of which was approved. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter:

Proposal 1.	To elect six directors to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected.

Name	For	Withheld
Joseph H. Coulombe	20,397,193	91,333
Barry J. Feld	16,948,844	3,539,682
Danny W. Gurr	14,495,432	5,993,094
Kim D. Robbins	16,960,049	3,528,477
Fredric M. Roberts	16,948,519	3,540,007
Thomas D. Willardson	20,183,616	304,910

Proposal 2.	To approve an amendment to extend the Company’s 1996 Director Option Plan by 10 years to March 31, 2016.

	For	Against	Abstain	Broker Non-Votes
Approve Amendment to the 1996 Director Option Plan	15,528,536	2,887,861	4,678	2,067,451

Proposal 3.	To ratify and approve the appointment of Deloitte &Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2006.

	For	Against	Abstain	Broker Non-Votes
Ratify appointment of Deloitte & Touche LLP	20,346,872	136,007	5,647	0

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Cost Plus, Inc. 1996 Director Option Plan, as amended June 29, 2005.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 8, 2005	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Cost Plus, Inc. 1996 Director Option Plan, as amended June 29, 2005.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.