Form 10-Q
period 2005-10-29
COST PLUS INC/CA/
filed 2005-12-08
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on December 5, 2005 was 22,060,788.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended October 29, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	October 29, 2005	January 29, 2005	October 30, 2004
			(As Restated)
Assets
Current assets:
Cash and cash equivalents	$3,775	$42,918	$4,549
Merchandise inventories, net	319,877	253,119	282,994
Other current assets	21,841	19,924	23,758

Total current assets	345,493	315,961	311,301
Property and equipment, net	196,970	163,756	158,191
Goodwill	4,178	4,178	4,178
Other assets, net	15,169	11,204	8,770

Total assets	$561,810	$495,099	$482,440

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,057	$72,450	$69,163
Income taxes payable	—	9,692	—
Accrued compensation	9,473	12,620	7,384
Revolving line of credit	54,500	—	32,500
Current portion of long-term debt	4,784	2,391	1,601
Other current liabilities	27,726	23,360	20,919

Total current liabilities	165,540	120,513	131,567
Capital lease obligations	12,676	13,851	15,580
Long-term debt	51,698	36,740	37,925
Other long-term obligations	37,513	34,472	33,748
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 22,047,348; 21,832,559 and 21,751,389 shares	220	218	218
Additional paid-in capital	163,444	158,183	156,015
Retained earnings	130,928	132,209	108,752
Accumulated other comprehensive loss	(209)	(1,087)	(1,365)

Total shareholders’ equity	294,383	289,523	263,620

Total liabilities and shareholders’ equity	$561,810	$495,099	$482,440

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As Restated)		(As Restated)
Net sales	$200,679	$190,416	$603,468	$565,619
Cost of sales and occupancy	133,947	127,859	400,796	375,825

Gross profit	66,732	62,557	202,672	189,794
Selling, general and administrative expenses	66,700	59,589	195,009	170,920
Store preopening expenses	2,698	1,899	6,055	5,716

Income (loss) from operations	(2,666)	1,069	1,608	13,158
Net interest expense	1,694	677	3,801	2,258

Income (loss) before income taxes	(4,360)	392	(2,193)	10,900
Income tax expense (benefit)	(1,700)	146	(913)	4,135

Net income (loss)	$(2,660)	$246	$(1,280)	$6,765

Net income (loss) per weighted average share:
Basic	$(0.12)	$0.01	$(0.06)	$0.31
Diluted	$(0.12)	$0.01	$(0.06)	$0.30
Weighted average shares outstanding:
Basic	22,029	21,838	21,987	21,854
Diluted	22,029	22,276	21,987	22,380

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 29, 2005	October 30, 2004
		(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(1,280)	$6,765
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,032	19,166
Loss on asset disposal	450	204
Deferred income taxes	(873)	(772)
Changes in assets and liabilities:
Merchandise inventories	(66,758)	(72,562)
Other assets	(2,280)	(8,096)
Accounts payable	(3,393)	8,155
Income taxes payable	(9,443)	(9,870)
Other liabilities	2,614	(125)

Net cash used in operating activities	(59,931)	(57,135)

Cash Flows from Investing Activities:
Maturity of short-term investments	—	8,999
Purchases of property and equipment	(54,443)	(64,064)
Proceeds from sale of property and equipment	91	—

Net cash used in investing activities	(54,352)	(55,065)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit	54,500	32,500
Proceeds from long-term debt	20,000	40,000
Principal payments on long-term debt	(2,649)	(474)
Principal payments on capital lease obligations	(1,095)	(1,052)
Common stock repurchases	—	(14,874)
Proceeds from the issuance of common stock	4,384	8,218

Net cash provided by financing activities	75,140	64,318

Net decrease in cash and cash equivalents	(39,143)	(47,882)
Cash and cash equivalents:
Beginning of period	42,918	52,431

End of period	$3,775	$4,549

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,627	$2,361

Cash paid for taxes	$14,798	$15,082

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$—	$19,846

Reduction in capital lease assets	$—	$18,690

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 29, 2005 and October 30, 2004

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at October 29, 2005 and October 30, 2004, the interim results of operations for the three and nine months ended October 29, 2005 and October 30, 2004, and changes in cash flows for the nine months ended October 29, 2005 and October 30, 2004. The balance sheet at January 29, 2005, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended October 29, 2005, presented herein, are not indicative of the results to be expected for the full year.

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

As a result, the Company has restated the accompanying condensed consolidated balance sheet as of October 30, 2004, its condensed consolidated statements of operations for the three and nine months ended October 30, 2004, and its condensed consolidated statement of cash flows for the nine months ended October 30, 2004. The following is a summary of the significant effects of the restatement:

	As of October 30, 2004
(In thousands)	As Previously Reported	As Restated
Consolidated Balance Sheets Data
Property and equipment, net	$149,699	$158,191
Other assets, net	6,477	8,770
Total assets	471,655	482,440
Other long-term obligations	18,470	33,748
Retained earnings	113,245	108,752
Total shareholders’ equity	268,113	263,620
Total liabilities and shareholders’ equity	471,655	482,440

	Three Months Ended October 30, 2004		Nine Months Ended October 30, 2004
(In thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations Data
Cost of sales and occupancy	$128,309	$127,859	$377,168	$375,825
Gross profit	62,107	62,557	188,451	189,794
Selling, general, and administrative expenses	59,292	59,589	170,035	170,920
Store preopening expenses	1,543	1,899	4,792	5,716
Income from operations	1,272	1,069	13,624	13,158
Income before income taxes	595	392	11,366	10,900
Income taxes	226	146	4,319	4,135
Net income	369	246	7,047	6,765
Net income per weighted average share-Basic	0.02	0.01	0.32	0.31
Net income per weighted average share-Diluted	0.02	0.01	0.31	0.30
Consolidated Statements of Cash Flows Data
Net cash used in operating activities			(57,321)	(57,135)
Net cash used in investing activities			(54,879)	(55,065)

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss), as reported	$(2,660)	$246	$(1,280)	$6,765
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	381	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(690)	(1,257)	(2,814)	(3,613)

Pro forma net income (loss)	$(3,350)	$(1,011)	$(3,713)	$3,152

Basic net income (loss) per weighted average share:
As reported	$(0.12)	$0.01	$(0.06)	$0.31
Pro forma	$(0.15)	$(0.05)	$(0.17)	$0.14
Diluted net income (loss) per weighted average share:
As reported	$(0.12)	$0.01	$(0.06)	$0.30
Pro forma	$(0.15)	$(0.05)	$(0.17)	$0.14

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
October 29, 2005
Shares	22,029	—	22,029	21,987	—	21,987
Amount	$(0.12)	$0.00	$(0.12)	$(0.06)	$0.00	$(0.06)
October 30, 2004
Shares	21,838	438	22,276	21,854	526	22,380
Amount	$0.01	$0.00	$0.01	$0.31	$(0.01)	$0.30

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended October 29, 2005 and October 30, 2004 total options excluded were 1,674,686 and 604,079. For the nine months ended October 29, 2005 and October 30, 2004 total options excluded were 1,212,428 and 532,000.

6. COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and nine month periods ended October 29, 2005 and October 30, 2004 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss), as reported	$(2,660)	$246	$(1,280)	$6,765
Other comprehensive income (loss) net of related tax effect - cash flow hedge	581	(640)	878	(1,365)

Comprehensive income (loss)	$(2,079)	$(394)	$(402)	$5,400

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

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of October 29, 2005, the Company was in compliance with its loan covenant requirements and had $54.5 million of outstanding borrowings under its line of credit and $13.8 million outstanding in letters of credit.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares under the program in fiscal 2004. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase as of January 29, 2005. There were no shares repurchased under the program for the nine months ended October 29, 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months and nine months ended October 29, 2005. The discussion and analysis gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements presented herein.

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

During the third quarter, net sales increased 5.4% to $200.7 million from $190.4 million for the third quarter of last year. Same store sales for the quarter decreased 4.7% compared to a 0.5% increase last year. The Company believes sales for the third quarter reflect weak customer traffic as a result of general macroeconomic factors that are affecting most specialty retailers in its sector and its decision not to repeat a significant promotion that took place in the third quarter of the prior year. Year-to-date, net sales were $603.5 million, a 6.7% increase from $565.6 million for the same period last year, with same store sales decreasing 2.8% compared to a 2.3% prior year increase.

The Company had a net loss for the third quarter of fiscal 2005 of $2.7 million, or $0.12 per diluted share, versus net income of $0.2 million, or $0.01 per diluted share, in the third quarter of fiscal 2004. The year-to-date net loss was $1.3 million, or $0.06 per diluted share, compared with net income of $6.8 million, or $0.30 per diluted share, in the first nine months of the prior fiscal period. Fiscal 2005 year-to-date results include pre-tax charges totaling $3.3 million for the departure of the Company’s former CEO and the closing of five stores.

The Company launched its online store during the last week of October 2005. The Company does not expect the launch of its online store to have a significant impact on its results of operations for the fourth quarter or full year of fiscal 2005.

The Company opened eleven new stores in the quarter and reopened an existing store that was temporarily closed in the second quarter of fiscal 2005. The Company currently expects to open a total of 35 new stores in fiscal 2005. The new stores will include locations in both existing and new markets. The expected new store openings, when combined with the five stores closed during the year, will result in 267 locations by the end of the year.

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended October 29, 2005 as compared to the three months and nine months ended October 30, 2004.

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $10.3 million, or 5.4%, to $200.7 million in the third quarter of fiscal 2005 from $190.4 million in the third quarter of fiscal 2004. Year-to-date net sales were $603.5 million compared to $565.6 million for the same period last year, an increase of $37.8 million, or 6.7%. The increase in net sales for the quarter and year-to-date was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 4.7%, or $8.8 million, in the third quarter of fiscal 2005, compared to an increase of 0.5%, or $0.8 million, in the third quarter of fiscal 2004. Year-to-date comparable store sales decreased 2.8% compared to a 2.3% increase for the same period last year. Comparable store sales decreased during the quarter and year-to-date primarily as a result of decreased customer traffic, partially offset by an increase in average transaction size. As of October 29, 2005, the calculation of comparable store sales included a base of 219 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $19.0 million for the third quarter and $53.2 million year-to-date. As of October 29, 2005, the Company operated 258 stores, compared to 229 stores as of October 30, 2004.

The Company classifies its sales into the home furnishings and consumables product lines. In both the third quarter and year-to-date, home furnishings accounted for 65% of total sales compared to 66% last year and consumables accounted for 35% of total sales compared to 34% last year.

Cost of Sales and Occupancy Cost of sales and occupancy consists of costs to acquire merchandise inventory, costs of freight and distribution, and certain facilities costs. As a percentage of net sales, third quarter cost of sales and occupancy was 66.7% compared to 67.1% in the third quarter of fiscal 2004. The 40 basis point decrease for the quarter was due to a decrease in cost of sales of 90 basis points, partially offset by an increase in occupancy costs of 50 basis points. The decrease in cost of sales as a percentage of net sales for the quarter was a result of a shift in sales mix to higher margin home furnishings categories and non-beverage related consumables, less promotional discounting compared to last year, and higher initial markups. Year-to-date, cost of sales and occupancy as a percentage of net sales was 66.4%, the same as last year. A year-to-date decrease in cost of sales of 70 basis points was offset by an increase in occupancy costs of 70 basis points. The 70 basis point decrease in cost of sales was primarily the result of stronger sales in certain higher margin categories, higher initial markups, and improved distribution center costs, partially offset by higher fuel costs and markdowns. As a percentage of net sales, occupancy costs increased for the quarter and year-to-date primarily due to decreased leverage on sales as a result of lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses As a percentage of net sales, SG&A expenses for the third quarter of fiscal 2005 were 33.2% compared to 31.3% for the third quarter of fiscal 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to start-up costs related to the launch of the Company’s online store, and decreased leverage on sales as a result of lower comparable store sales. Year-to-date SG&A expenses as a percentage of net sales were 32.3% compared to 30.2% for the same period last year. The year-to-date increase was primarily due to $3.3 million of charges in the first half of the year associated with the departure of the Company’s CEO and the closing of five stores, additional advertising costs incurred in the second quarter, start-up costs related to the launch of the Company’s online store, and decreased leverage on sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $2.7 million in the third quarter of fiscal 2005 compared to $1.9 million in the third quarter of fiscal 2004. The Company opened eleven new stores in the third quarter of fiscal 2005 compared to nine stores in the third quarter of fiscal 2004. Year-to-date store preopening expenses were $6.1 million compared to $5.7 million for the same period last year, with 26 new stores opened year-to-date, the same as last year. Per store average preopening expense increased for the quarter and year-to-date due to higher average occupancy costs incurred prior to the store opening date. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $1.7 million for the third quarter of fiscal 2005 compared to $0.7 million for the third quarter of fiscal 2004. Year-to-date, net interest expense was $3.8 million compared to $2.3 million for the same period last year. The increase in interest expense for the quarter and year-to-date was a result of higher average net borrowings under the Company’s revolving line of credit combined with higher interest rates and additional long-term debt related to distribution center projects. The year-to-date increase was partially offset by lower interest on capital leases largely due to the termination of the Virginia distribution center capital lease, which was replaced with a lower interest rate loan used to purchase the facility.

Income Taxes The Company’s effective tax rate in the third quarter of fiscal 2005 was a tax benefit of 39.0%, which included the favorable conclusion of tax audits during the quarter. Before consideration of the effect of tax audits, the Company’s effective tax rate during the third quarter was 38.5% compared to 37.2% in the third quarter of fiscal 2004. The increase in the effective tax rate was due to the diminishing benefit of employment and capital investment tax credits, and an increase in state taxes as the Company expands its presence in the Eastern United States. The Company expects its effective tax rate to be 38.2% for the remainder of the year.

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

The Company’s future performance is subject to risks and uncertainties that include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the retail industry, obtaining acceptable store locations, timely introduction and customer acceptance of the Company’s merchandise offering, litigation, claims, and assessments against the Company, the Company’s ability to efficiently source and distribute products, the Company’s ability to realize expected operational and cost efficiencies from its distribution centers, the Company’s ability to successfully extend its geographic reach into new markets, higher than anticipated costs associated with internet sales, the Company’s ability to achieve internet sales targets, unseasonable weather trends, significant increases in the cost of fuel or utility services, changes in the level of consumer spending on, or preferences for, home-related merchandise, fluctuations in the value of the U.S. dollar against foreign currencies, changes in accounting rules, regulations and interpretations, the Company’s ability to attract and retain the retail talent necessary to execute its strategies, international conflicts and political strife and the effects on the flow or price of merchandise from overseas, terrorist attacks and our nation’s response thereto and the Company’s ability to implement and integrate various new systems and technologies. In addition, the Company’s corporate headquarters, one of its distribution centers and a significant number of its stores are located in California; therefore, a downturn in the California economy or a major natural disaster in the state of California could significantly affect the Company’s operating results and financial condition. Beginning in the first quarter of fiscal 2006, the Company will be required to begin recognizing expense related to stock-based compensation, and the impact on reported earnings is expected to be significant.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at October 29, 2005 was $3.8 million compared to $4.5 million at October 30, 2004. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. The purchase and renovation of a Stockton, CA distribution facility resulted in a net use of cash of $31.0 million year-to-date. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

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

Cash Flows from Operating Activities Net cash used in operating activities totaled $59.9 million year-to-date, an increase of $2.8 million compared to the same period last year. The increase in net cash used in operations was primarily due to lower net income adjusted for non-cash depreciation and amortization and increased net cash outflow from accounts payable, partially offset by lower inventory growth and lower cash outflow for other assets.

Cash Flows from Investing Activities Net cash used in investing activities totaled $54.4 million year-to-date compared to net cash used of $55.1 million for the same period last year. The decrease was primarily due to higher capital expenditures in the previous year related to the purchase and expansion of the Virginia distribution center partially offset by the maturity of $9.0 million in short-term investments last year. The Company spent $31.0 million year-to-date on the purchase and renovation of the Stockton distribution facility versus $47.2 million on the purchase and expansion of the Virginia distribution facility in the same period last year.

The Company estimates that fiscal 2005 capital expenditures will approximate $69.0 million, including approximately $21.8 million for new stores, $32.5 million for distribution center projects including the purchase and renovation of the distribution facility in Stockton, CA, $6.0 million for management information systems, $1.8 million for the online store, and $6.9 million for investments in existing stores and other corporate projects.

Cash Flows from Financing Activities Net cash provided by financing activities was $75.1 million year-to-date compared to net cash provided of $64.3 million for the same period last year. The increase was primarily due to $54.5 million in net borrowings outstanding under the Company’s revolving line of credit versus $32.5 million in net borrowings outstanding last year. In addition, there was no common stock repurchased under the Company’s stock repurchase program year-to-date compared to $14.9 million repurchased in the same period last year. The increase in net cash provided by financing activities was partially offset by lower proceeds from long-term debt and the issuance of common stock. The Company incurred $20.0 million of long-term debt year-to-date for the purchase of the Stockton distribution facility versus $40.0 million in the same period last year for the purchase and expansion of the Virginia distribution facility. The Company received $4.4 million year-to-date from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $8.2 million received last year.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of October 29, 2005, the Company was in compliance with its loan covenant requirements and had $54.5 million of outstanding borrowings under its line of credit and $13.8 million outstanding in letters of credit.

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2005.

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The disclosure in Item 2 of Part I under the caption “Factors That May Affect Future Results” is incorporated by reference herein. There has been no material change to the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Employment Agreement, dated October 24, 2005, between the Company and Barry J. Feld.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: December 8, 2005	By:	/s/ JOHN J. LUTTRELL
John J. Luttrell
Executive Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Employment Agreement, dated October 24, 2005, between the Company and Barry J. Feld.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.