Form 10-K
period 2006-01-28
COST PLUS INC/CA/
filed 2006-04-13
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

Common Stock, $.01 par value

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on July 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $496.1 million as reported for such date on the Nasdaq National Market. As of March 31, 2006, 22,060,788 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 22, 2006 (“Proxy Statement”) are incorporated by reference into Part III.

COST PLUS, INC.

2005 FORM 10-K

This Annual Report on Form 10-K contains forward-looking statements, which reflect Cost Plus, Inc.’s (“the Company”) current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements may be identified by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements due to a number of factors including those set forth elsewhere in this Form 10-K and in documents which are incorporated by reference herein. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products. As of January 28, 2006, the Company operated 267 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 34 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores and other specialty retailers.

Cost Plus World Market’s expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also enter mid-size markets that can support one or two stores that the Company believes can meet its profitability criteria. The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In the fiscal year ended January 28, 2006, the Company opened a total of 35 new stores, including 14 in the existing markets of the San Francisco Bay Area and Los Angeles, CA; Seattle, WA; Phoenix, AZ; Austin and Houston, TX; Denver, CO; Detroit, MI; Washington D.C.; Orlando, FL; and 21 in the new markets of Bend, OR; Milwaukee, WI; Salt Lake City, UT; Savannah, GA; Paducah, KY; Charlottesville, VA; Tallahassee, FL; Springfield, IL; Mobile, AL; Shreveport, LA; Wichita, KS; Hilton Head and Greenville, SC; Rochester, MN; Ft. Wayne, IN; Memphis, TN; and Sioux Falls, SD. In addition to opening 35 new stores in fiscal 2005, the Company also closed five stores. In fiscal 2006, the Company intends to primarily focus on opening stores in existing states in order to reinforce its brand and to maximize the effectiveness of its advertising budget.

The Company’s website address is www.worldmarket.com. The Company has made available through its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. Cost Plus, Inc. was organized as a California corporation in November 1946.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise and shopping environment differentiates it from other retailers. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name or other brand names exclusive to the Company, quality standards and specifications typically not available at department stores and other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries and many of these goods are handcrafted by local artisans. The Company’s product offering is designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, bedding, lamps, window coverings, frames, and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products include an assortment of products organized around a variety of themes such as baking, food preparation, barbecue and international dining.

Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, candles, framed art, jewelry and Holiday and other seasonal items. Because many of the gift and collectible items come from around the world, they contribute to the exotic atmosphere of the stores.

Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and bottled water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores that have been privately bottled and imported from around the world. State regulations may limit or restrict the Company’s ability to sell alcoholic beverages. Consumable products, particularly beverages, generally have lower margins than the Company’s average. Gourmet foods include packaged products from around the world and seasonal items that relate to “old world” Holidays and customs. Packaged snacks, candy and pasta are often displayed in open barrels and crates. Food items typically have a shelf life of six months or longer.

The Company classifies sales into the home furnishings and consumables product lines with sales as a percentage of total sales for the prior three fiscal years for these categories as follows:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Home Furnishings	61%	62%	62%
Consumables	39%	38%	38%

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company marks down retail prices of items that do not meet its turnover expectations.

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

The average selling space of a Cost Plus World Market store is approximately 16,000 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center where four quadrant zones, with bulk displays highlighting sharply priced items, lead the customer into different product areas. The Company has a seasonal shop located in the heart of the store to feature seasonal products and themes, such as the Holiday shop, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. Approximately 2,000 square feet of back office and stock space are included in the total square footage, which averages about 18,300 square feet per store.

The Cost Plus World Market store format is also designed to reinforce the Company’s value image through exposed ceilings, concrete floors, simple wooden fixtures and open or bulk presentations of merchandise. The Company displays most of its inventory on the selling floor and makes effective use of vertical space, such as a display of chairs arranged on a wall and rugs hanging vertically from fixtures.

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

Advertising

The Company’s marketing program is a multimedia strategy utilizing print, electronic and non traditional media types. Media types include but are not limited to weekly newspaper circulars, daily newspaper advertisements, direct mail, radio, television, e-mail correspondence and search functionality. Each of the media is used to highlight product offerings and communicate promotional activity. In addition, the Company uses a series of advertising elements and store based event activity to highlight the grand opening of new stores. This activity is directed to be both specific to the store opening and to the general market in which the store is located.

In November 2005, the Company commenced selling selected products on its website at www.worldmarket.com, which provides customers with purchase options and product information for items sold in stores. The website will be used to leverage a multi-channel philosophy giving customers an additional touch point with the Company’s merchandise and marketing. Via search engine optimization, orchestrated e-mail correspondence, e-mail address acquisition and keyword search techniques, the Company plans to deliver an integrated platform to customers over its website and drive business to the site and the stores.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers, one of which represented approximately 10% of total purchases in the fiscal year ended January 28, 2006. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing controlled by the corporate buying office.

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

Employees

As of January 28, 2006, the Company had 2,390 full-time and 3,780 part-time employees. Of these, 5,492 were employed in the Company’s stores and approximately 678 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 12 stores in Northern California are covered by a collective bargaining agreement, which expires on May 31, 2008. The Company believes that it enjoys good relationships with its employees.

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

ITEM 1A. RISK	FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider these risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K and in the Company’s other public filings. If any of such risks and uncertainties actually occurs, the Company’s business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, the Company’s business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Our business is highly seasonal and our operating results fluctuate significantly from quarter to quarter.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and we expect will continue to contribute, a large percentage of our net sales and much of our net income for the entire fiscal year. Any factors that have a negative effect on our business during the Holiday selling season in any year, including unfavorable economic conditions, would materially and adversely affect our financial condition and results of operations. We generally experience lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of our operations for these interim periods are not necessarily indicative of the results for our full fiscal year.

We also must make decisions regarding merchandise well in advance of the season in which it will be sold. If the demand for our merchandise is significantly different than we have projected, it would harm our business and operating results, either as a result of lost sales due to insufficient inventory or lower gross margin due to the need to mark down excess inventory.

Our quarterly operating results may also fluctuate based on such factors as:

•	delays in the flow of merchandise to our stores,

•	the number and timing of new store openings and related store pre-opening expenses,

•	the amount of sales contributed by new and existing stores,

•	the mix of products sold,

•	the timing and level of markdowns,

•	store closings or relocations,

•	competitive factors,

•	changes in fuel and other shipping costs,

•	general economic conditions,

•	labor market fluctuations,

•	the impact of terrorist activities,

•	changes in accounting rules and regulations, and

•	unseasonable weather conditions.

These fluctuations may also cause a decline in the market price of our common stock.

Our success depends to a significant extent upon the overall level of consumer spending.

As a retail business our success depends to a significant extent upon the overall level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of our stores are located in the western United States, especially in California. Lower levels of consumer spending in this region could have a material adverse affect on our financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for our merchandise, may limit our ability to increase prices and may require us to incur higher selling and promotional expenses, which in turn would harm our business and operating results.

The occurrence or the threat of international conflicts or terrorist activities could harm our business and result in business interruptions.

Most of the merchandise that we sell is purchased in other countries and must be shipped to the United States, transported from the port of entry to our distribution centers in California or Virginia and distributed to our stores from the distribution centers. The precise timing and coordination of these activities is crucial to our business. The occurrence or threat of international conflicts or terrorist activities and the responses to those developments, for example, the temporary shutdown of a port that we use, could have a significant impact upon our business, our personnel and facilities, our customers and suppliers, the retail and financial markets and general economic conditions.

Our business and operating results are sensitive to changes in energy and transportation costs.

We incur significant costs for the purchase of fuel in transporting goods from foreign ports and to our distribution centers and stores and for utility services in our stores, distribution centers and corporate offices. We continually negotiate pricing for certain transportation contracts and, in a period of rising fuel costs such as we have recently experienced, expect that our vendors for these services will increase their rates to compensate for the higher energy costs. We may not be able to pass these increased costs on to our customers.

We must continue to open new stores and increase sales from existing stores to carry out our growth strategy.

Our ability to increase our sales and earnings depends in part on our ability to continue to open new stores and to operate these stores on a profitable basis. Our continued growth also depends on our ability to increase sales in our existing stores. We opened a net of 30 stores in fiscal 2005 and presently anticipate opening a net of 20 stores in fiscal 2006. We intend to open stores in both existing and new geographic markets. When we open additional stores in existing markets it can result in lower sales from existing stores in that market. The success of our planned expansion will depend upon many factors, including the following:

•	our ability to identify suitable markets for expansion,

•	the selection, availability and leasing of suitable sites on acceptable terms,

•	the hiring, training and retention of qualified management and other store personnel,

•	satisfaction of regulatory requirements in new markets, including alcoholic beverage regulations,

•	control of costs associated with entering new markets, including advertising and distribution costs; and

•	our ability to maintain adequate systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems.

We cannot assure that we will be able to achieve our planned expansion, integrate new stores effectively into our existing operations or operate our new stores profitably.

Our operating results will be harmed if we are unable to improve our comparable store sales.

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. To ensure a meaningful comparison, we measure comparable store sales on a 52-week basis. In fiscal 2005, comparable store sales decreased by 2.6% from fiscal 2004 although they had increased by 0.9% in fiscal 2004. Various factors affect comparable store sales, including:

•	the general retail sales environment,

•	our ability to source and distribute products efficiently,

•	changes in our merchandise mix,

•	competition,

•	current economic conditions,

•	the timing of release of new merchandise and promotional events,

•	the success of marketing programs, and

•	weather conditions.

These factors and others may cause our comparable store sales to differ significantly from prior periods and from expectations. If we fail to meet the comparable store sales expectations of investors and security analysts in one or more future periods, the price of our common stock could decline.

We face a number of risks because we import much of our merchandise.

We import a significant amount of our merchandise from over 50 countries and numerous suppliers. We have no long-term contracts with our suppliers, but instead rely on long-term relationships that we have established with many of these suppliers. Our future success will depend to a significant extent on our ability to maintain our relationships with our suppliers or to develop new ones. As an importer, our business is subject to the risks generally associated with doing business abroad such as the following:

•	foreign governmental regulations,

•	economic disruptions,

•	delays in shipments,

•	freight cost increases,

•	changes in political or economic conditions in countries from which we purchase products, and

•	the effect of trade regulation by the United States, including quotas, duties and taxes and other charges or restrictions on imported merchandise.

If these factors or others made the conduct of business in particular countries undesirable or impractical or if additional quotas, duties taxes or other charges or restrictions were imposed by the United States on the importation of our products, our business and operating results would be harmed.

Our dependence on our distribution centers carries certain risks.

Merchandise distribution for all of our stores is currently handled from facilities in Stockton, California and Windsor, Virginia. Any significant interruption in the operation of these facilities, including any interruption as a result of the planned expansion of the Stockton facility purchased in February 2005, would harm our business and operating results, as would operational inefficiencies or failure to coordinate the operations of these facilities successfully.

We may not be able to forecast customer preferences accurately in our merchandise selections.

Our success depends in part on our ability to anticipate the tastes or our customers and to provide merchandise that appeals to their preferences. Our strategy requires our merchandising staff to introduce products from around the world that meet current customer preferences and that are affordable, distinctive in quality and design and that are not widely available from other retailers. Many of our products require long order lead times. In addition, a large percentage of our merchandise changes regularly. Our failure to anticipate, identify or react appropriately to changes in consumer trends could cause excess inventories and higher markdowns or a shortage of products and could harm our business and operating results.

We face intense competition from a variety of other retailers.

The markets that we serve are very competitive. We compete against a diverse group of retailers ranging from specialty stores to department stores and discounters. Our product offerings compete with such retailers as Bed Bath & Beyond, Target, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. We compete with these and other retailers for customers, suitable retail locations and qualified management personnel. Many of our competitors have considerably greater financial, marketing and other resources than we have.

We rely on various key management personnel to ensure our success and have had significant management changes in the past year.

Our success will continue to depend on our key management personnel. The loss of the services of one or more of these executives could harm our business and operating results. We do not maintain any key man life insurance policies. Within the past year, we have had significant changes in our management, including our Chief Executive Officer and our Chief Financial Officer. Moreover, we have recently added a Senior Vice President, Marketing, and a Senior Vice President, Supply Chain, and our Executive Vice President of Merchandising and Marketing has terminated employment and has not yet been replaced.

Our common stock may be subject to substantial price and volume fluctuations.

The market price of our common stock is affected by factors such as fluctuations in our operating results, a downturn in the retail industry, changes in stock market analysts’ recommendations regarding our company, other retail companies or the retail industry in general and general market and economic conditions. In addition, the stock market can experience price and volume fluctuations that are unrelated to the operating performance of particular companies.

Our business is subject to risks associated with fluctuations in the values of foreign currencies against the United States dollar.

We have significant purchase obligations with suppliers outside of the United States. During fiscal 2005, approximately 2.4% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

Provisions in our charter documents as well as our stockholders’ rights plan could prevent or delay a change in control of our company and may reduce the market price of our common stock.

Certain provisions of our articles of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions allow us to issue preferred stock without any vote or further action by the shareholders. In addition, the right to cumulate votes in the election of directors has been eliminated. These provisions may make it more difficult for shareholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, our board of directors has adopted a preferred share purchase rights agreement. Pursuant to the rights agreement, our board of directors declared a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. These rights could have the effect of delaying, deferring or preventing a change of control of our company, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

Lawsuits and other claims against our company may adversely affect our operating results.

We are involved in litigation, claims and assessments incidental to our business, the disposition of which is not expected to have a material effect on our financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these matters. We accrue our best estimate of the probable cost for the resolution of claims. When appropriate, such estimates are developed in consultation with outside counsel handling the matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability may change.

Changes in financial accounting standards related to equity compensation will cause us to record additional expense in the future, which will result in a reduction in our net income.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which will be effective for us in the first quarter of fiscal 2006. SFAS 123(R) will cause us to recognize in our financial statements substantial compensation expense that had not previously been reflected except in the notes to our statements. It is unclear how investors and analysts will react to the additional compensation expense we are required to report under SFAS 123(R), and our stock price could be negatively affected. Further, to the extent we change or limit our use of equity incentives as a result of SFAS 123(R), it could affect our ability to recruit and retain qualified personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

As of March 31, 2006, the Company operated 271 stores in 34 states. The average selling space of a Cost Plus World Market store is approximately 16,000 square feet. The total average square footage of a Cost Plus World Market store is approximately 18,300 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	4	Idaho	1	Minnesota	7	Oregon	6
Arizona	10	Illinois	19	Mississippi	1	South Carolina	6
California	69	Indiana	2	Missouri	6	South Dakota	1
(Northern California	31)	Iowa	1	Montana	1	Tennessee	2
(Southern California	38)	Kansas	2	Nebraska	2	Texas	27
Colorado	8	Kentucky	2	Nevada	4	Utah	1
Delaware	1	Louisiana	6	New Mexico	2	Virginia	9
Florida	10	Maryland	3	North Carolina	12	Washington	9
Georgia	8	Michigan	12	Ohio	13	Wisconsin	4

The Company leases land and buildings for 265 stores (of which 14 are capital leases) and leases land and owns the buildings for six stores. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease that expires in October 2008.

In May 2004, the Company completed the $26.5 million purchase of a 500,000 square foot distribution center and related land in Windsor, Virginia, that was previously held under a capital lease. In March 2005, the Company completed its expansion of the distribution center to 1,000,000 square feet.

The Company currently leases a distribution facility of approximately 520,000 square feet in Stockton, California pursuant to a lease that expires in December 2009, with an option to give 90 days notice to terminate the lease in December 2007.

In February 2005, the Company completed the purchase of a 500,000 square foot building and related land located in Stockton, CA for $25.1 million. The building was renovated in fiscal 2005 for a total cost of $7.9 million and is now the Company’s primary furniture distribution facility for its stores in the western United States. In fiscal 2006, the Company plans to begin construction of an adjacent 500,000 square foot general merchandise distribution facility. The planned facility will replace an existing 520,000 square foot distribution facility leased at another location in Stockton, CA. The total estimated cost of construction including fixtures for the new facility will be approximately $52.0 million over two years; $41.0 million is expected to be spent in fiscal 2006, and $11.0 million in fiscal 2007. The higher relative cost of the expansion of the facility is primarily attributable to the cost of equipment and racking associated with a general merchandise facility versus a furniture facility as well as increases in cost of construction and materials. The Company plans to finance the construction through debt.

Subsequent to year end, on April 7, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc. a third party real estate investment trust (“Inland”), in which the Company sold its Stockton, CA. distribution center property to Inland and entered into a lease agreement with Inland to lease the property back. See Note 11 to the consolidated financial statements.

The Company believes its current distribution facilities are adequate to meet its needs but continues to evaluate distribution facility requirements to accommodate future store growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding other than ordinary claims and litigation that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of any unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Barry J. Feld	49	Chief Executive Officer, President and Director
Michael J. Allen	51	Executive Vice President, Store Operations
Joan S. Fujii	59	Executive Vice President, Human Resources
Thomas D. Willardson	55	Executive Vice President and Chief Financial Officer
Frank J. Castiglione	36	Senior Vice President, Marketing
Gail H. Fuller	54	Senior Vice President, Brand Management
Rayford K. Whitley	42	Senior Vice President, Supply Chain

Mr. Feld joined the Company in October 2005 as Chief Executive Officer and President. Mr. Feld has served as a Director of the Company since February 2001. Prior to joining the Company, Mr. Feld was President, Chief Executive Officer and Chairman of the Board of Directors of Portrait Corporation of America, Inc., from August 1999 to October 2005, an operator of portrait studios and other specialty retail products focused on serving the discount retail market and the sole portrait photography provider to Wal-Mart Stores, Inc. From November 1998 to June 1999, Mr. Feld was President and Chief Operating Officer and member of the Board of Directors of Vista Eyecare, Inc., a specialty eyecare retailer. Mr. Feld joined Vista Eyecare as a result of its acquisition of New West Eyeworks, Inc., where he had been serving as President and as a Director since May 1991 and as Chief Executive Officer and a Director since February 1994. From 1987 to May 1991, Mr. Feld was with Frame-n-Lens Optical, Inc., where he served as its president prior to joining New West Eyeworks.

Mr. Allen joined the Company in December 1988 as a Regional Manager, later was promoted to Director of Store Operations and in 1998 became Vice President, Real Estate and Store Development. In March 2002, Mr. Allen was promoted to Senior Vice President, Store Operations. In November 2004, Mr. Allen was promoted to Executive Vice President, Store Operations with responsibility for Store Operations, Development and Real Estate. Prior to coming to Cost Plus World Market, he was a District Manager for Liquor Barn, a discount beverage retailer, from 1986 to 1988. From 1981 to 1985, he was a store manager for Safeway Corporation, a food grocery chain.

Ms. Fujii was named the Company’s Executive Vice President, Human Resources in July 2005. Ms. Fujii joined the Company in May 1991 and served as Senior Vice President, Human Resources from February 1998 to May 2005. From October 1994 to February 1998, Ms. Fujii served as Vice President, Human Resources. From May 1991 to October 1994, Ms. Fujii served as the Company’s Director of Human Resources. From September 1975 to May 1991, she was employed by Macy’s California in various operations and human resources management positions, ultimately serving as Vice President, Human Resources at Macy’s Union Square store in San Francisco.

Mr. Willardson joined the Company in February 2006 as Executive Vice President and Chief Financial Officer. Mr. Willardson served as a Director of the Company since March 1991, except for a period of approximately three months during 1996. Upon joining the Company as an employee, Mr. Willardson resigned from his position as a Director. From April 2004 to February 2006, Mr. Willardson served as Chief Financial Officer of WebSideStory, Inc., a leading provider of on-demand digital marketing applications. From August 2003 until April 2004 he served as Chief Financial Officer of Archimedes Technology Group Holdings, LLC, a privately held technology development company. From March 2002 until August 2003, Mr. Willardson was an independent financial consultant. From June 1998 to March 2002, Mr. Willardson was the Senior Vice President, Finance and Treasurer of Leap Wireless International, Inc., a wireless communications carrier.

Mr. Castiglione joined the Company in January 2006 as Senior Vice President of Marketing. Mr. Castiglione’s responsibilities include all facets of marketing including media, planning, creative and direct-to-consumer marketing through www.worldmarket.com and customer outreach. From 2004 to 2005, Mr. Castiglione was a principal at a marketing consulting firm. From 1993 to 2004, Mr. Castiglione was with Target Corporation in a variety of capacities, last serving as Senior Vice President of Marketing and Visual Merchandising for a number of the Target Corporation operating companies. During his tenure with Target, Mr. Castiglione was responsible for business repositioning and brand development in various sectors of the business.

Ms. Fuller was named Senior Vice President of Brand Management in September 2004. Ms. Fuller joined the Company in October 1989 and has served in various positions. From January 2001 to September 2004 she served as Vice President, Divisional Merchandising Manager. Ms. Fuller left the Company from April 1999 to January 2001 to serve as Vice President, General Merchandising Manager at Earthsake, a specialty retailer.

Mr. Whitley joined the company in November 2005 as Senior Vice President, Supply Chain and brings a combined 17 years of retail industry and management consulting experience to Cost Plus World Market. He is responsible for global logistics and the distribution network, as well as for the merchandise planning & allocation and business intelligence teams. Prior to joining Cost Plus World Market, Mr. Whitley served from August 2001 to October 2005 in a variety of roles at Williams-Sonoma, Inc. culminating in the position of Vice President, Supply Chain Optimization & Store Operations. From August 1998 to August 2001, Mr. Whitley worked for The Gap, Inc. as the Director, Supply Chain Strategy. Prior to joining The Gap, Inc., Mr. Whitley was a management consultant with Coopers & Lybrand, LLP in their Retail Strategy Practice. Prior to Coopers & Lybrand. LLP, Mr. Whitley was a management consultant in the West Coast Supply Chain Practice of Ernst & Young, LLP.

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

Fiscal Year Ended January 28, 2006

	Price Range
	High	Low
First Quarter	$28.92	$23.19
Second Quarter	26.02	21.30
Third Quarter	23.73	14.32
Fourth Quarter	20.04	15.36

Fiscal Year Ended January 29, 2005

	Price Range
	High	Low
First Quarter	$43.42	$36.20
Second Quarter	37.12	30.80
Third Quarter	37.47	29.66
Fourth Quarter	36.85	25.75

As of March 31, 2006, the Company had 43 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 8,000 shareholders in total as of the same date.

Dividend Policy

To date, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so.

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares in fiscal 2004 under the program. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase under the program. There were no shares repurchased under the program during fiscal 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans can be found under Item 12 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(In thousands, except per share and selected operating data)	Fiscal Year[1]
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$970,441	$908,560	$801,566	$692,301	$568,472
Cost of sales and occupancy	643,020	598,357	520,109	449,185	372,102

Gross profit	327,421	310,203	281,457	243,116	196,370
Selling, general and administrative expenses	281,719	251,223	220,288	192,990	157,273
Store preopening expenses	8,186	7,552	6,845	6,586	5,396

Income from operations	37,516	51,428	54,324	43,540	33,701
Net interest expense	5,143	2,983	3,285	3,452	962

Income before income taxes	32,373	48,445	51,039	40,088	32,739
Income taxes	12,140	18,224	18,352	12,134	12,766

Net income	$20,233	$30,221	$32,687	$27,954	$19,973

Net income per share—basic	$0.92	$1.38	$1.51	$1.29	$0.94
Net income per share—diluted	$0.92	$1.35	$1.46	$1.26	$0.92
Weighted average shares Outstanding—basic	22,004	21,840	21,624	21,696	21,355
Weighted average shares outstanding—diluted	22,100	22,323	22,349	22,158	21,756

Selected Operating Data:

Percent of net sales:
Gross profit	33.7%	34.1%	35.1%	35.1%	34.5%
Selling, general and administrative expenses	29.0%	27.7%	27.5%	27.9%	27.7%
Income from operations	3.9%	5.6%	6.7%	6.3%	5.9%
Number of stores:
Opened during period	35	34	31	26	23
Closed during period	5	1	2	1	—
Open at end of period	267	237	204	175	150
Average sales per selling square foot[2]	$247	$260	$267	$266	$258
Comparable store sales increase (decrease)[3]	(2.6)%	0.9%	2.7%	5.6%	0.3%

Balance Sheet Data (at period end):
Working capital	$194,149	$195,448	$183,644	$141,229	$117,381
Total assets	531,951	495,099	433,041	384,563	323,807
Long-term debt and capital lease obligations, less current portion	62,319	50,591	36,167	37,972	33,216
Total shareholders’ equity	316,081	289,523	262,718	221,870	195,231
Current ratio	2.70	2.62	2.77	2.42	2.54
Debt to equity ratio	21.9%	18.8%	14.5%	17.9%	17.5%

1.	The Company’s fiscal year end is the Saturday closest to the end of January.
2.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
3.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. To ensure a meaningful comparison, comparable store sales are measured on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Overview

Cost Plus, Inc is a leading specialty retailer of casual home furnishings and entertaining products. As of January 28, 2006, the Company operated 267 stores in 34 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

In fiscal 2005, net sales increased 6.8% to $970.4 million from $908.6 million in fiscal 2004. Comparable store sales for the year decreased 2.6% compared to a 0.9% increase last year. Net income in fiscal 2005 was $20.2 million, or $0.92 per diluted share versus net income in fiscal 2004 of $30.2 million or $1.35 per diluted share. Fiscal 2005 results include pre-tax charges totaling $3.3 million for the departure of the Company’s former Chief Executive Officer and the closing of five stores. The Company ended the year with flat inventory growth compared to fiscal 2004 as a result of efforts to bring inventory levels in line with expected sales.

In February 2005, the Company completed the purchase of a 500,000 square foot building and related land located in Stockton, CA for $25.1 million. The building was renovated in fiscal 2005 for a total cost of $7.9 million and is now the Company’s primary furniture distribution facility for its stores in the western United States. In fiscal 2006, the Company plans to begin construction of an adjacent 500,000 square foot general merchandise distribution facility. The planned facility will replace an existing 520,000 square foot distribution facility leased at another location in Stockton, CA. The total estimated cost of construction including fixtures for the new facility will be approximately $52.0 million over two years; $41.0 million is expected to be spent in fiscal 2006, and $11.0 million in fiscal 2007. The higher relative cost of the expansion of the facility is primarily attributable to the cost of equipment and racking associated with a general merchandise facility versus a furniture facility as well as increases in cost of construction and materials. The Company plans to finance the construction through debt.

In fiscal 2005, the Company opened 35 new stores and closed five to end the year with 267 stores. Although the Company still believes there is ample room for more than 600 stores in the United States it has decided to slow down new store growth to 25 stores in fiscal 2006 in order to focus on several key initiatives to make improvements to existing stores and increase same store sales. These efforts will include remodeling selected existing stores and making improvements to store layouts as well as developing a schematic for a smaller store format.

In addition, the Company plans to continue to evolve and improve its supply chain to increase inventory turns. As part of that effort, the Company has created a business intelligence and supply chain organization that will focus on improving processes in all areas of the supply chain to better optimize inventory levels.

During fiscal 2005, the Company performed a study of its conventional advertising approach of weekday price and item print campaigns and identified significant opportunities to improve its brand awareness and increase customer foot traffic. To that end the Company has experimented with a variety of new media vehicles including TV, outdoor, direct mailings, Sunday tab inserts and radio. The knowledge gained through this process will allow the Company to improve both its efficiency and effectiveness as it relates to advertising expenditures in fiscal 2006.

The Company launched its online store during the fourth quarter of fiscal 2005 and it will be another area of focus to increase sales in the next year. The Company’s online store, www.worldmarket.com, also serves as a valuable tool to communicate special promotions and compelling stories about the origins and craftsmanship of its merchandise to its customer.

Fiscal 2005 Compared to Fiscal 2004

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $61.9 million, or 6.8%, to $970.4 million in 2005 from $908.6 million in 2004. The increase in net sales was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 2.6%, or $22.4 million, in 2005 compared to an increase of 0.9%, or $7.1 million, in 2004. Comparable store sales decreased primarily as a result of decreased customer traffic partially offset by an increase in average transaction size. The increase in average transaction size per customer resulted primarily from strong net sales in products such as furniture that carry a higher average price. As of January 28, 2006, the calculation of comparable store sales included a base of 234 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $84.3 million, primarily driven by new store openings. As of January 28, 2006, the Company operated 267 stores compared to 237 stores as of January 29, 2005.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales in 2005 compared to 62% in 2004 and consumables were 39% of sales in 2005 compared to 38% in 2004.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $44.7 million, or 7.5%, to $643.0 million in 2005 compared to $598.4 million in 2004. As a percentage of sales, total cost of sales and occupancy increased 40 basis points to 66.3% in 2005 from 65.9% in 2004. The 40 basis point increase was due to an increase in occupancy costs of 60 basis points partially offset by a decrease in cost of goods sold of 20 basis points. The 60 basis point increase in occupancy costs was primarily due to decreased leverage on sales as a result of lower comparable store sales in 2005 and higher average occupancy costs for newer stores. The 20 basis point decrease in cost of sales was primarily the result of stronger sales in certain higher margin categories and higher initial markups, partially offset by higher fuel costs, higher markdowns, and higher relative distribution center costs included in cost of sales as a result of lower inventory levels. The higher markdowns were largely related to promotional activities during the year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $30.5 million, or 12.1%, to $281.7 million in 2005 compared to $251.2 million in 2004. As a percentage of net sales, SG&A expenses for 2005 were 29.0% compared to 27.7% for 2004. The increase in SG&A expenses as a percentage of net sales was primarily due to decreased leverage on sales as a result of lower comparable store sales, $3.3 million of charges in the first half of the year associated with the departure of the Company’s CEO and the closing of five stores, and start-up costs related to the launch of the Company’s online store.

The Company will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the first quarter of fiscal 2006, resulting in the recognition of expense related to stock-based compensation. The Company currently expects share-based compensation expense in fiscal 2006 to be approximately $4.5 million before taxes.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $8.2 million in 2005 compared to $7.6 million in 2004. The Company opened 35 stores in 2005 compared to 34 stores in 2004. Per store average preopening expense increased in 2005 due to higher average occupancy costs incurred prior to the store opening date. Rent expense included in store preopening expenses was approximately $1.6 million in

2005 versus $1.0 million in 2004. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and debt net of interest earned on investments, was $5.1 million in 2005 compared to $3.0 million in 2004. The increase in net interest expense for 2005 was due to additional long-term debt related to distribution center projects and higher average net borrowings under the Company’s revolving line of credit combined with higher interest rates. The increase was partially offset by lower interest on capital leases largely due to the termination of the Virginia distribution center capital lease, which was replaced with a lower interest rate loan used to purchase the facility.

Income Taxes The Company’s effective tax rate was 37.5% in 2005 and 37.6% in 2004. The decrease in the tax rate was primarily due to an increased benefit from employment and capital investment tax credits. For 2006, the Company expects that its effective rate will be approximately 40.0%, including the benefit from employment and capital investment tax credits and the impact of SFAS 123(R).

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

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $30.9 million, or 14.0%, in 2004 compared to 2003. The increase in SG&A expenses was primarily the result of new store openings. As a percentage of net sales, SG&A expenses increased to 27.7% in 2004 from 27.5% in 2003. The increase in the SG&A rate was primarily related to higher store payroll as a percentage of sales due to decreased leverage on lower comparable store sales and costs incurred related to Sarbanes-Oxley Act compliance, partially offset by the effect of tight controls on corporate overhead expenses.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2005 was $40.4 million compared to $42.9 million at the end of fiscal 2004. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. The purchase and renovation of a Stockton, CA distribution facility resulted in a net use of cash of $33.0 million during fiscal 2005. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next 12 months.

Distribution Center In February 2005, the Company completed the purchase of a 500,000 square foot building and related land located in Stockton, CA for $25.1 million. The building was renovated in fiscal 2005 for a total cost of $7.9 million and is now the Company’s primary furniture distribution facility for its stores in the western United States. In fiscal 2006, the Company plans to begin construction of an adjacent 500,000 square foot general merchandise distribution facility. The planned facility will replace an existing 520,000 square foot distribution facility leased at another location in Stockton, CA. The total estimated cost of construction including fixtures for the new facility will be approximately $52.0 million over two years; $41.0 million is expected to be spent in fiscal 2006, and $11.0 million in fiscal 2007. The higher relative cost of the expansion of the facility is primarily attributable to the cost of equipment and racking associated with a general merchandise facility versus a furniture facility as well as increases in cost of construction and materials. The Company plans to finance the construction through debt.

Subsequent to year end, on April 7, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc. a third party real estate investment trust (“Inland”), in which the Company sold its Stockton, CA. distribution center property to Inland for net proceeds of $29.8 million. Concurrently, the Company entered into a lease agreement with Inland to lease the property back. The Company used a portion of the proceeds from the sale to pay-off long-term debt of $18.2 million related to the Company’s purchase of the property, and the remaining proceeds will be used for other business purposes. The Company also broke the interest rate swap agreement related to the aforementioned long-term debt. This transaction increases the Company’s available liquidity and working capital.

Cash Flows From Operating Activities Net cash provided by operating activities totaled $44.2 million for fiscal 2005, an increase of $17.5 million from fiscal 2004. The increase in net cash provided by operations was primarily due to decreased inventory growth compared to the prior year as a result of improved inventory management and a decrease in other assets primarily related to the timing of rent payments. The increase was partially offset by changes in accounts payable due to the timing of payments and lower merchandise inventory payables at year end due to the timing of receipts, and lower net income adjusted for non-cash depreciation and amortization and deferred income taxes.

Net cash provided by operating activities totaled $26.7 million for fiscal 2004, a decrease of $9.6 million from fiscal 2003. The decrease in net cash provided by operations was primarily due to an increase in other assets related to the timing of rent payments, higher inventory growth compared to the fiscal 2003, and lower net income adjusted for non-cash depreciation and amortization and deferred income taxes. The decrease was partially offset by changes in accounts payable and other liabilities, primarily due to the timing of payments.

Cash Flows From Investing Activities Net cash used in investing activities totaled $65.9 million in fiscal 2005, a decrease of $2.2 million from fiscal 2004. In fiscal 2005, the Company’s capital expenditures were $66.0 million compared to $77.1 million in fiscal 2004. The fiscal 2005 net capital expenditures do not include $3.0 million related to year end construction in progress balances that are included in accounts payable. In addition, the Company spent $33.0 million in fiscal 2005 on the purchase and renovation of the Stockton distribution facility versus $49.7 million on the purchase and expansion of the Virginia distribution facility in fiscal 2004. There were no maturities of short-term investments in fiscal 2005 versus $9.0 million in fiscal 2004.

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

The Company estimates that fiscal 2006 capital expenditures will approximate $73.9 million; including approximately $13.1 million for new stores, $40.6 million to expand the distribution center in Stockton, CA, $8.1 million for management information systems and distribution center projects, and $12.1 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $19.2 million for fiscal 2005 compared to $31.9 million in fiscal 2004. The decrease in net cash provided by financing activities was due to lower proceeds from long-term debt and the issuance of common stock. The Company incurred $20.0 million of long-term debt in fiscal 2005 for the purchase of the Stockton distribution facility versus $40.0 million in fiscal 2004 for the purchase and expansion of the Virginia distribution facility. The Company received $4.5 million in fiscal 2005 from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $10.0 million received last year. In addition, there was no common stock repurchased under the Company’s stock repurchase program in fiscal 2005 compared to $14.9 million repurchased in fiscal 2004.

Net cash provided by financing activities was $31.9 million in fiscal 2004 compared to $3.4 million in fiscal 2003. The increase was primarily due to $39.1 million in net borrowings related to the Virginia distribution center purchase and expansion project. The increase in net cash provided by financing activities was partially offset by $14.9 million used to repurchase 425,500 shares of the Company’s common stock under its stock repurchase program versus $4.7 million spent to repurchase 201,400 shares in fiscal 2003. In addition, the Company also received $10.0 million from the issuance of common stock in connection with the exercise of employee stock options and its employee stock purchase plan versus $9.7 million received in fiscal 2003.

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares in fiscal 2004 under the program. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase under the program. There were no shares repurchased under the program during fiscal 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Revolving line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of January 28, 2006, the Company was in compliance with its loan covenant requirements, had no outstanding borrowings under its line of credit and had $16.1 million outstanding in letters of credit.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of January 28, 2006:

Contractual Obligations (in millions)	Less than 1 year	1-3 years	3-5 Years	After 5 Years	Total Amount Committed
Operating leases	$78.8	$160.5	$146.7	$227.7	$613.7
Capital leases (principal and interest)	3.0	5.5	3.8	14.3	26.6
Long-term debt	5.3	10.1	11.8	28.1	55.3
Merchandise letters of credit	8.2	—	—	—	8.2
Standby letters of credit	7.9	—	—	—	7.9
Purchase obligations[1]	90.8	—	—	—	90.8
Severance payments[2]	0.6	—	—	—	0.6

Total	$194.6	$176.1	$162.3	$270.1	$803.1

1.	As of January 28, 2006, the Company had approximately $90.8 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
2.	Payable to the Company’s former CEO. See Exhibit 10.12 to this Form 10-K.

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

Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. The Company will be required to adopt SFAS 123(R) at the beginning of its first quarter in fiscal 2006. The Company currently expects that the adoption of SFAS 123(R) will cause a reduction in operating income of approximately $4.5 million in fiscal 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the company’s Consolidated Financial Statements will depend on the nature and significance of future accounting changes subject to this statement.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”) which is effective for fiscal years ending after December 15, 2005. FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Inflation

The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Quarterly Results and Seasonality

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods.

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$200,023	$202,766	$200,679	$366,973
Gross profit	66,719	69,221	66,732	124,749
Net income (loss)	(138)	1,518	(2,660)	21,513
Net income (loss) per weighted average share
Basic	$(0.01)	$0.07	$(0.12)	$0.98
Diluted	$(0.01)	$0.07	$(0.12)	$0.97

Number of stores open at end of period	238	246	258	267
	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	$185,703	$189,500	$190,416	$342,941
Gross profit	62,932	64,305	62,557	120,409
Net income	3,173	3,346	246	23,456
Net income per weighted average share
Basic	$0.15	$0.15	$0.01	$1.08
Diluted	$0.14	$0.15	$0.01	$1.06

Number of stores open at end of period	212	220	229	237

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

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as other income. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.3 million at the end of fiscal 2005, 2004 and 2003.

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

Other Accounting Estimates Estimates inherent in the preparation of the Company’s financial statements include those associated with the evaluation of the recoverability of deferred tax assets, the adequacy of tax contingencies, the impairment of goodwill and long-lived assets and those estimates used in the determination of liabilities related to litigation, claims and assessments.

The Company assesses the likelihood that deferred tax assets will be realized in the future, and records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The Company also records reserves for estimates of probable settlements of income tax audits. To the extent that estimates of probable settlements change or final tax outcomes are different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings, changes in the deferred tax valuation allowance or changes in the expected outcome of audits.

The Company had net goodwill in the amount of $4.2 million at January 28, 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed an impairment test, which resulted in no impairment being identified.

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

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore is affected by changes in market interest rates. In addition, the Company has fixed and variable income investments classified as cash and cash equivalents, and interest rate swaps on its long-term debt, which are also affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 75 basis points (a 10% change from the Company’s borrowing rate as of January 28, 2006), the Company’s results of operations and cash flows would not be materially affected.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To our shareholders:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

Management’s assessment of the effectiveness of its internal control over financial reporting as of January 28, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

April 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE

San Francisco, California

April 13, 2006

Consolidated Balance Sheets

(In thousands, except share amounts)	January 28, 2006	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,382	$42,918
Merchandise inventories, net	252,791	253,119
Other current assets	15,294	19,924

Total current assets	308,467	315,961
Property and equipment, net	203,873	163,756
Goodwill, net	4,178	4,178
Other assets, net	15,433	11,204

Total assets	$531,951	$495,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,351	$72,450
Income taxes payable	10,618	9,692
Accrued compensation	13,084	12,620
Current portion of long-term debt	5,267	2,391
Other current liabilities	27,998	23,360

Total current liabilities	114,318	120,513
Capital lease obligations	12,268	13,851
Long-term debt	50,051	36,740
Other long-term obligations	39,233	34,472
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,060,788 and 21,832,559 shares	220	218
Additional paid-in capital	163,571	158,183
Retained earnings	152,442	132,209
Accumulated other comprehensive loss	(152)	(1,087)

Total shareholders’ equity	316,081	289,523

Total liabilities and shareholders’ equity	$531,951	$495,099

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	$970,441	$908,560	$801,566
Cost of sales and occupancy	643,020	598,357	520,109

Gross profit	327,421	310,203	281,457
Selling, general and administrative expenses	281,719	251,223	220,288
Store preopening expenses	8,186	7,552	6,845

Income from operations	37,516	51,428	54,324
Net interest expense	5,143	2,983	3,285

Income before income taxes	32,373	48,445	51,039
Income taxes	12,140	18,224	18,352

Net income	$20,233	$30,221	$32,687

Net income per weighted average share
Basic	$0.92	$1.38	$1.51
Diluted	$0.92	$1.35	$1.46

Weighted average shares outstanding
Basic	22,004	21,840	21,624
Diluted	22,100	22,323	22,349

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at February 1, 2003	21,555,643	$215	$136,542	$85,113	$—	$221,870	$27,954
Common stock issued under Employee Stock Purchase Plan	13,583	—	414			414
Exercise of common stock options	454,955	5	9,314			9,319
Repurchase of common stock	(201,400)	(2)	(1,143)	(3,563)		(4,708)
Tax effect of disqualifying common stock dispositions			3,136			3,136
Net income				32,687		32,687	32,687

Balance at January 31, 2004	21,822,781	218	148,263	114,237	—	262,718	32,687

Common stock issued under Employee Stock Purchase Plan	14,881	—	468			468
Exercise of common stock options	420,397	4	9,575			9,579
Repurchase of common stock	(425,500)	(4)	(2,620)	(12,249)		(14,873)
Tax effect of disqualifying common stock dispositions			2,497			2,497
Net income				30,221		30,221	30,221
Other comprehensive loss, net of related tax effect					(1,087)	(1,087)	(1,087)

Balance at January 29, 2005	21,832,559	218	158,183	132,209	(1,087)	289,523	29,134

Common stock issued under Employee Stock Purchase Plan	12,065	—	267			267
Exercise of common stock options	216,164	2	4,182			4,184
Share-based compensation expense from the acceleration of employee stock options			630			630
Tax effect of disqualifying common stock dispositions			309			309
Net income				20,233		20,233	20,233
Other comprehensive income, net of related tax effect					935	935	935

Balance at January 28, 2006	22,060,788	$220	$163,571	$152,442	$(152)	$316,081	$21,168

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Cash Flows From Operating Activities:
Net income	$20,233	$30,221	$32,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,246	25,900	23,782
Deferred income taxes	(3,402)	2,123	5,403
Tax effect of disqualifying common stock dispositions	309	2,497	3,136
Share-based compensation expense from the acceleration of employee stock options	630	—	—
Changes in assets and liabilities:
Merchandise inventories	328	(42,687)	(38,044)
Other assets	3,776	(5,768)	2,035
Accounts payable	(18,099)	11,442	2,889
Income taxes payable	927	(2,336)	2,551
Other liabilities	10,250	5,262	1,836

Net cash provided by operating activities	44,198	26,654	36,275

Cash Flows From Investing Activities:
Purchase of short-term investments	—	—	(8,999)
Maturity of short-term investments	—	8,999	—
Purchases of property and equipment	(66,033)	(77,084)	(29,253)
Proceeds from sale of property and equipment	129	—	1,348

Net cash used in investing activities	(65,904)	(68,085)	(36,904)

Cash Flows From Financing Activities:
Proceeds from long-term debt	20,000	40,000	—
Principal payments on long-term debt	(3,813)	(870)	—
Debt issuance costs	—	(634)	—
Principal payments on capital lease obligations	(1,467)	(1,752)	(1,672)
Common stock repurchases	—	(14,873)	(4,708)
Proceeds from the issuance of common stock	4,450	10,047	9,733

Net cash provided by financing activities	19,170	31,918	3,353

Net (decrease) increase in cash and cash equivalents	(2,536)	(9,513)	2,724

Cash and Cash Equivalents:
Beginning of period	42,918	52,431	49,707

End of period	$40,382	$42,918	$52,431

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,437	$3,343	$3,609

Cash paid for income taxes	$14,353	$15,156	$7,262

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$—	$21,240	$—
Reduction in capital lease assets	$—	$19,584	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At January 28, 2006, the Company operated 267 stores in 34 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea. The Company accounts for its operations as one operating segment.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended January 28, 2006 (fiscal 2005), January 29, 2005 (fiscal 2004) and January 31, 2004 (fiscal 2003).

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

Estimated Fair Value of Financial Instruments The carrying value of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and unrealized gains and losses on interest rate swaps approximate their estimated fair value.

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

Property and Equipment Buildings, furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Store fixtures and equipment	3-10 years
Leasehold improvements	Lesser of life of the asset or life of lease
Computer equipment and software	3-10 years

Capital Leases Property subject to a non-cancelable lease that meets the criteria of a capital leases is capitalized as an asset in property and equipment and amortized on a straight-line basis over the lease term.

Other Assets Other assets include deferred compensation plan assets, lease rights and interests, deferred taxes and other intangibles. Lease rights and interests are amortized on a straight-line basis over their related lease terms.

Goodwill and Other Intangibles In June 2001, the Financial Standards Accounting Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be disclosed separately from other intangible assets in the balance sheet, and no longer be amortized but tested at least annually for impairment. The Company adopted SFAS No. 142 on February 3, 2002 and ceased amortizing $4.2 million of goodwill and $0.7 million in intangible assets as of that date. As required by this pronouncement, the Company completed the annual impairment tests. Based on the tests performed there was no impairment of goodwill and other intangible assets in fiscal 2005, 2004 or 2003. There can be no assurance that future goodwill and other intangible impairment tests will not result in a charge to earnings. At January 28, 2006, the gross carrying value of intangible assets subject to amortization was $3.1 million with accumulated amortization of $2.5 million. Amortization expense related to these assets, primarily lease rights, totaled approximately $136,000 in fiscal 2005, 2004 and 2003. The Company expects amortization expense for the existing intangible assets will be approximately $50,000 for fiscal 2006, and approximately $50,000, $45,000, $37,000 and $37,000 per year, respectively, for the four fiscal years thereafter.

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flow. Store specific long-lived assets and intangible assets with finite lives are evaluated at an individual store level, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed, there was no impairment of long-lived and intangible assets in fiscal 2005, 2004 or 2003. There can be no assurance that future long-lived and intangible asset impairment tests will not result in a charge to earnings.

Insurance The Company is self-insured for workers’ compensation, general liability costs, and certain health insurance plans with per occurrence and aggregate limits on losses. The Company maintains a comprehensive property insurance policy. The self-insurance liability recorded in the financial statements is based on claims filed and an estimate of claims incurred but not yet reported. The following sets forth the significant insurance coverage by major category:

Workers’ compensation: The Company retains losses on individual claims up to a maximum of $300,000.

General liability insurance: The Company retains losses on individual claims up to a maximum of $300,000.

Property insurance: The Company maintains a $250,000 deductible for each submitted claim.

Health insurance: The Company has a stop loss provision per claim of $200,000.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. The cumulative net excess of recorded rent expense over lease payments made in the amount of $36.1 million and $30.5 million is reflected in other long-term obligations on the consolidated balance sheets as of January 28, 2006 and January 29, 2005, respectively.

Stock-Based Compensation The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, no compensation expense has been recognized in the financial statements for employee stock arrangements other than as a result of modifications to such arrangements made subsequent to the date first granted to the employee. The disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” are set forth below.

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

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Expected life (in years)	4.2	4.2	4.2
Expected volatility	47.9%	56.0%	64.0%
Risk free interest rates	4.1%	2.6%	2.5%
Expected dividends	—	—	—

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

	Fiscal Year Ended
(In thousands, except per share data)	January 28, 2006	January 29, 2005	January 31, 2004
Net income, as reported	$20,233	$30,221	$32,687
Add: Stock-based employee compensation included in reported net income, net of related tax effect	381	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	(4,485)	(4,266)	(4,658)

Pro forma net income	$16,129	$25,955	$28,029
Basic net income per weighted average share:
As reported	$0.92	$1.38	$1.51
Pro forma	$0.73	$1.19	$1.30
Diluted net income per weighted average share:
As reported	$0.92	$1.35	$1.46
Pro forma	$0.73	$1.16	$1.25

Under the Black-Scholes option pricing model, the weighted average fair value of the stock options granted during fiscal 2005, 2004, and 2003 was $9.81, $17.67, and $11.88, respectively. The Company is required to adopt SFAS No. 123 (revised 2004), “Share-Based Payment,” at the beginning of fiscal 2006, resulting in the recognition of expense related to stock-based compensation in its results of operations.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as other income. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.3 million at the end of fiscal 2005, 2004 and 2003

Cost of Sales and Occupancy Cost of sales includes costs to acquire merchandise inventory and costs of freight and distribution. The costs of maintaining warehouse facilities including depreciation, rent, utilities and certain indirect costs such as product purchasing activities and logistics are also charged to cost of sales. Occupancy costs include rent expense under store lease agreements, utility costs, common area maintenance costs charged to the Company by landlords and property taxes.

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

Advertising Expense Advertising costs, which include newspaper, radio, television and other media advertising, are expensed as incurred or the point of first broadcast or distribution. For fiscal 2005, 2004 and 2003, advertising costs were $56.7 million, $52.3 million and $46.2 million, respectively.

Store Preopening Expenses Store preopening expenses include rent expense incurred prior to opening as well as grand opening advertising, labor, travel and hiring expenses and are expensed as incurred.

Concentration of Credit Risk Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. At times, such balances may be in excess of FDIC insurance limits.

Income Taxes Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. For fiscal 2005, the Company had a net deferred tax asset of $0.9 million, of which $7.7 million was included in other assets and $6.8 million was included in other current liabilities on the Company’s consolidated balance sheet. For fiscal 2004, the Company had a net deferred tax liability of $2.5 million, of which $3.9 million was included in other assets and $6.4 million was included in other current liabilities on the Company’s consolidated balance sheet.

Comprehensive Income Comprehensive income consists of net income and unrealized gains and losses on interest rate swaps. The Company accounts for its interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

Net Income per Share SFAS No. 128, “Earnings Per Share,” requires earnings per share (“EPS”) to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised into common stock. The following is a reconciliation of the weighted average number of shares used in the Company’s basic and diluted per share computations:

	Fiscal Year Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Basic shares	22,004	21,840	21,624
Effect of dilutive stock options	96	483	725

Diluted shares	22,100	22,323	22,349

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal year ended January 28, 2006, there were 1,395,699 anti-dilutive options. For the fiscal year ended January 29, 2005 there were 504,000 anti-dilutive options and for the fiscal year ended January 31, 2004 there were no anti-dilutive options.

New Accounting Pronouncements In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. The Company is required to adopt SFAS 123(R) at the beginning of fiscal 2006. The Company currently expects that the adoption of SFAS 123(R) will cause a reduction in operating income of approximately $4.5 million in fiscal 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the company’s Consolidated Financial Statements will depend on the nature and significance of future accounting changes subject to this statement.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”) which is effective for fiscal years ending after December 15, 2005. FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 28, 2006	January 29, 2005
Land and land improvements	$12,659	$1,115
Building and leasehold improvements	175,923	146,777
Furniture, fixtures and equipment	120,631	119,859
Facilities under capital leases	29,551	29,551

Total	338,764	297,302
Less accumulated depreciation and amortization	(134,891)	(133,546)

Property and equipment, net	$203,873	$163,756

Note 3. Other Assets

Other assets consist of the following:

(In thousands)	January 28, 2006	January 29, 2005
Deferred income taxes	$7,689	$3,855
Lease rights and interests	3,146	3,146
Other intangibles	1,744	1,631
Deferred compensation plan assets	3,100	2,687
Other	4,381	4,136

Total	20,060	15,455
Less accumulated amortization	(4,627)	(4,251)

Other assets, net	$15,433	$11,204

Note 4. Leases

The Company leases certain properties consisting of retail stores, distribution centers, corporate offices and equipment. Store leases typically contain initial terms and provisions for two to three renewal options of five to ten years each. The retail stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Certain store leases also require contingent rent bases on store revenues.

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at January 28, 2006 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
Fiscal year:
2006	$2,950	$78,789	$81,739
2007	2,799	81,548	84,347
2008	2,673	78,944	81,617
2009	2,302	76,120	78,422
2010	1,522	70,567	72,089
Thereafter through the year 2040	14,283	227,739	242,022

Minimum lease commitments	26,529	$613,707	$640,236

Less amount representing interest	(12,666)

Present value of capital lease obligations	13,863
Less current portion	(1,595)

Long-term portion	$12,268

Accumulated amortization related to capital leases was $18.2 million and $16.4 million at January 28, 2006 and January 29, 2005, respectively. Amortization expense related to capital leases is classified as cost of sales and occupancy. For fiscal 2005, 2004 and 2003 such amortization expense was $1.8 million, $2.2 million and $3.0 million, respectively. Interest expense related to capital leases was $1.5 million, $2.2 million, and $3.5 million for fiscal 2005, 2004, and 2003, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Operating leases:
Minimum rental expense	$70,566	$62,001	$52,048
Contingent rental expense	757	823	760
Less sublease rental income	(506)	(372)	(1,087)

Total	$70,817	$62,452	$51,721

Capital leases—contingent rental expense	$1,466	$1,308	$1,366

Total minimum rental income to be received from non-cancelable sublease agreements through 2011 is approximately $1.5 million as of January 28, 2006.

Note 5. Long-term Debt and Revolving Line of Credit

The Company’s long-term debt balance as of January 28, 2006 and January 29, 2005 is summarized as follows:

(In thousands)	January 28, 2006	January 29, 2005
Loan for Virginia distribution center purchase	$17,490	$19,131
Loan for Virginia distribution center expansion	19,250	20,000
Loan for Stockton distribution center purchase	18,578	—

Total long-term debt	55,318	39,131
Less current portion due within one year	(5,267)	(2,391)

Long-tem debt, net	$50,051	$36,740

Total long-term debt matures as follows:

(In thousands)	Long-term debt
Fiscal year:
2006	$5,267
2007	5,154
2008	4,980
2009	5,736
2010	6,075
Thereafter through the year 2015	28,106

Total long-term debt	$55,318

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

In February 2005, the Company completed the purchase of a 500,000 square foot building and related land located in Stockton, CA for $25.1 million. The Company renovated the building into a distribution facility that replaced and consolidated approximately 500,000 square feet of space previously occupied at other existing locations in Stockton, CA. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.875%. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this note at 5.325%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of January 28, 2006, the Company was in compliance with its loan covenant requirements, had no outstanding borrowings under its line of credit and had $16.1 million outstanding in letters of credit.

Note 6. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Current:
Federal	$13,902	$13,331	$11,713
State	1,687	1,985	856

Total current	15,589	15,316	12,569

Deferred:
Federal	(1,859)	3,192	6,488
State	(1,590)	(284)	(705)

Total deferred	(3,449)	2,908	5,783

Provision for income taxes	$12,140	$18,224	$18,352

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes (net of U.S. federal Income tax benefit)	3.1	4.0	3.7
Benefit of wage and other tax credits	(2.7)	(1.7)	(3.2)
Non-deductible expenses	0.7	0.2	0.2
Other	1.4	0.1	0.3

Effective income tax rate	37.5%	37.6%	36.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
	January 28, 2006		January 29, 2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Capitalized inventory costs	$—	$7,413	$—	$6,921
Trade discounts	—	541	—	771
Prepaid expenses	—	805	—	553
Deferred rent	15,134	—	12,425	—
Capital leases	419	—	197	—
Lease rights	—	290	—	334
Depreciation	—	12,790	—	13,587
Deferred compensation	1,324	—	1,143	—
Credit and net operating loss carryforwards	7,590	—	6,521	—
Deductible reserves and other	613	—	1,081	—
State taxes	—	2,332	—	1,579

Subtotal	25,080	24,171	21,367	23,745
Valuation Allowance	—	—	(116)	—

Total	$25,080	$24,171	$21,251	$23,745

At January 28, 2006, the Company had California state enterprise zone credit carryforwards of $6.8 million that have no expiration date. The Company also had state net operating loss carryforwards of $9.7 million that will expire in 5 to 14 years, and of $5.8 million that will expire in 15 to 20 years. The Company reversed a prior year valuation allowance of $116,000 against state net operating loss carryforwards that are now more likely than not realizable.

Note 7. Equity and Stock Compensation Plans

Shareholder Rights Plan Each outstanding share of common stock has a Preferred Share Purchase Right (expiring on June 30, 2008) that is exercisable only upon the occurrence of certain change in control events.

Options As of January 28, 2006 the Company had options outstanding under two employee stock option plans; the 1995 Stock Option Plan (“1995 Plan”) and the 2004 Stock Plan (“2004 Plan”). The 1995 Plan permitted the granting of options to employees and directors to purchase, at fair market value as of the date of grant, up to 5,968,006 shares of common stock, less the aggregate number of shares related to options granted and outstanding under the 1994 Plan (821,120 shares). Options are exercisable over ten years and vest as determined by the Board of Directors, generally over three or four years. A 900,000 increase in the number of shares of common stock reserved for issuance was approved by the Board of Directors and shareholders in 2002 and is included in the share count above. The 1995 Plan was terminated in November 2005.

The 2004 Plan was approved by the Board of Directors and shareholders in fiscal 2004. The 2004 Plan permits the granting of up to 1,800,000 shares, which includes 900,000 new shares, 100,000 shares transferred from the 1995 plan, and 800,000 shares subject to outstanding options under the 1995 Plan if they expire without being exercised. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The term of the options granted under the 2004 Plan and the date when the options become exercisable is determined by the Board of Directors. However, in no event will a stock option granted under the 2004 Plan be exercised more than ten years after the date of grant. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

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

A summary of activity under the Company’s option plans is set forth below:

	Shares	Weighted Average Exercise Price
Outstanding at February 1, 2003 (750,561 exercisable at a weighted average price of $20.49)	2,047,770	$21.79
Granted (Weighted average fair value per share granted of $11.88)	612,500	23.37
Exercised	(454,955)	20.49
Canceled and expired	(138,664)	23.07

Outstanding at January 31, 2004 (618,636 exercisable at a weighted average price of $21.63)	2,066,651	22.48
Granted (Weighted average fair value per share granted of $17.67)	556,000	38.41
Exercised	(420,397)	22.78
Canceled and expired	(293,502)	25.99

Outstanding at January 29, 2005 (708,627 exercisable at a weighted average price of $24.65)	1,908,752	26.51
Granted (Weighted average fair value per share granted of $9.81)	692,500	23.30
Exercised	(216,164)	19.36
Canceled and expired	(472,184)	30.27

Outstanding at January 28, 2006	1,912,904	$25.24

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 28, 2006:

	Options Outstanding			Options Exercisable
Actual Range of Exercise	Number Outstanding	Remaining Life (Yrs.)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 7.00 – $10.37	31,576	1.0	$8.57	31,576	$8.57
10.72 – 15.45	273,844	5.5	14.63	73,844	12.72
16.63 – 24.75	752,693	6.0	22.20	412,193	22.46
25.44 – 36.20	532,041	8.4	27.97	85,291	31.77
38.26 – 38.50	322,750	8.1	38.48	81,250	38.48

$ 7.00 – $38.50	1,912,904	6.9	$25.24	684,154	$23.83

Employee Stock Purchase Plan The Company terminated its 1996 Employee Stock Purchase Plan (“Purchase Plan”) on July 29, 2005. The Purchase Plan was approved by the Board of Directors on March 13, 1996. A total of 675,000 shares had been authorized for issuance under the Purchase Plan, of which 510,405 remained available for issuance upon its termination. Employees who worked at least 20 hours per week and more than five calendar months per calendar year and had been so employed for at least one year were eligible to have a specified percentage (not to exceed 10%) of each salary payment withheld to purchase common stock at 90% of its fair market value as of the last day of the purchase period. During fiscal 2005, 2004, and 2003, employees purchased 12,065, 14,881, and 13,583 shares, respectively, of the Company’s common stock under the Purchase Plan at weighted average per share prices of $22.14, $31.45, and $30.48, respectively.

Note 8. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. Participants may contribute up to 60% of their salaries to a maximum of $15,000 per year and participants age 50 or older may contribute an additional catch-up deferral amount of up to $5,000 in 2006. During fiscal 2005 the Company matched 50% of the first 4% of base salary that the employee contributed to the 401(k) plan. Effective March 1, 2006 the Company matches 100% of employee contributions up to the first 3% of base salary and matches 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. The Company contributed approximately $625,000 in fiscal 2005, $556,000 in fiscal 2004 and $478,000 in fiscal 2003.

In addition, a non-qualified deferred compensation plan was available to certain employees whose benefits were limited under Section 401(k) of the U.S. Internal Revenue Service Code. Compensation deferrals approximated $510,000 for fiscal 2005 and $566,000 for fiscal 2004. The Company terminated its deferred compensation plan on March 1, 2006.

Note 9. Commitments and Contingencies

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

Note 10. Quarterly Information (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$200,023	$202,766	$200,679	$366,973
Gross profit	66,719	69,221	66,732	124,749
Net income (loss)	(138)	1,518	(2,660)	21,513
Net income (loss) per weighted average share
Basic	$(0.01)	$0.07	$(0.12)	$0.98
Diluted	$(0.01)	$0.07	$(0.12)	$0.97
	Fiscal Quarters Ended
(In thousands, except per share data)	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	$185,703	$189,500	$190,416	$342,941
Gross profit	62,932	64,305	62,557	120,409
Net income	3,173	3,346	246	23,456
Net income per weighted average share
Basic	$0.15	$0.15	$0.01	$1.08
Diluted	$0.14	$0.15	$0.01	$1.06

Note 11. Subsequent Event

Subsequent to year end, on April 7, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc. a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA. distribution center property to Inland for net proceeds of $29.8 million. The property sold consists of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement with Inland to lease the property back. The Company will account for the sale and leaseback of the property as a financing.

The Company used a portion of the net proceeds from the sale of approximately $29.8 million to pay-off the long-term debt of $18.2 million related to the Company’s purchase of the property, and the remaining proceeds will be used for other business purposes. The Company also broke the interest rate swap agreement related to the aforementioned long-term debt. The Company believes that this transaction increases its available liquidity and working capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and its principal financial officer have concluded that its disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting required by this item is included on page 27 in Item 8 of this annual report on Form 10-K and is incorporated in this item by reference.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than May 28, 2006 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this report.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an exhibit to this report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer, who also serves as the principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit and Related Fees for Fiscal Years 2005 and 2004” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 26 of this Form 10-K.F

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

(b)	List of Exhibits:

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated February 26, 2004, incorporated by reference to Exhibit 3.3 to the Form 10-K filed for the year ended January 31, 2004.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended August 3, 2002.

10.2	Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

10.2.1	Letters dated December 3, 2004 and December 9, 2004 extending the Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996.

Exhibit No.	Description of Exhibits
10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.4	Real Estate Purchase Contract between the Company and GEM Big Bethel, L.L.C., dated January 6, 2004, for the purchase of a storage and distribution warehouse located in Isle of Wight County, Virginia, incorporated by reference to Exhibit 10.4.2 of the Form 10-K filed for the year ended January 31, 2004.

10.5	Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 16, 2004.

10.6	Loan Agreement dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.6.1	Revolving Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1.1 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.6.2	Commercial Real Estate Loan Note dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1.2 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.6.3	Credit Line and Construction Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing is made as of May 14, 2004, by Cost Plus, Inc., as trustor, PRLAP, Inc., Trustee, as trustee, for the benefit of Bank of America, N.A., as beneficiary, incorporated by reference to Exhibit 10.1.3 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.7♦	1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 3, 2002.

10.7.1♦	Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.8♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 29, 2005, incorporated by reference to exhibit 10.1 to the Form 10-Q filed for quarter ended July 30, 2005.

10.8.1♦	Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.9♦	Cost Plus, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 4.4 of the registration statement on Form S-8 effective September 3, 2004.

10.9.1♦	Form of Option Agreement, 2004 Stock Plan, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.10♦	Cost Plus, Inc. Deferred Compensation Plan as amended and restated effective May 21, 2004, incorporated by reference to Exhibit 4.6 of the registration statement on Form S-8 effective September 3, 2004.

10.11♦	Fiscal 2006 Management Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 28, 2006.

10.12♦	Employment Agreement, dated July 3, 2002, between the Company and Murray H. Dashe, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended August 3, 2002.

Exhibit No.	Description of Exhibits

10.13♦	Employment Agreement, dated October 24, 2005, between the Company and Barry J. Feld, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 29, 2005.

10.14♦	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between the Company and Joan S. Fujii, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 30, 2005.

10.15♦	Third Amended and Restated Employment Severance Agreement dated April 29, 2005, between the Company and Michael J. Allen, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended April 30, 2005.

10.16♦	Amended and Restated Employment Severance Agreement dated April 29, 2005, between the Company and Theresa Strickland, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed for the quarter ended April 30, 2005.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 31, 2004.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 31, 2004.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 13, 2006	By:	/s/ Barry J. Feld
Barry J. Feld
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry J. Feld Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	April 13, 2006

/s/ Thomas D. Willardson Thomas D. Willardson	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2006

/s/ Joseph H. Coulombe Joseph H. Coulombe	Director	April 13, 2006

/s/ Danny W. Gurr Danny W. Gurr	Director	April 13, 2006

/s/ Kim D. Robbins Kim D. Robbins	Director	April 13, 2006

/s/ Fredric M. Roberts Fredric M. Roberts	Director, Chairman of the Board	April 13, 2006