Form 10-Q
period 2006-04-29
COST PLUS INC/CA/
filed 2006-06-08
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on June 5, 2006 was 22,065,038.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended April 29, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	April 29, 2006	January 28, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,330	$40,382	$3,759
Merchandise inventories, net	251,092	252,791	268,492
Other current assets	25,043	15,294	14,498

Total current assets	291,465	308,467	286,749
Property and equipment, net	199,629	203,873	188,134
Goodwill, net	4,178	4,178	4,178
Other assets, net	16,233	15,433	12,937

Total assets	$511,505	$531,951	$491,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,474	$57,351	$50,377
Income taxes payable	—	10,618	—
Accrued compensation	10,152	13,084	9,700
Revolving line of credit	—	—	6,500
Current portion of long-term debt	3,575	5,267	4,330
Other current liabilities	25,875	27,998	23,738

Total current liabilities	85,076	114,318	94,645
Capital lease obligations	11,841	12,268	13,471
Long-term debt	62,144	50,051	54,121
Other long-term obligations	40,315	39,233	35,328
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,065,038; 22,060,788 and 22,015,149 shares	221	220	220
Additional paid-in capital	164,206	163,571	163,128
Retained earnings	147,650	152,442	132,071
Accumulated other comprehensive income (loss)	52	(152)	(986)

Total shareholders’ equity	312,129	316,081	294,433

Total liabilities and shareholders’ equity	$511,505	$531,951	$491,998

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$212,964	$200,023
Cost of sales and occupancy	149,657	133,304

Gross profit	63,307	66,719
Selling, general and administrative expenses	68,707	65,157
Store preopening expenses	1,525	1,061

Income (loss) from operations	(6,925)	501
Net interest expense	1,062	726

Loss before income taxes	(7,987)	(225)
Income tax benefit	(3,195)	(87)

Net loss	$(4,792)	$(138)

Net loss per weighted average share
Basic	$(0.22)	$(0.01)
Diluted	$(0.22)	$(0.01)

Weighted average shares outstanding
Basic	22,062	21,914
Diluted	22,062	21,914

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Cash Flows From Operating Activities:
Net loss	$(4,792)	$(138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,865	6,821
Share-based compensation expense	571	630
Tax effect of disqualifying common stock dispositions	6	238
Deferred income taxes	—	(1,243)
Changes in assets and liabilities:
Merchandise inventories	1,699	(15,373)
Other assets	(10,638)	5,121
Accounts payable	(4,425)	(22,073)
Income taxes payable	(10,618)	(9,692)
Other liabilities	(3,815)	(1,883)

Net cash used in operating activities	(24,147)	(37,592)

Cash Flows From Investing Activities:
Purchases of property and equipment	(10,987)	(31,057)
Proceeds from sale of property and equipment	3	7

Net cash used in investing activities	(10,984)	(31,050)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	—	6,500
Proceeds from long-term debt	29,779	20,000
Prepayment of long-term debt	(18,208)	—
Principal payments on long-term debt	(1,170)	(680)
Principal payments on capital lease obligations	(381)	(366)
Proceeds from the issuance of common stock	59	4,029

Net cash provided by financing activities	10,079	29,483

Net decrease in cash and cash equivalents	(25,052)	(39,159)

Cash and Cash Equivalents:
Beginning of period	40,382	42,918

End of period	$15,330	$3,759

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,188	$655

Cash paid for taxes	$12,421	$10,532

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended April 29, 2006 and April 30, 2005

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at April 29, 2006 and April 30, 2005, the interim results of operations for the three months ended April 29, 2006 and April 30, 2005, and changes in cash flows for the three months ended April 29, 2006 and April 30, 2005. The balance sheet at January 28, 2006, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 28, 2006. Certain information and disclosures normally included in the notes to the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 28, 2006.

The results of operations for the three month period ended April 29, 2006, presented herein, are not indicative of the results to be expected for the full year.

2.	SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) at the beginning of fiscal 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options and performance share awards based on estimated fair values.

Prior to fiscal 2006, the Company accounted for share-based awards granted to employees and non-employee directors in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three months ended April 29, 2006 include the impact of share-based payment expense in accordance with SFAS 123(R). Also, in accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company recognized share-based compensation expense of $571,000 (before any related tax benefit) in the three months ended April 29, 2006 as a component of selling, general and administrative expenses. As of April 29, 2006, there was $7.6 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.5 years.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended April 29, 2006 includes compensation expense for share-based payment awards granted prior to but not yet vested as of January 29, 2006 based on the fair value estimate at the grant date in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 29, 2006 will continue to be recognized based on the multiple option approach (accelerated method) and compensation expense for all share-based payment awards granted subsequent to January 28, 2006 will be recognized using the straight-line method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 has been reduced for estimated forfeitures.

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based payment awards as operating cash flows in its statements of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those stock awards (excess tax benefits) to be classified as financing cash flows. For the three months ended April 29, 2006, the Company had no excess tax benefits required to be reported as a financing cash flow.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted during the three months ended April 29, 2006 and April 30, 2005:

	Three Months Ended
	April 29, 2006	April 30, 2005
		(Pro forma)
Expected dividend rate	—%	—%
Volatility	46.8%	50.0%
Risk-free interest rate	4.5%	4.0%
Expected lives (years)	4.75	4.2
Fair value per option granted	$8.64	$11.47

The fair value of each option grant was estimated using the Black-Scholes option-pricing model, which was also used for the Company’s pro forma disclosure required under SFAS 123. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption consistent with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107, (“SAB 107”). The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has elected to follow the guidance of SAB 107 and adopt the simplified method in determining expected life for its stock option awards. SAB 107 provides for a simplified method for estimating expected life for “plain-vanilla” options that is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Had share-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with SFAS 123 for the three months ended April 30, 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

(In thousands, except per share data)	Three Months Ended April 30, 2005
Net loss, as reported	$(138)
Add: Stock-based compensation expense included in reported net loss, net of related tax effect	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,446)

Pro forma net loss	$(1,203)

Basic net loss per weighted average share:
As reported	$(0.01)
Pro forma	$(0.05)
Diluted net loss per weighted average share:
As reported	$(0.01)
Pro forma	$(0.05)

The following table summarizes stock option activity during the three months ended April 29, 2006:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 28, 2006	1,912,904	$25.24
Granted	527,000	18.94
Exercised	(4,250)	13.76
Cancelled	(100,834)	29.12

Outstanding, April 29, 2006	2,334,820	$23.67	6.4	$—

Exercisable, April 29, 2006	1,000,195	$24.74	5.4	$—

Intrinsic value for stock options is defined as the difference between the market value and the grant price. The total intrinsic value of stock options exercised during the three months ended April 29, 2006 was $14,500. Cash received as a result of stock options exercised during the three months ended April 29, 2006 was $58,500, and the actual tax benefit realized for tax deductions from stock options exercised totaled $6,000.

During the first quarter of fiscal 2006, the Company granted performance share awards (“Performance Shares”) to certain key employees pursuant to the 2004 Stock Plan. Performance Shares entitle the holder to receive a number of shares of Cost Plus, Inc. common stock within a specified range of shares at the end of the vesting period. Performance shares are earned using a non-discretionary formula that is based on the Company achieving certain thresholds of comparable store sales growth and income from operations during the performance period. The fair value of performance shares are measured on the grant date and recognized in earnings over the requisite service period in accordance with SFAS 123(R).

The following table summarizes Performance Share activity during the three months ended April 29, 2006, with the shares granted representing the maximum number of share shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 28, 2006	—	$—
Granted	89,250	17.00
Vested	—	—
Forfeited	—	—

Nonvested at April 29, 2006	89,250	$17.00

The 2004 Stock Plan permits the granting of up to 1,800,000 shares, which includes 900,000 new shares, 100,000 shares transferred from the 1995 plan, and 800,000 shares subject to outstanding options under the 1995 Plan if they expire without being exercised. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The term of the options granted under the 2004 Plan and the date when the options become exercisable is determined by the Board of Directors. However, in no event will a stock option granted under the 2004 Plan be exercised more than ten years after the date of grant. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

The 1996 Director Option Plan permits the granting of options to non-employee directors to purchase up to 503,675 shares of common stock at fair market value as of the date of grant. Options are exercisable over ten years and vest as determined by the Board of Directors, generally over four years. The number of shares of common stock reserved for issuance under the Director Option Plan increased by 150,000 in 2002 and 100,000 in 2004, both increases were approved by the Board of Directors and shareholders and are included in the share count above.

3.	RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
April 29, 2006
Shares	22,062	—	22,062
Amount	$(0.22)	$0.00	$(0.22)
April 30, 2005
Shares	21,914	—	21,914
Amount	$(0.01)	$0.00	$(0.01)

For the three months ended April 29, 2006 and April 30, 2005, options to purchase 2,334,820 and 2,052,971 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

4.	COMPREHENSIVE INCOME

Comprehensive loss for the three months ended April 29, 2006 and April 30, 2005 was as follows:

	Three Months Ended
(In thousands)	April 29, 2006	April 30, 2005
Net loss, as reported	$(4,792)	$(138)
Other comprehensive income net of taxes - cash flow hedge	204	101

Comprehensive loss	$(4,588)	$(37)

5.	LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

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

On April 7, 2006, the Company prepaid a fully amortizing commercial real estate loan in the amount of $18.2 million and terminated a related swap commitment. The loan agreement had been entered into to finance a portion of the acquisition costs of the building and land in Stockton, CA. See Note 6 for a more detailed discussion.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of April 29, 2006, the Company was in compliance with its loan covenant requirements, had no outstanding borrowings under its line of credit and had $18.2 million outstanding in letters of credit.

In April 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution facility adjacent to the Company’s existing facility in Stockton, CA. The Credit Facility will be repaid in monthly payments of accrued interest, with the entire outstanding balance payable on October 27, 2007. The Credit Facility will bear interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company will pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee will be payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Credit Facility’s financial covenants are the same as those in the Agreement entered into in November 2004, as discussed above. As of April 29, 2006, the Company was in compliance with its loan covenant requirements and had no outstanding borrowings under the Credit Facility.

6.	SIGNIFICANT EVENT

On April 7, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc. a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA distribution center property to Inland for net proceeds of $29.8 million. The property sold consists of a 500,000 square foot building located on approximately 55 acres. The Company simultaneously entered into a lease agreement with Inland to lease the property back.

The Company is accounting for the transaction as a financing whereby the net book value of the asset will remain on the Company’s consolidated balance sheet. The Company will also record a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments will be accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of April 29, 2006, the balance of the financing obligation was $ 29.8 million and was included in the Company’s consolidated balance sheet as long-term debt.

The Company used a portion of the net proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds will be used for other business purposes. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

7.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. In November 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares. The Company repurchased 425,500 shares under the program in fiscal 2004 and repurchased no shares in fiscal 2005. There were no shares repurchased under the program in the first quarter of fiscal 2006. As of April 29, 2006, there were 1,074,500 shares available for repurchase under the program. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended April 29, 2006.

This document contains forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. Forward looking statements may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,”

“believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Actual results may differ materially from those discussed in such forward-looking statements, and shareholders of Cost Plus, Inc. should carefully review the cautionary statements set forth in this form 10-Q. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Net revenue for the first quarter of fiscal 2006 was $213.0 million, a 6.5% increase over the first quarter of fiscal 2005 net revenue of $200.0 million. Same store sales for the quarter decreased 4.3%, compared to a 1.9% decrease for the first quarter of 2005. The Company believes that weaker than expected customer traffic and lower sales of upholstered and outdoor furniture and certain other home furnishings categories were the primary reasons for the comparable store sales decrease.

The Company reported a net loss of $4.8 million, or $0.22 per diluted share, for the first quarter of fiscal 2006. The net loss includes a charge of approximately $0.03 per diluted share related to the closing of two stores and the departure of the Company’s EVP of Merchandising. The net loss also includes a non-cash charge of approximately $0.02 per diluted share associated with the expensing of stock options required under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). The Company reported a net loss of $138,000, or $0.01 per diluted share, in the first quarter of fiscal 2005. Those results include a charge of approximately $0.09 per diluted share related to the closure of four stores and the departure of the Company’s former CEO. The Company did not expense stock options in 2005.

In the first quarter of fiscal 2006, the Company opened seven new stores and closed two existing stores to end the quarter with 272 stores in 34 states. Although the Company believes there is still ample room for more than 600 stores in the United States it has decided to slow down new store growth to 24 stores in fiscal 2006. The new store openings, when combined with the closing of four stores, are expected to result in 287 locations by the end of the year.

Results of Operations

The three months ended April 29, 2006 as compared to the three months ended April 30, 2005.

Net Sales Net sales consist of sales from comparable stores and non-comparable stores. Net sales increased $12.9 million, or 6.5%, to $213.0 million in the first quarter of fiscal 2006 from $200.0 million in the first quarter of fiscal 2005. The increase in net sales was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 4.3%, or $8.5 million, in the first quarter of fiscal 2006 compared to a decrease of 1.9%, or $3.4 million, in the first quarter of fiscal 2005. Comparable store sales decreased primarily as a result of decreased customer traffic partially offset by an increase in average transaction size. As of April 29, 2006, the calculation of comparable store sales included a base of 233 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $21.3 million for the quarter. As of April 29, 2006, the Company operated 272 stores compared to 238 stores as of April 30, 2005.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61.8% of sales in the first quarter of fiscal 2006 compared to 63.5% in the first quarter of fiscal 2005 and consumables were 38.2% in the first quarter of fiscal 2006 compared to 36.5% in the first quarter of fiscal 2005.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facilities costs, increased $16.4 million, or 12.3%, to $149.7 million, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percentage of net sales, total cost of sales and occupancy increased 370 basis points to 70.3% in the first quarter of fiscal 2006 from 66.6% in first quarter of fiscal 2005. Cost of sales for the quarter increased by 270 basis points compared to the first quarter of fiscal 2005 primarily due to a significantly higher mix of consumables to total net sales resulting from a longer Easter selling season, lower initial markup, and higher markdowns primarily in furniture and textiles. Occupancy costs increased as a percentage of net sales by 100 basis points compared to the first quarter of fiscal 2005 primarily as a result of higher real estate tax assessments, and the de-leveraging of occupancy costs due to the decrease in comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $3.6 million, or 5.4%, to $68.7 million, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percentage of net sales, SG&A expenses decreased to 32.3% in the first quarter of fiscal 2006 from 32.6% in the first quarter of fiscal 2005. The decrease was primarily due to lower spending on advertising related to cuts in weekly newspaper print ads partially offset by de-leveraging from lower comparable store sales. SG&A expenses for the first quarter of fiscal 2006 included charges totaling approximately $700,000 related to the closure of two stores and severance costs from the departure of the former Executive Vice President of Merchandising. The first quarter of fiscal 2006 also included a charge of $571,000 related to the expensing of share-based compensation due to the adoption of SFAS 123(R) at the beginning of fiscal 2006. SG&A expenses for the first quarter of fiscal 2005 included charges totaling $3.1 million related to the departure of the former Chief Executive Officer and the closure of four stores.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $1.5 million in the first quarter of fiscal 2006 compared to $1.1 million in the first quarter of fiscal 2005. The Company opened seven stores in the first quarter of fiscal 2006 compared to five in the first quarter of fiscal 2005. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $1.1 million in the first quarter of fiscal 2006 compared to $726,000 in the first quarter of fiscal 2005. The increase in net interest expense was primarily due to the debt associated with the purchase of the Stockton, CA distribution facility in fiscal 2005 and the new debt related to its subsequent sale-leaseback in first quarter of fiscal 2006, partially offset by lower seasonal borrowings on the Company’s revolving line of credit and higher investment income.

Income Taxes The Company’s effective tax rate was 40.0% in the first quarter of fiscal 2006 compared to 38.5% in the first quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the impact of adopting SFAS 123(R). As a result of adopting SFAS 123 (R), the compensation expense associated with incentive stock options increased the Company’s effective tax rate. Additionally, the effective tax rate is expected to fluctuate from quarter to quarter, due to the timing of incentive stock option exercises and sales in relation to the level of earnings. The Company expects its effective tax rate to be approximately 40.0% for the remainder of the year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at April 29, 2006 was $15.3 million compared to $3.8 million at April 30, 2005. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Activities On April 7, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc. a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA distribution center property to Inland for net proceeds of $29.8 million. The property sold consists of a 500,000 square foot building located on approximately 55 acres. The Company simultaneously entered into a lease agreement with Inland to lease the property back.

The Company is accounting for the transaction as a financing whereby the net book value of the asset will remain on the Company’s consolidated balance sheet. The Company will also record a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34-year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments will be accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of April 29, 2006, the balance of the financing obligation was $29.8 million and was included in the Company’s consolidated balance sheet as long-term debt.

The Company used a portion of the net proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds will be used for other business purposes. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

Cash Flows From Operating Activities Net cash used in operating activities totaled $24.1 million for the first quarter of fiscal 2006 compared to $37.6 million in the first quarter of fiscal 2005, a decrease of $13.4 million. The decrease in net cash used in operations was primarily due to decreased inventory levels compared the first quarter last year and the related decrease in accounts payable partially offset by a higher net loss and an increase in other assets due the timing of rent payments.

Cash Flows From Investing Activities Net cash used in investing activities totaled $11.0 million in the first quarter of fiscal 2006 compared to net cash used of $31.1 million in the first quarter of fiscal 2005. The decrease is primarily due to the fiscal 2005 purchase of a Stockton, CA distribution facility for $25.1 million that is included in net cash used in investing activities for the first quarter of fiscal 2005.

The Company estimates that fiscal 2006 capital expenditures will approximate $73.9 million; including approximately $13.1 million for new stores, $40.6 million to expand the distribution center in Stockton, CA, $8.1 million for management information systems and distribution center projects, and $12.1 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $10.1 million in the first quarter of fiscal 2006 compared to $29.5 million in the first quarter of fiscal 2005. For the first quarter of fiscal 2006, the Company had proceeds from long-term debt of $29.8 million and a prepayment of long-term debt of $18.2 million related to the sale-leaseback of the Stockton, CA distribution facility compared to proceeds from long-term debt of $20.0 million in the first quarter of fiscal 2005 for the purchase of the Stockton, CA distribution facility. The Company had no net borrowings under its revolving line of credit for the first quarter of fiscal 2006 compared to $6.5 million for the first quarter of fiscal 2005. The Company received $59,000 in the first quarter of fiscal 2006 from the issuance of common stock in connection with the exercise of employee stock options versus $4.0 million received in the first quarter of fiscal 2005.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of April 29, 2006, the Company was in compliance with its loan covenant requirements, had no outstanding borrowings under its line of credit and had $18.2 million outstanding in letters of credit.

In April 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution facility adjacent to the Company’s existing facility in Stockton, California. The Credit Facility will be repaid in monthly payments of accrued interest, with the entire outstanding balance payable on October 27, 2007. The Credit Facility will bear interest, at the Company’s election, at a rate based on

LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company will pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee will be payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Credit Facility’s financial covenants are the same as those in the Agreement entered into in November 2004, as discussed above. As of April 29, 2006, the Company was in compliance with its loan covenant requirements and had no outstanding borrowings under the Credit Facility.

Seasonality

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended January 28, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q and in the Company’s other public filings. If any of such risks and uncertainties actually occurs, the Company’s business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, the Company’s business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. To ensure a meaningful comparison, we measure comparable store sales on a 52-week basis. In first quarter of fiscal 2006, comparable store sales decreased by 4.3% compared to a decrease of 1.9% in the first quarter of fiscal 2005. Various factors affect comparable store sales, including:

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

Merchandise distribution for all of our stores is currently handled from facilities in Stockton, California and Windsor, Virginia. Any significant interruption in the operation of these facilities, including any interruption as a result of the planned expansion of the Stockton facility, would harm our business and operating results, as would operational inefficiencies or failure to coordinate the operations of these facilities successfully.

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

Our success will continue to depend on our key management personnel. The loss of the services of one or more of these executives could harm our business and operating results. We do not maintain any key man life insurance policies. In the recent past, we have had significant changes in our management, including our Chief Executive Officer and our Chief Financial Officer. Moreover, we have recently added a Senior Vice President, Marketing, and a Senior Vice President, Supply Chain, and our Executive Vice President of Merchandising and Marketing has terminated employment and has not yet been replaced.

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

We have significant purchase obligations with suppliers outside of the United States. During the first quarter of fiscal 2006, approximately 3.5% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws dated May 12, 2006

10.1	Credit Agreement dated April 28, 2006 between Cost Plus, Inc. and Bank of America, N.A., as lender.

10.2	Purchase and Sale Agreement between Cost Plus Inc. and Inland Real Estate Acquisitions, Inc., as purchaser.

10.2.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006.

10.2.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor dated as of April 7, 2006.

10.3	Amendment to Credit Agreement dated April 7, 2006, between Cost Plus, Inc., the lenders named therein, and Bank of America, N.A. as the administrative agent, amending the Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 16, 2004.

10.4	Modification Agreement dated April 7, 2006 between Cost Plus, Inc., and Bank of America, N.A., amending the Loan Agreement dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.5	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.6	Fourth Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Mike Allen.

10.7	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Frank Castiglione.

10.8	Fourth Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Joan Fujii.

10.9	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Rayford Whitley.

10.10	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Thomas Willardson.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTPLUS, INC. Registrant

Date: June 8, 2006	By:	/s/ THOMAS D. WILLARDSON
Thomas D. Willardson
Executive Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

3.1	Amended and Restated Bylaws dated May 12, 2006

10.1	Credit Agreement dated April 28, 2006 between Cost Plus, Inc. and Bank of America, N.A., as lender.

10.2	Purchase and Sale Agreement between Cost Plus Inc. and Inland Real Estate Acquisitions, Inc., as purchaser.

10.2.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006.

10.2.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor dated as of April 7, 2006.

10.3	Amendment to Credit Agreement dated April 7, 2006, between Cost Plus, Inc., the lenders named therein, and Bank of America, N.A. as the administrative agent, amending the Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 16, 2004.

10.4	Modification Agreement dated April 7, 2006 between Cost Plus, Inc., and Bank of America, N.A., amending the Loan Agreement dated May 14, 2004 between Cost Plus, Inc. and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended May 1, 2004.

10.5	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.6	Fourth Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Mike Allen.

10.7	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Frank Castiglione.

10.8	Fourth Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Joan Fujii.

10.9	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Rayford Whitley.

10.10	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Thomas Willardson.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.