Form 10-Q
period 2006-07-29
COST PLUS INC/CA/
filed 2006-09-07
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on September 6, 2006 was 22,065,038.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended July 29, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	July 29, 2006	January 28, 2006	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,905	$40,382	$3,564
Merchandise inventories	276,002	252,791	277,531
Other current assets	33,267	15,294	18,898

Total current assets	312,174	308,467	299,993
Property and equipment, net	203,505	203,873	191,830
Goodwill, net	4,178	4,178	4,178
Other assets, net	16,161	15,433	12,570

Total assets	$536,018	$531,951	$508,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,053	$57,351	$47,631
Income taxes payable	—	10,618	—
Current deferred taxes	6,781	6,781	7,094
Accrued compensation	12,357	13,084	11,659
Revolving line of credit	8,000	—	21,500
Current portion of long-term debt	3,622	5,267	4,706
Other current liabilities	19,527	21,217	17,809

Total current liabilities	113,340	114,318	110,399
Capital lease obligations	11,455	12,268	13,099
Long-term debt	67,791	50,051	52,916
Other long-term obligations	41,372	39,233	35,886
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 22,065,038; 22,060,788 and 22,020,989 shares	221	220	220
Additional paid-in capital	165,372	163,571	163,252
Retained earnings	136,397	152,442	133,589
Accumulated other comprehensive income (loss)	70	(152)	(790)

Total shareholders’ equity	302,060	316,081	296,271

Total liabilities and shareholders’ equity	$536,018	$531,951	$508,571

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$215,275	$202,766	$428,239	$402,789
Cost of sales and occupancy	156,726	133,545	306,383	266,849

Gross profit	58,549	69,221	121,856	135,940
Selling, general and administrative expenses	74,554	63,152	143,261	128,309
Store preopening expenses	738	2,296	2,263	3,357

Income (loss) from operations	(16,743)	3,773	(23,668)	4,274
Net interest expense	1,517	1,381	2,579	2,107

Income (loss) before income taxes	(18,260)	2,392	(26,247)	2,167
Income tax expense (benefit)	(7,008)	874	(10,203)	787

Net income (loss)	$(11,252)	$1,518	$(16,044)	$1,380

Net income (loss) per weighted average share:
Basic	$(0.51)	$0.07	$(0.73)	$0.06
Diluted	$(0.51)	$0.07	$(0.73)	$0.06
Weighted average shares outstanding:
Basic	22,065	22,017	22,063	21,966
Diluted	22,065	22,135	22,063	22,126

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$(16,044)	$1,380
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,978	14,019
Share-based compensation expense	1,736	630
Tax effect of disqualifying common stock dispositions	6	238
Deferred income taxes	—	(435)
Changes in assets and liabilities:
Merchandise inventories	(23,211)	(24,412)
Other assets	(18,701)	594
Accounts payable	13,212	(24,819)
Income taxes payable	(10,618)	(9,692)
Other liabilities	(94)	1,513

Net cash used in operating activities	(37,736)	(40,984)

Cash Flows from Investing Activities:
Purchases of property and equipment	(23,124)	(41,857)
Proceeds from sale of property and equipment	3	10

Net cash used in investing activities	(23,121)	(41,847)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit	8,000	21,500
Proceeds from long-term debt	36,279	20,000
Prepayment of long-term debt	(18,208)	—
Principal payments on long-term debt	(1,976)	(1,509)
Principal payments on capital lease obligations	(774)	(717)
Proceeds from the issuance of common stock	59	4,203

Net cash provided by financing activities	23,380	43,477

Net decrease in cash and cash equivalents	(37,477)	(39,354)
Cash and cash equivalents:
Beginning of period	40,382	42,918

End of period	$2,905	$3,564

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,597	$2,167

Cash paid for taxes	$12,541	$11,079

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended July 29, 2006 and July 30, 2005

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at July 29, 2006 and July 30, 2005, the interim results of operations for the three and six months ended July 29, 2006 and July 30, 2005, and changes in cash flows for the six months ended July 29, 2006 and July 30, 2005. The balance sheet at January 28, 2006, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month periods ended July 29, 2006, presented herein, are not indicative of the results to be expected for the full year.

2.	IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will implement FIN 48 at the beginning of fiscal 2007, and any cumulative effect resulting from the change in accounting principle will be recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on its financial statements.

3.	SHARE-BASED COMPENSATION

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three and six month periods ended July 29, 2006 include the impact of share-based payment expense in accordance with SFAS 123(R). Also, in accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company recognized share-based compensation expense of $1.2 million (before any related tax benefit) in the three months ended July 29, 2006 and recognized $1.7 million (before any related tax benefit) in the six months ended July 29, 2006. Share-based compensation expense is included as a component of selling, general and administrative expenses. As of July 29, 2006, there was $7.1 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.5 years.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three and six months ended July 29, 2006 includes compensation expense for share-based payment awards granted prior to but not yet vested as of January 29, 2006 based on the fair value estimate at the grant date in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 29, 2006 will continue to be recognized based on the multiple option approach (accelerated method) and compensation expense for all share-based payment awards granted subsequent to January 28, 2006 will be recognized using the straight-line method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based payment awards as operating cash flows in its Statements of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those stock awards (excess tax benefits) to be classified as financing cash flows. For the six months ended July 29, 2006, the Company had no excess tax benefits required to be reported as a financing cash flow.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted during the three and six month periods ended July 29, 2006 and July 30, 2005:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(Pro forma)		(Pro forma)
Expected dividend rate	—%	—%	—%	—%
Volatility	45.4%	—%	46.8%	50.0%
Risk-free interest rate	5.2%	—%	4.6%	4.0%
Expected lives (years)	4.75	—	4.75	4.2
Fair value per option granted	$6.73	$—	$8.59	$11.47

The fair value of each option grant was estimated using the Black-Scholes option-pricing model, which was also used for the Company’s pro forma disclosure required under SFAS 123. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption consistent with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has elected to follow the guidance of SAB 107 and adopt the simplified method in determining expected life for its stock option awards. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Had stock-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with SFAS 123 for the three and six month periods ended July 30, 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

(In thousands, except per share data)	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
Net income, as reported	$1,518	$1,380
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,399)	(2,845)

Pro forma net income (loss)	$119	$(1,084)

Basic net income (loss) per weighted average share:
As reported	$0.07	$0.06
Pro forma	$0.01	$(0.05)
Diluted net income (loss) per weighted average share:
As reported	$0.07	$0.06
Pro forma	$0.01	$(0.05)

The following table summarizes stock option activity during the six months ended July 29, 2006:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 28, 2006	1,912,904	$25.24
Granted	543,000	18.82
Exercised	(4,250)	13.76
Cancelled	(113,027)	29.00

Outstanding, July 29, 2006	2,338,627	$23.59	5.8	$—

Exercisable, July 29, 2006	1,031,290	$24.77	5.2	$—

Intrinsic value for stock options is defined as the difference between the market value and the grant price. The total intrinsic value of stock options exercised during the six months ended July 29, 2006 was $14,500. Cash received as a result of stock options exercised during the six months ended July 29, 2006 was $58,500, and the actual tax benefit realized for tax deductions from stock options exercised totaled $6,000.

During the first quarter of fiscal 2006, the Company granted performance share awards (“Performance Shares”) to certain key employees under the 2004 Stock Plan. Performance Shares entitle the holder to receive a number of shares of Cost Plus, Inc. common stock within a specified range of shares at the end of the vesting period. Performance shares are earned using a non-discretionary formula that is based on the Company achieving certain thresholds of comparable store sales growth and income from operations during the performance period. The fair value of performance shares are measured on the grant date and recognized in earnings over the requisite service period in accordance with SFAS 123(R).

The following table summarizes Performance Share activity during the six months ended July 29, 2006, with the shares granted representing the maximum number of shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 28, 2006	—	$—
Granted	89,250	17.00
Vested	—	—
Forfeited	—	—

Outstanding at July 29, 2006	89,250	$17.00

The 2004 Stock Plan permits the granting of up to 2,800,000 shares, which includes 900,000 new shares, 100,000 shares transferred from the 1995 plan, 800,000 shares subject to outstanding options under the 1995 Plan if they expire without being exercised, and 1,000,000 shares approved by both the Board of Directors and shareholders in 2006. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The term of the options granted under the 2004 Plan and the date when the options become exercisable is determined by the Board of Directors. However, in no event will a stock option granted under the 2004 Plan be exercised more than ten years after the date of grant. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

The 1996 Director Option Plan permits the granting of options for up to 703,675 shares of common stock to non-employee directors at fair market value as of the date of grant. Options are exercisable over a maximum term of ten years and vest as determined by the Board of Directors, generally over four years. The number of shares of common stock reserved for issuance under the Director Option Plan increased by 150,000 in 2002, 100,000 in 2004, and 200,000 in 2006. All increases were approved by the Board of Directors and shareholders and are included in the share count above.

4.	RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
July 29, 2006
Shares	22,065	—	22,065	22,063	—	22,063
Amount	$(0.51)	$0.00	$(0.51)	$(0.73)	$0.00	$(0.73)
July 30, 2005
Shares	22,017	118	22,135	21,966	160	22,126
Amount	$0.07	$0.00	$0.07	$0.06	$0.00	$0.06

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 29, 2006 and July 30, 2005 total options excluded were 2,338,627 and 1,269,345. For the six months ended July 29, 2006 and July 30, 2005 total options excluded were 2,338,627 and 982,916.

5.	COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and six month periods ended July 29, 2006 and July 30, 2005 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income (loss), as reported	$(11,252)	$1,518	$(16,044)	$1,380
Other comprehensive income net of related tax effect - cash flow hedge	18	196	222	297

Comprehensive income (loss)	$(11,234)	$1,714	$(15,822)	$1,677

6.	LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

In May 2004, the Company completed the $26.5 million purchase of its existing 500,000 square foot Virginia distribution center, which it had previously held under a capital lease. The Company financed $20 million of the purchase through a new 10 year fully amortizing commercial real estate loan, which bears interest at LIBOR plus 0.9% and matures in June 2014. The Company entered into an interest rate swap agreement to effectively fix the interest rate on this loan at 4.82%. The swap is accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”).

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

On April 7, 2006, the Company prepaid a fully amortizing commercial real estate loan in the amount of $18.2 million and terminated a related swap commitment. The loan agreement had been entered into to finance a portion of the acquisition costs of the building and land in Stockton, CA. See Note 7 for a more detailed discussion.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of July 29, 2006, the Company was in compliance with its loan covenant requirements, had outstanding borrowings of $8.0 million under its line of credit and had $21.5 million outstanding in letters of credit.

In April 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution facility adjacent to the Company’s existing facility in Stockton, CA. Accrued interest is paid monthly, and the outstanding principle balance is payable on October 27, 2007. The Credit Facility bears interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company must pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee is payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Credit Facility’s financial covenants are the same as those in the Agreement entered into in November 2004, as discussed above. As of July 29, 2006, the Company was in compliance with its loan covenant requirements and had outstanding borrowings of $6.5 million under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt in the Company’s consolidated balance sheet.

7.	SALE-LEASEBACK TRANSACTION

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA distribution center property to Inland for net proceeds of $29.8 million. The property sold consists of an approximately 500,000 square foot building located on approximately 55 acres. The Company simultaneously entered into a lease agreement with Inland to lease the property back.

The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments will be accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of July 29, 2006, the balance of the financing obligation was $29.8 million and was included on the Company’s consolidated balance sheet as long-term debt.

The Company used a portion of the proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

8.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. In November 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares. The Company repurchased 425,500 shares under the program in fiscal 2004 and repurchased no shares in fiscal 2005 or the first half of fiscal 2006. As of July 29, 2006, there were 1,074,500 shares available for repurchase under the program. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months and six months ended July 29, 2006.

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

Until recently, the Company had a strong history of sales growth and positive comparable store sales. Although the Company reported record total sales in fiscal 2005 and for the first half of fiscal 2006, its same store sales decreased 2.6% in fiscal 2005 and decreased 3.7% in the first half of fiscal 2006. The Company’s management is currently focused on the following five operating initiatives that it believes are critical for its future success: improving customer traffic in stores; focusing efforts on improving performance in markets and stores that are underperforming; redefining the Company’s pricing and promotion strategy to emphasize the Company’s value proposition; integrating the merchandising, marketing and advertising efforts to drive sales and maximize the return on marketing and advertising expenditures; and optimizing inventory to ensure the right merchandise is in its stores at the right time.

The Company has taken actions which it believes will lead to the successful implementation of its operating initiatives. While some of these actions, such as taking significant markdowns on selected merchandise and increasing spending on advertising, have had a material negative effect on the Company’s profitability in the short run, the Company believes its actions are necessary for future success.

In the second quarter of fiscal 2006, net sales increased 6.2% to $215.3 million from $202.8 million last year. Comparable store sales for the quarter decreased 3.2% compared to a 1.7% decrease last year. Year-to-date, net sales were $428.2 million, a 6.3% increase from $402.8 million for the same period last year, with same store sales decreasing 3.7% compared to a 1.8% decrease in the prior year.

Net loss for the second quarter of fiscal 2006 was $11.3 million, or $0.51 per diluted share, versus net income of $1.5 million, or $0.07 per diluted share, for the second quarter of fiscal 2005. The net loss included approximately $0.17 per diluted share due to a markdown charge taken to lower retail pricing on certain categories of home furnishings merchandise that the Company desires to sell through. The Company also took additional markdowns on primarily seasonal merchandise to sell through the items whereas the Company’s past practice has been to pack and hold merchandise until the next season. In addition, the Company increased its advertising expenditures during the quarter to promote its semi-annual clearance event and to increase brand awareness in targeted markets. The Company believes the additional advertising and markdowns were necessary to position its stores to receive new merchandise and to position the Company for future success and growth. The net loss also included a non-cash share-based compensation charge of approximately $0.03 per diluted share related to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).

The year-to-date net loss was $16.0 million, or $0.73 per diluted share, compared with net income of $1.4 million, or $0.06 per diluted share, last year.

In the second quarter of fiscal 2006, the Company opened two new stores to end the quarter with 274 stores in 34 states. Although the Company believes there is still ample room for more than 600 stores in the United States, it has decided to slow down new store growth to 24 stores in fiscal 2006. The new store openings, when combined with the closing of four stores, are expected to result in 287 locations at the end of the fiscal year.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended July 29, 2006 as compared to the three months and six months ended July 30, 2005.

Net Sales Net sales primarily consist of sales from comparable stores and non-comparable stores. Net sales increased $12.5 million, or 6.2%, to $215.3 million in the second quarter of fiscal 2006 from $202.8 million in the second quarter of fiscal 2005. Year-to-date, net sales were $428.2 million compared to $402.8 million for the same period last year, an increase of $25.5 million, or 6.3%. The increase in net sales for the quarter and year-to-date was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Non-comparable store sales increased $18.8 million for the second quarter and $40.3 million year-to-date. Comparable store sales decreased 3.2%, or $6.3 million, in the second quarter of fiscal 2006, compared to a decrease of 1.7%, or $3.1 million, in the second quarter of fiscal 2005. Year-to-date comparable store sales decreased 3.7% compared to a 1.8% decrease for the same period last year. Comparable store sales decreased during the quarter and year-to-date as a result of decreased customer traffic and an average transaction size that was lower for the quarter and flat year-to-date. The average transaction size was impacted by a shift in sales mix to consumables primarily due to lower furniture sales and increased promotional activity. As of July 29, 2006, the calculation of comparable store sales included a base of 239 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. As of July 29, 2006, the Company operated 274 stores, compared to 246 stores as of July 30, 2005.

The Company classifies its sales into the home furnishings and consumables product lines. In the second quarter, home furnishings accounted for 66.1% of total sales versus 67.7% last year and consumables accounted for 33.9% of total sales versus 32.3% last year. Year-to-date, home furnishings accounted for 64.0% of total sales versus 65.6% last year and consumables accounted for 36.0% of total sales versus 34.4% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facilities costs, increased $23.2 million, or 17.4%, to $156.7 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Year-to-date, cost of sales and occupancy increased $39.5 million, or 14.8%, to $306.4 million compared to the same period in fiscal 2005. As a percentage of net sales, second quarter cost of sales and occupancy were 72.8% compared to 65.9% for the second quarter of fiscal 2005 and 71.5% compared to 66.3% year to date. Cost of sales as a percentage of net sales increased 590 basis points over last year for the second quarter and 430 basis points year to date. The increase was primarily attributable to significant markdowns the Company recorded to clear discontinued merchandise and additional markdowns taken in the current year on primarily seasonal merchandise to sell through the merchandise versus packing and holding unsold merchandise as in the prior year. To a lesser extent, lower initial markups and a shift in sales mix to consumable products also contributed to the increase in cost of sales as a percentage of net sales. Occupancy costs as a percentage of net sales increased 100 basis points over last year for the second quarter and year to date primarily as a result of higher expenses associated with new stores and the de-leveraging of occupancy costs due to the decrease in comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $11.4 million, or 18.1%, to $74.6 million in the second quarter of fiscal 2006 compared to the $63.2 million in the second quarter of fiscal 2005 primarily as a result of new store openings, increased advertising expense to support a clearance event in the second quarter, the expensing of share-based compensation, e-commerce expenses and increased employee benefit costs. As a percentage of net sales, SG&A expenses for the second quarter of fiscal 2006 were 34.6% compared to 31.1% for the second quarter of fiscal 2005. The increase in SG&A expenses as a percentage of sales was primarily due to an increase in store payroll of 100 basis points related to higher employee benefit costs, an increase in advertising and marketing expense of 110 basis points to support the clearance event, an increase in other SG&A expenses of 140 basis points that include additional expenses related to the Company’s e-commerce operations and share-based compensation, and decreased leverage on sales as a result of lower comparable store sales. The second quarter of fiscal 2006 included $1.2 million related to the expensing of share-based compensation due to the adoption of SFAS 123(R) at the beginning of fiscal 2006. Year-to-date, SG&A expenses increased $15.0 million, or 11.7%, to $143.3 compared to $128.3 million for the same period last year. Year-to-date, SG&A expenses as a percentage of net sales were 33.5% compared to 31.9% for the same period last year. The year-to-date increase in SG&A expenses as a percentage of net sales was primarily due to higher store payroll, the expensing of share-based compensation due to the adoption of SFAS 123(R), and decreased leverage on sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $738,000 in the second quarter of fiscal 2006 compared to $2.3 million in the second quarter of fiscal 2005. The Company opened two new stores in the second quarter of fiscal 2006 compared to ten stores in the second quarter of fiscal 2005. Year-to-date store preopening expenses were $2.3 million compared to $3.4 million for the same period last year, with 9 stores opened year-to-date compared to 15 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $1.5 million for the second quarter of fiscal 2006 compared to $1.4 million for the second quarter of fiscal 2005. Year-to-date, net interest expense was $2.6 million compared to $2.1 million for the same period last year. The increase in net interest expense for the quarter and year-to-date was primarily due to additional long-term debt related to the acquisition and expansion of the Stockton distribution center, partially offset by lower seasonal borrowings under the Company’s revolving line of credit.

Income Taxes The Company’s effective tax rate was 38.4% in the second quarter of fiscal 2006 compared to 36.5% in the second quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the impact of adopting SFAS 123(R) and a one-time tax rate benefit received in the second quarter of fiscal 2005 related to a change in Ohio state tax law. As a result of adopting SFAS 123 (R), the compensation expense associated with incentive stock options increased the Company’s effective tax rate. Additionally, the effective tax rate is expected to fluctuate from quarter to quarter, due to the timing of incentive stock option exercises and sales in relation to the level of earnings. The Company expects its effective tax rate to be approximately 38.9% for the remainder of the year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at July 29, 2006 was $2.9 million compared to $3.6 million at July 30, 2005. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Activities On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA distribution center property to Inland for net proceeds of $29.8 million. The property sold consists of a 500,000 square foot building located on approximately 55 acres. The Company simultaneously entered into a lease agreement with Inland to lease the property back.

The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments will be accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of July 29, 2006, the balance of the financing obligation was $29.8 million and was included on the Company’s consolidated balance sheet as long-term debt.

The Company used a portion of the proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

Cash Flows from Operating Activities Net cash used in operating activities totaled $37.7 million for the first half of fiscal 2006 compared to $41.0 million in the first half of fiscal 2005, a decrease of $3.2 million. The decrease in net cash used in operations was primarily due to an increase in accounts payable largely due to the timing of inventory receipts partially offset by the net loss for the first half of fiscal 2006 and the resulting increase in other assets due to an income tax receivable.

Cash Flows from Investing Activities Net cash used in investing activities totaled $23.1 million in the first half of fiscal 2006 compared to net cash used of $41.9 million in the first half of fiscal 2005. Net cash used in investing activities decreased primarily because the Company spent $6.8 million in the first half of fiscal 2006 on the expansion of the Stockton distribution facility versus $30.2 million spent on the purchase and renovation of the facility in the first half of fiscal 2005, and nine stores opened during the first half of fiscal 2006 versus 15 stores opened during the first half of fiscal 2005.

The Company estimates that fiscal 2006 capital expenditures will approximate $73.9 million; including approximately $13.1 million for new stores, $40.6 million to expand the distribution center in Stockton, CA, $8.1 million for management information systems and distribution center projects, and $12.1 million allocated to investments in existing stores and various other corporate projects.

Cash Flows from Financing Activities Net cash provided by financing activities was $23.4 million in the first half of fiscal 2006 compared to $43.5 million in the first half of fiscal 2005. The decrease was primarily due to lower net borrowings under the Company’s revolving line of credit of $8.0 million in the first half of fiscal 2006 versus $21.5 million in the first half of fiscal 2005. The Company had net proceeds from long-term debt of $36.3 million in the first half of fiscal 2006 versus proceeds from long-term debt of $20.0 million in the first half of fiscal 2005. The $36.3 million in net proceeds from long-term debt is comprised of $29.8 million from the sale-leaseback of the Stockton distribution facility and $6.5 million from a new Credit Facility that will finance the expansion of the Stockton, CA distribution facility. The Company used a portion of the net proceeds from the sale of the Stockton distribution facility of $29.8 million to retire $18.2 million of long-term debt. The Company received $59,000 in the first half of fiscal 2006 from the issuance of common stock in connection with the exercise of employee stock options versus $4.2 million received in the first half of fiscal 2005.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of July 29, 2006, the Company was in compliance with its loan covenant requirements, had outstanding borrowings of $8.0 million under its line of credit and had $21.5 million outstanding in letters of credit.

In April 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution facility adjacent to the Company’s existing facility in Stockton, CA. Accrued interest is paid monthly, and the outstanding principle balance is payable on October 27, 2007. The Credit Facility bears interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company must pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee is payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Credit Facility’s financial covenants are the same as those in the Agreement entered into in November 2004, as discussed above. As of July 29, 2006, the Company was in compliance with its loan covenant requirements and had outstanding borrowings of $6.5 million under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt in the Company’s consolidated balance sheet.

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

There are no material changes to the Company’s market risk as disclosed its Form 10-K filed for the fiscal year ended January 28, 2006.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our ability to increase our sales and earnings depends in part on our ability to continue to open new stores and to operate these stores on a profitable basis. Our continued growth also depends on our ability to increase sales in our existing stores. We opened a net of 30 stores in fiscal 2005 and presently anticipate opening a net of 20 stores in fiscal 2006. We intend to open stores in both existing and new geographic markets. When we open additional stores in existing markets it can result in lower sales from existing stores in that market. The success of our planned expansion will depend upon many factors, including the following:

•	our ability to identify suitable markets for expansion,

•	the selection, availability and leasing of suitable sites on acceptable terms,

•	the hiring, training and retention of qualified management and other store personnel,

•	satisfaction of regulatory requirements in new markets, including alcoholic beverage regulations,

•	control of costs associated with entering new markets, including advertising and distribution costs, and

•	our ability to maintain adequate systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems.

We cannot assure that we will be able to achieve our planned expansion, integrate new stores effectively into our existing operations or operate our new stores profitably.

Our operating results will be harmed if we are unable to improve our comparable store sales.

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. To ensure a meaningful comparison, we measure comparable store sales on a 52-week basis. In first half of fiscal 2006, comparable store sales decreased by 3.7% compared to a decrease of 1.8% in the first half of fiscal 2005. Various factors affect comparable store sales, including:

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

We have significant purchase obligations with suppliers outside of the United States. During the first half of fiscal 2006, approximately 4.5% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

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

At the Company’s 2006 Annual Meeting of Shareholders held on June 22, 2006, the shareholders voted on four proposals, each of which was approved. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter:

Proposal 1. To elect six directors to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected.

Name	For	Withheld
Joseph H. Coulombe	19,862,201	659,465
Christopher V. Dodds	19,996,487	525,071
Barry J. Feld	17,365,339	3,156,327
Danny W. Gurr	19,744,520	777,146
Kim D. Robbins	17,555,265	2,966,401
Fredric M. Roberts	17,568,073	2,953,485

Proposal 2. To approve an amendment to the Company’s 2004 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares.

	For	Against	Abstain	Broker Non-Votes
Approve Amendment to the Company’s 2004 Stock Plan	10,314,632	4,527,102	802,411	4,877,521

Proposal 3. To approve an amendment to the Company’s 1996 Director Option Plan to increase the number of shares reserved for issuance thereunder by 200,000 shares.

	For	Against	Abstain	Broker Non-Votes
Approve Amendment to the Company’s 1996 Director Option Plan	11,235,256	3,603,720	805,169	4,877,521

Proposal 4. To ratify and approve the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending February 3, 2007.

	For	Against	Abstain
Ratify Appointment of Deloitte & Touche LLP	20,493,595	20,228	7,843

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers.

10.2	Cost Plus, Inc. 1996 Director Option Plan, as amended June 22, 2006.

10.3	Cost Plus, Inc. 2004 Stock Plan, as amended June 22, 2006

10.4	Second Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Chris Miller.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 7, 2006	By:	/S/ THOMAS D. WILLARDSON
Thomas D. Willardson
Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers.

10.2	Cost Plus, Inc. 1996 Director Option Plan, as amended June 22, 2006.

10.3	Cost Plus, Inc. 2004 Stock Plan, as amended June 22, 2006

10.4	Second Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Chris Miller.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.