Form 10-Q
period 2006-10-28
COST PLUS INC/CA/
filed 2006-12-07
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on December 5, 2006 was 22,084,239.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended October 28, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,400	$40,382	$3,775
Merchandise inventories	341,925	252,791	319,877
Income tax receivable	19,713	—	5,385
Other current assets	17,066	15,294	16,456

Total current assets	382,104	308,467	345,493
Property and equipment, net	218,321	203,873	196,970
Goodwill, net	4,178	4,178	4,178
Other assets, net	16,096	15,433	15,169

Total assets	$620,699	$531,951	$561,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,278	$57,351	$69,057
Income taxes payable	—	10,618	—
Current deferred taxes	7,878	6,781	9,423
Accrued compensation	9,940	13,084	9,473
Revolving line of credit	90,000	—	54,500
Current portion of long-term debt	3,671	5,267	4,784
Other current liabilities	21,399	21,217	18,303

Total current liabilities	199,166	114,318	165,540
Capital lease obligations	11,082	12,268	12,676
Long-term debt	77,917	50,051	51,698
Other long-term obligations	41,515	39,233	37,513
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding, 22,065,038; 22,060,788 and 22,047,348 shares	221	220	220
Additional paid-in capital	166,361	163,571	163,444
Retained earnings	124,666	152,442	130,928
Accumulated other comprehensive loss	(229)	(152)	(209)

Total shareholders’ equity	291,019	316,081	294,383

Total liabilities and shareholders’ equity	$620,699	$531,951	$561,810

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$215,405	$200,679	$643,644	$603,468
Cost of sales and occupancy	149,233	133,947	455,616	400,796

Gross profit	66,172	66,732	188,028	202,672
Selling, general and administrative expenses	79,962	66,700	223,223	195,009
Store preopening expenses	2,618	2,698	4,881	6,055

Income (loss) from operations	(16,408)	(2,666)	(40,076)	1,608
Net interest expense	2,445	1,694	5,024	3,801

Loss before income taxes	(18,853)	(4,360)	(45,100)	(2,193)
Income tax benefit	(7,123)	(1,700)	(17,326)	(913)

Net loss	$(11,730)	$(2,660)	$(27,774)	$(1,280)

Net loss per weighted average share:
Basic	$(0.53)	$(0.12)	$(1.26)	$(0.06)
Diluted	$(0.53)	$(0.12)	$(1.26)	$(0.06)
Weighted average shares outstanding:
Basic	22,065	22,029	22,064	21,987
Diluted	22,065	22,029	22,064	21,987

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
Cash Flows from Operating Activities:
Net loss	$(27,774)	$(1,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,216	21,032
Share-based compensation expense	2,722	630
Loss on asset disposal	403	450
Tax effect of disqualifying common stock dispositions	6	249
Deferred income taxes	217	(873)
Changes in assets and liabilities:
Merchandise inventories	(89,134)	(66,758)
Income tax receivable	(19,713)	(5,385)
Other assets	(1,780)	3,105
Accounts payable	16,437	(3,393)
Income taxes payable	(10,618)	(9,692)
Other liabilities	(763)	1,984

Net cash used in operating activities	(105,781)	(59,931)

Cash Flows from Investing Activities:
Purchases of property and equipment	(46,357)	(54,443)
Proceeds from sale of property and equipment	3	91

Net cash used in investing activities	(46,354)	(54,352)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit	90,000	54,500
Proceeds from long-term debt	47,279	20,000
Prepayment of long-term debt	(18,208)	—
Principal payments on long-term debt	(2,801)	(2,649)
Principal payments on capital lease obligations	(1,176)	(1,095)
Proceeds from the issuance of common stock	59	4,384

Net cash provided by financing activities	115,153	75,140

Net decrease in cash and cash equivalents	(36,982)	(39,143)
Cash and cash equivalents:
Beginning of period	40,382	42,918

End of period	$3,400	$3,775

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,629	$3,627

Cash paid for income taxes	$12,727	$14,798

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 28, 2006 and October 29, 2005

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at October 28, 2006 and October 29, 2005, the interim results of operations for the three and nine months ended October 28, 2006 and October 29, 2005, and changes in cash flows for the nine months ended October 28, 2006 and October 29, 2005. The balance sheet at January 28, 2006, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended October 28, 2006, presented herein, are not indicative of the results to be expected for the full year.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending February 3, 2007. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

3. SHARE-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” at the beginning of fiscal 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options and performance share awards based on estimated fair values.

Prior to fiscal 2006, the Company accounted for share-based awards granted to employees and non-employee directors in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three and nine month periods ended October 28, 2006 include the impact of share-based payment expense in accordance with SFAS 123(R). Also, in accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company recognized share-based compensation expense of $1.0 million (before any related tax benefit) in the three months ended October 28, 2006 and recognized $2.7 million (before any related tax benefit) in the nine months ended October 28, 2006. Share-based compensation expense is included as a component of selling, general and administrative expenses. As of October 28, 2006, there was $5.8 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.3 years.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three and nine months ended October 28, 2006 includes compensation expense for share-based payment awards granted prior to but not yet vested as of January 29, 2006 based on the fair value estimate at the grant date in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 29, 2006 will continue to be recognized based on the multiple option approach (accelerated method) and compensation expense for all share-based payment awards granted subsequent to January 28, 2006 will be recognized using the straight-line method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based payment awards as operating cash flows in its statements of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those stock awards (excess tax benefits) to be classified as financing cash flows. For the nine months ended October 28, 2006, the Company had no excess tax benefits required to be reported as a financing cash flow.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted during the three and nine month periods ended October 28, 2006 and October 29, 2005, there were no stock options granted for the three month period ended October 28, 2006:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(Pro forma)		(Pro forma)
Expected dividend rate	—%	—%	—%	—%
Volatility	—%	43.6%	46.8%	48.1%
Risk-free interest rate	—%	4.2%	4.6%	4.1%
Expected lives (years)	—	4.3	4.75	4.2
Fair value per option granted	$—	$6.18	$8.59	$9.89

The fair value of each option grant was estimated using the Black-Scholes option-pricing model, which was also used for the Company’s pro forma disclosure required under SFAS 123. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption consistent with SFAS 123(R) and SAB No. 107. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has elected to follow the guidance of SAB 107 and adopt the simplified method in determining expected life for its stock option awards. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Had share-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with SFAS 123 for the three and nine month periods ended October 29, 2005, the Company’s pro forma net loss, basic and diluted loss per common share would have been as follows:

(In thousands, except per share data)	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
Net loss, as reported	$(2,660)	$(1,280)
Add: Share-based compensation expense included in reported net income, net of related tax effect	—	381
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(887)	(3,732)

Pro forma net loss	$(3,547)	$(4,631)

Basic net loss per weighted average share:
As reported	$(0.12)	$(0.06)
Pro forma	$(0.16)	$(0.21)
Diluted net loss per weighted average share:
As reported	$(0.12)	$(0.06)
Pro forma	$(0.16)	$(0.21)

The following table summarizes stock option activity during the nine months ended October 28, 2006:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 28, 2006	1,912,904	$25.24
Granted	543,000	18.82
Exercised	(4,250)	13.76
Cancelled	(192,391)	27.46

Outstanding, October 28, 2006	2,259,263	$23.53	5.4	$—

Exercisable, October 28, 2006	1,084,135	$24.35	4.9	$—

Intrinsic value for stock options is defined as the difference between the market value and the grant price. The total intrinsic value of stock options exercised during the nine months ended October 28, 2006 was $14,500. Cash received as a result of stock options exercised during the nine months ended October 28, 2006 was $58,500, and the actual tax benefit realized for tax deductions from stock options exercised totaled $6,000.

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

The following table summarizes Performance Share activity during the nine months ended October 28, 2006, with the shares granted representing the maximum number of shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 28, 2006	—	$—
Granted	89,250	17.00
Vested	—	—
Forfeited	—	—

Outstanding at October 28, 2006	89,250	$17.00

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

4. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted loss per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
October 28, 2006
Shares	22,065	—	22,065	22,064	—	22,064
Amount	$(0.53)	—	$(0.53)	$(1.26)	—	$(1.26)
October 29, 2005
Shares	22,029	—	22,029	21,987	—	21,987
Amount	$(0.12)	—	$(0.12)	$(0.06)	—	$(0.06)

As the effect would have been antidilutive, all 2,348,513 and 2,078,164 stock options and shares of unvested performance share awards were excluded from the computation of diluted loss per share for the third quarter and year-to-date periods of fiscal 2006 and 2005, respectively.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the three and nine month periods ended October 28, 2006 and October 29, 2005 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net loss, as reported	$(11,730)	$(2,660)	$(27,774)	$(1,280)
Other comprehensive income (loss), net of related tax effect - cash flow hedge	(299)	581	(77)	878

Comprehensive loss	$(12,029)	$(2,079)	$(27,851)	$(402)

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

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of October 28, 2006, the Company was in compliance with its loan covenant requirements, had outstanding borrowings of $90.0 million under its line of credit and had $16.5 million outstanding in letters of credit.

In April 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution facility adjacent to the Company’s existing facility in Stockton, CA. Accrued interest is paid monthly, and the outstanding principle balance is payable on October 27, 2007. The Credit Facility bears interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company must pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee is payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Credit Facility’s financial covenants are the same as those in the Agreement entered into in November 2004, as discussed above. As of October 28, 2006, the Company was in compliance with its loan covenant requirements and had outstanding borrowings of $17.5 million under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt in the Company’s consolidated balance sheet.

7. SALE-LEASEBACK TRANSACTIONS

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

The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of October 28, 2006, the balance of the financing obligation was $ 29.8 million and was included on the Company’s consolidated balance sheet as long-term debt.

The Company used a portion of the proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

On October 26, 2006, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Inland related to its Virginia distribution center property. Pursuant to the Purchase Agreement, the Company intends to sell its Virginia distribution center property to Inland for net proceeds of $52.3 million. The property being sold consists of approximately 84 acres and includes a distribution facility of approximately 1,000,000 square feet. Provided that all of the conditions set forth in the Purchase Agreement are met, the closing date will be no later than December 15, 2006. On the closing date of the Purchase Agreement, the Company will simultaneously enter into a lease agreement with Inland to lease the property back.

The Company will account for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company will also record a financing obligation in the amount of approximately $52.3 million, which will be amortized over the term of the lease. Monthly lease payments will be accounted for as principal and interest payments on the recorded obligation.

The Company will use a portion of the proceeds from the sale of the property of approximately $52.3 million to retire approximately $34.0 million of long-term debt related to the Company’s purchase and expansion of the property, and the remaining proceeds will be used for other business purposes.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. In November 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares. The Company repurchased 425,500 shares under the program in fiscal 2004 and repurchased no shares in fiscal 2005 or year-to-date in fiscal 2006. As of October 28, 2006, there were 1,074,500 shares available for repurchase under the program. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months and nine months ended October 28, 2006.

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

In the third quarter of fiscal 2006, net sales increased 7.3% to $215.4 million from $200.7 million last year. Comparable store sales for the quarter decreased 1.3% compared to a 4.7% decrease last year. Year-to-date, net sales were $643.6 million, a 6.7% increase from $603.5 million for the same period last year, with same store sales decreasing 2.9% compared to a 2.8% decrease in the prior year.

Net loss for the third quarter of fiscal 2006 was $11.7 million, or $0.53 per diluted share, versus a net loss of $2.7 million, or $0.12 per diluted share, for the third quarter of fiscal 2005. The loss was primarily due to a decrease in same stores sales, a shift in the timing of advertising spending, and a decrease in merchandise margin due to a shift in sales mix to consumables products. The net loss also included a non-cash share-based compensation charge of approximately $0.03 per diluted share related to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). The year-to-date net loss was $27.8 million, or $1.26 per diluted share, compared with a net loss of $1.3 million, or $0.06 per diluted share, last year.

In the third quarter of fiscal 2006, the Company opened 11 new stores to end the quarter with 283 stores in 34 states. The new store openings, when combined with the closing of four stores, are expected to result in 287 locations at the end of the fiscal year.

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended October 28, 2006 as compared to the three months and nine months ended October 29, 2005.

Net Sales Net sales primarily consist of sales from comparable stores and non-comparable stores. Net sales increased $14.7 million, or 7.3%, to $215.4 million in the third quarter of fiscal 2006 from $200.7 million in the third quarter of fiscal 2005. Year-to-date, net sales were $643.6 million compared to $603.5 million for the same period last year, an increase of $40.2 million, or 6.7%. The increase in net sales for the quarter and year-to-date was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Non-comparable store sales increased $17.3 million for the third quarter and $57.6 million year-to-date. Comparable store sales decreased 1.3%, or $2.6 million, in the third quarter of fiscal 2006, compared to a decrease of 4.7%, or $8.8 million, in the third quarter of fiscal 2005. Year-to-date comparable store sales decreased 2.9% compared to a 2.8% decrease for the same period last year. Comparable store sales decreased during the quarter and year-to-date as a result of decreased customer traffic and an average transaction size that was lower for the quarter and year-to-date. The average transaction size was impacted by a shift in sales mix to consumables. As of October 28, 2006, the calculation of comparable store sales included a base of 248 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. As of October 28, 2006, the Company operated 283 stores, compared to 258 stores as of October 29, 2005.

The Company classifies its sales into the home furnishings and consumables product lines. In the third quarter, home furnishings accounted for 63% of total sales versus 65% last year and consumables accounted for 37% of total sales versus 35% last year. Year-to-date, home furnishings accounted for 64% of total sales versus 65% last year and consumables accounted for 36% of total sales versus 35% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facilities costs, increased $15.3 million, or 11.4%, to $149.2 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Year-to-date cost of sales and occupancy increased $54.8 million, or 13.7%, to $455.6 million compared to the same period in fiscal 2005. As a percentage of net sales, third quarter cost of sales and occupancy was 69.3% compared to 66.7% for the third quarter of fiscal 2005 and 70.8% compared to 66.4% year-to-date. Cost of sales as a percentage of net sales increased 180 basis points over last year for the third quarter and 350 basis points year-to-date. The increase in cost of sales as a percentage of net sales for the quarter was primarily the result of a higher percentage of consumables sales and poor performance in certain categories of home furnishings. The year-to-date increase was primarily attributable to significant markdowns the Company recorded in the second quarter to clear discontinued merchandise and additional markdowns taken on primarily seasonal merchandise. To a lesser extent, lower initial markups and a shift in sales mix to consumable products also contributed to the increase in cost of sales as a percentage of net sales. Occupancy costs as a percentage of net sales increased 80 basis points over last year for the third quarter and 90 basis points year-to-date primarily as a result of higher expenses associated with new stores and the de-leveraging of occupancy costs due to the decrease in comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $13.3 million, or 19.9%, to $80.0 million in the third quarter of fiscal 2006 compared to $66.7 million in the third quarter of fiscal 2005. As a percentage of net sales, SG&A expenses for the third quarter of fiscal 2006 were 37.1% compared to 33.2% for the third quarter of fiscal 2005. The increase in SG&A expenses as a percentage of net sales was primarily due to an increase in advertising costs of 260 basis points due to a shift in the timing of advertising spending to the third quarter of fiscal 2006 versus the fourth quarter in fiscal 2005 and decreased leverage on sales, an increase in other SG&A expenses of 90 basis points due to incremental e-commerce overhead and stock-based compensation, and an increase in store payroll of 40 basis points primarily due to decreased leverage on sales and higher store labor costs. The third quarter of fiscal 2006 included $1.0 million related to the expensing of share-based compensation due to the adoption of SFAS 123(R) at the beginning of fiscal 2006. Year-to-date, SG&A expenses increased $28.2 million, or 14.5%, to $223.2 compared to $195.0 million for the same period last year. Year-to-date, SG&A expenses as a percentage of net sales were 34.7% compared to 32.3% for the same period last year. The year-to-date increase in SG&A expenses as a percentage of net sales was primarily due to a shift in the timing of advertising spending, higher store payroll, the expensing of share-based compensation due to the adoption of SFAS 123(R), and decreased leverage on sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $2.6 million in the third quarter of fiscal 2006 compared to $2.7 million in the third quarter of fiscal 2005. The Company opened 11 new stores in the third quarter of fiscal 2006, the same as third quarter of fiscal 2005. Year-to-date store preopening expenses were $4.9 million compared to $6.1 million for the same period last year, with 20 stores opened year-to-date compared to 26 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.4 million for the third quarter of fiscal 2006 compared to $1.7 million for the third quarter of fiscal 2005. Year-to-date, net interest expense was $5.0 million compared to $3.8 million for the same period last year. The increase in net interest expense for the quarter and year-to-date was primarily due to additional long-term debt related to the Stockton distribution center and higher seasonal borrowings under the Company’s revolving line of credit.

Income Taxes The Company’s effective tax rate was 37.8% in the third quarter of fiscal 2006 compared to 39.0% in the third quarter of fiscal 2005. The lower effective tax rate is due to the Company’s lower estimated financial results for the year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at October 28, 2006 was $3.4 million compared to $3.8 million at October 29, 2005. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

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

The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of October 28, 2006, the balance of the financing obligation was $ 29.8 million and was included on the Company’s consolidated balance sheet as long-term debt.

The Company used a portion of the proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

On October 26, 2006, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Inland related to its Virginia distribution center property. Pursuant to the Purchase Agreement, the Company intends to sell its Virginia distribution center property to Inland for net proceeds of $52.3 million. The property being sold consists of approximately 84 acres and includes a distribution facility of approximately 1,000,000 square feet. Provided that all of the conditions set forth in the Purchase Agreement are met, the closing date will be no later than December 15, 2006. On the closing date of the Purchase Agreement, the Company will simultaneously enter into a lease agreement with Inland to lease the property back.

The Company will account for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company will also record a financing obligation in the amount of approximately $52.3 million, which will be amortized over the term of the lease. Monthly lease payments will be accounted for as principal and interest payments on the recorded obligation.

The Company will use a portion of the proceeds from the sale of the property of $52.3 million to retire approximately $34.0 million of long-term debt related to the Company’s purchase and expansion of the property, and the remaining proceeds will be used for other business purposes.

Cash Flows from Operating Activities Net cash used in operating activities totaled $105.8 million year-to-date compared to $59.9 million for the same period last year, an increase of $45.9 million. The increase in net cash used in operations was primarily due to the Company’s year-to-date net loss of $27.8 million versus a net loss of $1.3 million for the same period last year, the resulting higher income tax receivable, and an increase in merchandise inventories partially offset by an increase in the growth of accounts payable compared to the same period last year.

Cash Flows from Investing Activities Net cash used in investing activities totaled $46.4 million year-to-date compared to net cash used of $54.4 million for the same period last year. Net cash used in investing activities decreased primarily because the Company spent $18.1 million year-to-date on the expansion of the Stockton distribution facility versus $31.0 million spent on the purchase and renovation of the distribution facility for the same period last year, and opened 20 stores year-to-date versus 26 stores opened during the same period last year.

The Company estimates that fiscal 2006 capital expenditures will approximate $73.2 million; including approximately $13.3 million for new stores, $40.3 million to expand the distribution center in Stockton, CA, $8.0 million for management information systems and distribution center projects, and $11.6 million allocated to investments in existing stores and various other corporate projects.

Cash Flows from Financing Activities Net cash provided by financing activities was $115.2 million year-to-date compared to $75.1 million for the same period last year. The increase was primarily due to higher net borrowings under the Company’s revolving line of credit of $90.0 million year-to-date versus $54.5 million for the same period last year. The Company had net proceeds from long-term debt of $47.3 million year-to-date versus proceeds from long-term debt of $20.0 million for the same period last year. The $47.3 million in net proceeds from long-term debt is comprised of $29.8 million from the sale-leaseback of the Stockton distribution facility and $17.5 million from a new Credit Facility that is being used to finance the expansion of the Stockton, CA distribution facility. The Company used a portion of the net proceeds from the sale of the Stockton distribution facility of $29.8 million to retire $18.2 million of long-term debt. The Company received $59,000 year-to-date from the issuance of common stock in connection with the exercise of employee stock options versus $4.4 million received for the same period last year.

Revolving Line of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of October 28, 2006, the Company was in compliance with its loan covenant requirements, had outstanding borrowings of $90.0 million under its line of credit and had $16.5 million outstanding in letters of credit.

In April 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution facility adjacent to the Company’s existing facility in Stockton, CA. Accrued interest is paid monthly, and the outstanding principle balance is payable on October 27, 2007. The Credit Facility bears interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company must pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee is payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Credit Facility’s financial covenants are the same as those in the Agreement entered into in November 2004, as discussed above. As of October 28, 2006, the Company was in compliance with its loan covenant requirements and had outstanding borrowings of $17.5 million under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt in the Company’s consolidated balance sheet.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and we expect will continue to contribute, a large percentage of our net sales and much of our net income for the entire fiscal year. Any factors that have a negative effect on our business during the Holiday selling season in any year, including unfavorable economic conditions, would materially and adversely affect our financial condition and results of operations. We generally experience lower sales and earnings during the first three quarters and, as is typical in the retail industry, and may incur losses in these quarters. The results of our operations for these interim periods are not necessarily indicative of the results for our full fiscal year.

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

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. To ensure a meaningful comparison, we measure comparable store sales on a 52-week basis. For the nine months ended October 28, 2006, comparable store sales decreased by 2.9% compared to a decrease of 2.8% for the same period last year. Various factors affect comparable store sales, including:

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

Our success will continue to depend on our key management personnel. The loss of the services of one or more of these executives could harm our business and operating results. We do not maintain any key man life insurance policies. In the recent past, we have had significant changes in our management, including our Chief Executive Officer, our Chief Financial

Officer, and our head merchandising officer. Moreover, we have recently added a Senior Vice President, Marketing, and a Senior Vice President, Supply Chain.

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

We have significant purchase obligations with suppliers outside of the United States. For the nine months ended October 28, 2006, approximately 6.9% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

Provisions in our charter documents as well as our stockholders’ rights plan could prevent or delay a change in control of our company and may reduce the market price of our common stock.

Certain provisions of our articles of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions allow us to issue preferred stock without any vote or further action by the shareholders. In addition, the right to cumulate votes in the election of directors has been eliminated. These provisions may make it more difficult for shareholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, our board of directors has adopted a preferred share purchase rights agreement. Pursuant to the rights agreement, our board of directors declared a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. These rights could have the effect of delaying, deferring or preventing a change of control of our company, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser.

10.2	Second Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Jane Baughman.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: December 7, 2006	By:	/s/ THOMAS D. WILLARDSON
Thomas D. Willardson Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser.

10.2	Second Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Jane Baughman.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.