Form 10-K
period 2007-02-03
COST PLUS INC/CA/
filed 2007-05-04
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Registrant’s telephone number, including area code(510) 893-7300

Name of Each Exchange on Which Registered:

The NASDAQ Stock Market LLC (NASDAQ Global Select)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value Preferred SharePurchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on July 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $298.5 million as reported for such date on the Nasdaq Global Select Market. As of April 24, 2007, 22,084,239 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held July 12, 2007 (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part hereof.

COST PLUS, INC.

2006 FORM 10-K

Some of the statements under the sections entitled “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements, which reflect Cost Plus, Inc.’s (the “Company”) current beliefs and estimates with respect to future events and the Company’s future financial performance, business, operations and competitive position. Forward looking statements may be identified by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. The forward-looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual results or performance to differ materially from those expressed in such forward-looking statements due to a number of factors including those set forth in Risk Factors in this Form 10-K and in documents which are incorporated by reference herein. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. You should not place undue reliance on our forward-looking statement, as they are not guarantees of future results, levels of activity or performance and represent the Company’s expectations only as of the date they are made. The Company does not undertake any obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products in the United States. As of February 3, 2007, the Company operated 287 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 34 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

Cost Plus World Market’s expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also enter mid-size markets that can support one or two stores that the Company believes can meet its profitability criteria. The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In the fiscal year ended February 3, 2007, the Company opened a total of 24 new stores, including 16 in the existing markets of the San Francisco Bay Area, San Diego, Sacramento, and Los Angeles, CA; Portland, OR; Seattle, WA; Dallas Ft. Worth and San Antonio, TX; Washington D.C.; Chicago, IL; Las Vegas, NV; Madison, WI; and eight in the new markets of Opelika, AL; Salem, OR; Chattanooga and Knoxville, TN; and Daytona Beach, Ft. Lauderdale, Melbourne, and Naples, FL. In addition to opening 24 new stores in fiscal 2006, the Company also closed four stores. In fiscal 2007, the Company intends to primarily focus on opening stores in existing states in order to reinforce its brand and to maximize the effectiveness of its advertising budget.

The Company’s website address is www.worldmarket.com. The Company has made available through its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. Cost Plus, Inc. was organized as a California corporation in November 1946.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise and shopping environment differentiates it from other retailers. Many of Cost Plus World Market’s products are proprietary or private label. “World Market” brand name or other brand names exclusive to the Company often incorporate the Company’s own designs, and have quality standards and specifications typically not available at department stores or other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins and stronger consumer values than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries and many of these goods are handcrafted by local artisans. The Company’s product offering is designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, bedding, lamps, window coverings, frames, and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products include an assortment of products organized around a variety of themes such as baking, food preparation, barbecue and international dining.

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

The Company classifies sales into the home furnishings and consumables product lines with sales as a percentage of total sales for the prior three fiscal years for these categories as follows:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Home Furnishings	61%	61%	62%
Consumables	39%	39%	38%

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

The average selling space of a Cost Plus World Market store is approximately 15,700 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center where four quadrant zones, with bulk displays highlighting sharply priced items, lead the customer into different product areas. The Company has a seasonal shop located in the heart of the store to feature seasonal products and themes, such as the Holiday shop, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. Approximately 3,000 square feet of back office and stock space are included in the total square footage, which averages about 18,700 square feet per store.

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

The Company believes that its customers usually visit a Cost Plus World Market store as a destination with a specific purchase in mind. The Company makes use of frequent receipts of products, seasonal themes and products, and consumable products to encourage frequent return visits by its customers. The Company also believes that once in the store, its customers often spend additional time shopping and browsing, which results in customers purchasing more items than they originally intended.

Pricing. Cost Plus World Market offers quality products at competitive prices. The Company complements its competitive everyday prices with selected product promotions and opportunistic buys, enabling the Company to pass on additional savings to the customer. The Company routinely shops a variety of retailers to ensure that its products are competitively priced.

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

Advertising

The Company’s marketing program is a multimedia strategy utilizing print, electronic and non traditional media, including weekly newspaper circulars, daily newspaper advertisements, direct mail, radio, e-mail correspondence and search functionality. Each medium is used to highlight product offerings and communicate promotional activity. In addition, the Company uses a series of advertising elements and store-based event activity to highlight grand openings of new stores. This activity is directed to be both specific to each store opening and to the general market in which the new store is located.

The Company offers selected products on its website at www.worldmarket.com, which provides customers with purchase options and product information for items sold in stores. The Company’s website is designed to leverage a multi-channel philosophy giving customers an additional touch point with its merchandise and marketing and to increase traffic at its stores.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers, one of which represented approximately 9% of total purchases in the fiscal year ended February 3, 2007. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing primarily controlled by the corporate buying office.

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

Competition

The markets served by Cost Plus World Market are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such retailers as Bed Bath & Beyond, Target, Linens n’ Things, Crate & Barrel,

Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. Most specialty retailers tend to have higher prices and a narrower assortment of products and department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers principally on the basis of price, assortment of products, brand name recognition, suitable retail locations and qualified management personnel.

Employees

As of February 3, 2007, the Company had 2,704 full-time and 4,037 part-time employees. Of these, 5,926 were employed in the Company’s stores and approximately 815 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 11 stores in Northern California are covered by a collective bargaining agreement, which expires on May 31, 2008. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Aaku,” “Asian Passage,” “Atacama with logo” and “Atacama” logo, “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crandall Brooks,” “Credo,” “Crossroads,” “Donaletta with logo,” “Electric Reindeer” and “Electric Reindeer” logo, “Marche du Monde with logo” and “Marche du Monde” logo, “Market Classics,” “Maui Morning,” “Mercado Del Mundo,” “Praline Perk,” “Seacliff” and “Seacliff” logo, “Soiree,” “Texas Turtle,” “Villa Vitale,” and “World Market” marks with the United States Patent and Trademark Office on the Principal register. In Canada, the Company has registered its “Cost Plus” mark and has applied to register its “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. In Mexico, the Company has registered its “Mercado Del Mundo” and “World Market” marks. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

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

We face significant competition in our industry.

The markets that we serve are very competitive. We compete against a diverse group of retailers ranging from specialty stores to department stores and discounters. Our product offerings compete with such retailers as Bed Bath & Beyond, Target, Linens n’ Things, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. We compete with these and other retailers for customers, suitable retail locations and qualified management personnel. Some of our competitors have greater resources, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, distribution, and marketing. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

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

Our quarterly operating results may also fluctuate based on such factors as:

•	delays in the flow of merchandise to our stores;

•	the number and timing of new store openings and related store pre-opening expenses;

•	the amount of sales contributed by new and existing stores;

•	the mix of products sold;

•	the timing and level of markdowns;

•	store closings or relocations;

•	competitive factors;

•	changes in fuel and other shipping costs;

•	general economic conditions;

•	labor market fluctuations;

•	the impact of terrorist activities;

•	our ability to acquire merchandise and manage inventory levels;

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	changes in accounting rules and regulations; and

•	unseasonable weather conditions.

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

We incur significant costs for the purchase of fuel in transporting goods from foreign ports and to our distribution centers and stores and for utility services in our stores, distribution centers and corporate offices. We continually negotiate pricing for certain transportation contracts and, in a period of rising fuel costs such as we have recently experienced, we expect that our vendors for these services will increase their rates to compensate for the higher energy costs. We may not be able to pass these increased costs on to our customers.

We must continue to increase sales from existing stores and open new stores to carry out our growth strategy.

Our ability to increase our sales and earnings depends in part on our ability to continue to open new stores and to operate these stores on a profitable basis. Our continued growth also depends on our ability to increase sales in our existing stores. We opened a net of 20 stores in fiscal 2006 and presently anticipate opening a net of 12 stores in fiscal 2007. In fiscal 2007, the Company plans to focus on opening stores in existing markets. When we open additional stores in existing markets it can result in lower sales from existing stores in that market. The success of our planned expansion will depend upon many factors, including the following:

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

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. Fiscal 2006 was 53 weeks; therefore, to ensure a meaningful comparison, comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis. In fiscal 2006, comparable store sales decreased by 3.3% from fiscal 2005. Various factors affect comparable store sales, including:

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

We import a significant amount of our merchandise from over 50 countries and numerous suppliers. We have no long-term contracts with our suppliers but instead rely on long-term relationships that we have established with many of these suppliers. Our future success will depend to a significant extent on our ability to maintain our relationships with our suppliers or to develop new ones. As an importer, our business is subject to the risks generally associated with doing business abroad such as the following:

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

Interruption of the supply chain and/or ability to obtain products from suppliers

The products we sell are procured from a wide variety of domestic and foreign suppliers and are distributed to our stores through distribution facilities in Stockton, California and Windsor, Virginia, as well as direct store delivery. Any significant interruption in our ability to source the products and the efficiency of distributing such products to our stores, including any interruption as a result of the construction of the new and expanded Stockton facility currently in progress, would harm our business and operating results.

We may not be able to forecast customer preferences accurately in our merchandise selections.

Our success depends in part on our ability to anticipate the tastes of our customers and to provide merchandise that appeals to their preferences. Our strategy requires our merchandising staff to introduce products from around the world that meet current customer preferences and that are affordable, distinctive in quality and design and that are not widely available from other retailers. Many of our products require long order lead times. In addition, a large percentage of our merchandise changes regularly. Our failure to anticipate, identify or react appropriately to changes in consumer trends could cause excess inventories and higher markdowns or a shortage of products and could harm our business and operating results.

We rely on various key management personnel to ensure our success and have had significant management changes in the past year.

Our success will continue to depend on our key management personnel. The loss of the services of one or more of these executive officers or other key employees could harm our business and operating results. We do not maintain any key man life insurance policies.

We have significant indebtedness

We have significant long-term debt and may incur substantial additional debt in the future. A significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenants, we would be in default and the lenders would have the right to accelerate full payment of the loans. In such event, we might not have sufficient cash resources to repay the lenders and we might not be able to refinance our debt on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in our business and competition; and to react in the event of an economic downturn.

Our common stock may be subject to substantial price and volume fluctuations.

The market price of our common stock is affected by factors such as fluctuations in our operating results, a downturn in the retail industry, changes in interest rates, changes in financial estimates by us or securities analysts and recommendations by securities analysts regarding our company, other retail companies or the retail industry in general, and general market and economic conditions. In addition, the stock market can experience price and volume fluctuations that are unrelated to the operating performance of particular companies.

Impact of natural disasters

The occurrence of one or more natural disasters, including earthquakes (particularly in California where our Stockton distribution center is located and approximately 30 percent of our sales were generated in fiscal 2006) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

Our business is subject to product recalls in the event of contamination, product tampering, mislabeling or damage to our products. We cannot assure you that product-liability claims will not be asserted against us or that we will not be obligated to recall our products in the future. A product-liability judgment against us or a product recall could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risks associated with fluctuations in the values of foreign currencies against the United States dollar.

We have significant purchase obligations with suppliers outside of the United States. During fiscal 2006, approximately 3.0% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

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

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal control is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses. For example, as of February 3, 2007, the Company did not maintain effective controls over inventory management, accounts payable, and inventory reserves. Management has determined that these control deficiencies constituted material weakness as of February 3, 2007. Consequently, management concluded that the Company’s internal control over financial reporting was not effective as of February 3, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Any failure to implement or maintain the improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal control to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of May 3, 2007, the Company operated 291 stores in 34 states. The average selling space of a Cost Plus World Market store was approximately 15,700 square feet. The total average square footage of a Cost Plus World Market store was approximately 18,700 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama..	5	Idaho..	2	Minnesota.	7	Oregon.	7
Arizona	10	Illinois	19	Mississippi	1	South Carolina	7
California	72	Indiana	2	Missouri	6	South Dakota	1
(Northern California	31)	Iowa	1	Montana	1	Tennessee	4
(Southern California	41)	Kansas	2	Nebraska	2	Texas	30
Colorado	8	Kentucky	2	Nevada	5	Utah	1
Delaware	1	Louisiana	6	New Mexico	3	Virginia	10
Florida	13	Maryland	3	North Carolina	12	Washington	11
Georgia	8	Michigan	12	Ohio	13	Wisconsin	4

The Company leases land and buildings for 286 stores (of which 13 are capital leases) and leases land and owns the buildings for six stores. The Company currently leases its executive headquarters in Oakland, CA pursuant to a lease that expires in October 2008.

The Company currently leases a distribution center of approximately 500,000 square feet in Stockton, CA (“Stockton DC”) on 55 acres of land. The Stockton DC is the Company’s primary furniture distribution facility for its stores in the western United States. The Company owned the property prior to leasing it. On April 7, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton DC to Inland for net proceeds of $29.8 million and then entered into a lease agreement with Inland to lease the property back. The initial term of the building lease expires April 30, 2026. The company has two options to renew for five year terms each and one option to renew for a term of four years. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet.

In fiscal 2006, the Company began construction of a 500,000 square foot general merchandise distribution facility adjacent to the aforementioned Stockton DC. The estimated completion date is June of 2007. The planned facility will replace an existing 520,000 square foot distribution facility leased in Stockton, CA pursuant to a lease that expires in December 2009, with an option to give 90 days notice to terminate the lease in December 2007.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Windsor, VA on 82 acres of land. The Company owned the property prior to leasing it. On December 21, 2006, Cost Plus, Inc. entered into a sale-leaseback transaction with Inland. In connection with the transaction, the Company sold its Windsor, VA distribution center property to Inland for net proceeds of $52.3 million and then entered into a lease agreement with Inland to lease the property back. The initial term of the lease expires December 31, 2026. The Company has the option to renew for four consecutive terms of five years each. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Barry J. Feld	50	Chief Executive Officer, President and Director
Michael J. Allen	52	Executive Vice President, Store Operations
Joan S. Fujii	60	Executive Vice President, Human Resources
Thomas D. Willardson	56	Executive Vice President and Chief Financial Officer
Jane L. Baughman	40	Senior Vice President, Financial Operations
Gail H. Fuller	55	Senior Vice President, Brand Management
Rayford K. Whitley	43	Senior Vice President, Supply Chain
George K. Whitney	53	Senior Vice President, Merchandising

Mr. Feld joined the Company in October 2005 as Chief Executive Officer and President. Mr. Feld has served as a Director of the Company since February 2001. Prior to joining the Company, Mr. Feld was President, Chief Executive Officer and Chairman of the Board of Directors of Portrait Corporation of America, Inc., from August 1999 to October 2005. Portrait Corporation of America, Inc. is an operator of portrait studios and other specialty retail products focused on serving the discount retail market and the sole portrait photography provider to Wal-Mart Stores, Inc. From November 1998 to June 1999, Mr. Feld was President, Chief Operating Officer and member of the Board of Directors of Vista Eyecare, Inc., a specialty eyecare retailer. Mr. Feld joined Vista Eyecare as a result of its acquisition of New West Eyeworks, Inc., where he had been serving as President and as a Director since May 1991 and as Chief Executive Officer and a Director since February 1994. From 1987 to May 1991, Mr. Feld was with Frame-n-Lens Optical, Inc., where he served as its president prior to joining New West Eyeworks.

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

Ms. Baughman joined the company in February 1996 as Manager of Merchandise Planning. She was promoted to Director of Financial Planning in June 1999 and then to Vice President of Financial Planning, Treasurer and Corporate Secretary in August 2001. In October 2006, she was promoted to Senior Vice President of Financial Operations. Prior to joining the Company, Ms. Baughman served in various financial positions for The Nature Company and The Gap, Inc., and in investment banking as a financial analyst for Dillon Read, Inc.

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

Mr. Whitley joined the Company in November 2005 as Senior Vice President, Supply Chain. He is responsible for global logistics and the distribution network, as well as for the merchandise planning & allocation and business intelligence teams. Prior to joining Cost Plus World Market, Mr. Whitley served from August 2001 to October 2005 in a variety of roles at Williams-Sonoma, Inc. culminating in the position of Vice President, Supply Chain Optimization & Store Operations. From August 1998 to August 2001, Mr. Whitley worked for The Gap, Inc. as Director, Supply Chain Strategy. Prior to joining The Gap, Inc., Mr. Whitley was a management consultant with Coopers & Lybrand, LLP in their Retail Strategy Practice. Prior to Coopers & Lybrand. LLP, Mr. Whitley was a management consultant in the West Coast Supply Chain Practice of Ernst & Young, LLP.

Mr. Whitney joined the Company in December 2006 as Senior Vice President of Merchandising, bringing 29 years of retail and wholesale merchandising, as well as product development experience. He held a number of senior level buying and store merchandising positions with Macy’s West, including Vice President, District Merchandising Manager for The Cellar (housewares and food) from 1990 to 1995. After 17 years at Macy’s, Mr. Whitney went on to a variety of entrepreneurial retail and wholesale ventures, including Vice President of Merchandising for the Discovery Channel retail venture. From 1999 to 2002 Mr. Whitney held the position of Vice President, GMM for Home Style with the television retailer, QVC, Inc. During 2002 Mr. Whitney relocated to Hong Kong, where he was the founder and Managing Director of a product development trading company subsidiary for Thomas Pacconi Classics International Ltd., a major home products supplier. Upon returning to the U.S. during 2004, he served as Vice President for Replication Services for CAV Distributing Corp., a privately held DVD manufacturer, licensor and distributor.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently traded on the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol “CPWM.” The following table sets forth the high and low closing sales prices, for the periods indicated, as reported by the Nasdaq National Market.

Fiscal Year Ended February 3, 2007

	Price Range
	High	Low
First Quarter	$20.18	$16.21
Second Quarter	17.38	13.26
Third Quarter	13.51	9.36
Fourth Quarter	14.18	9.64

Fiscal Year Ended January 28, 2006

	Price Range
	High	Low
First Quarter	$28.92	$23.19
Second Quarter	26.02	21.30
Third Quarter	23.73	14.32
Fourth Quarter	20.04	15.36

As of March 21, 2007, the Company had 44 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 7,600 shareholders in total as of the same date.

Dividend Policy

To date, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares in fiscal 2004 under the program. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase under the program. There were no shares repurchased under the program during fiscal 2006 or fiscal 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from our proxy statement to be filed for our 2007 Annual Meeting of Shareholders. See Item 12 of this Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq National Market—U.S. Index and the Nasdaq CRSP Retail Group Index from February 2, 2002 through the fiscal year ended February 3, 2007. In preparing the graph it was assumed that: (i) $100 was invested on February 2, 2002 in our common stock at $27.00 per share (adjusted for stock splits), the Nasdaq National Market—U.S. Index and the Nasdaq CRSP Retail Group Index; and (ii) all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this proxy statement, in whole or in part, the following performance graph shall neither be incorporated by reference into any such filings; nor be incorporated by reference into any future filings.

*	$100 invested on 1/31/02 in stock or index-including reinvestment of dividends

Fiscal year ending February 3, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(In thousands, except per share and selected operating data)	Fiscal Year[1]
	2006	2005	2004	2003	2002
		(As Restated 4)	(As Restated4)
Statement of Operations Data:
Net sales	$1,040,309	$970,441	$908,560	$801,566	$692,301
Cost of sales and occupancy	739,257	649,041	601,732	520,109	449,185

Gross profit	301,052	321,400	306,828	281,457	243,116
Selling, general and administrative expenses	318,477	281,719	251,223	220,288	192,990
Store preopening expenses	5,650	8,186	7,552	6,845	6,586
Impairment of goodwill	4,178	—	—	—	—

Income (loss) from operations	(27,253)	31,495	48,053	54,324	43,540
Net interest expense	7,126	5,143	2,983	3,285	3,452

Income (loss) before income taxes	(34,379)	26,352	45,070	51,039	40,088
Income tax (benefit) expense	(11,843)	9,763	16,891	18,352	12,134

Net income (loss)	$(22,536)	$16,589	$28,179	$32,687	$27,954

Net income (loss) per share—basic	$(1.02)	$0.75	$1.29	$1.51	$1.29
Net income (loss) per share—diluted	$(1.02)	$0.75	$1.26	$1.46	$1.26
Weighted average shares Outstanding—basic	22,068	22,004	21,840	21,624	21,696
Weighted average shares outstanding—diluted	22,068	22,100	22,323	22,349	22,158

Selected Operating Data:

Percent of net sales:
Gross profit	28.9%	33.1%	33.8%	35.1%	35.1%
Selling, general and administrative expenses	30.6%	29.0%	27.7%	27.5%	27.9%
Income (loss) from operations	(2.6)%	3.2%	5.3%	6.7%	6.3%
Number of stores:
Opened during period	24	35	34	31	26
Closed during period	4	5	1	2	1
Open at end of period	287	267	237	204	175
Average sales per selling square foot[2]	$237	$247	$260	$267	$266
Comparable store sales increase (decrease)[3]	(3.3)%	(2.6)%	0.9%	2.7%	5.6%

Balance Sheet Data (at period end):
Working capital	$198,749	$188,463	$193,406	$183,644	$141,229
Total assets	569,546	529,571	492,203	433,041	384,563
Long-term debt and capital lease obligations, less current portion	121,567	62,319	50,591	36,167	37,972
Total shareholders’ equity	291,459	310,395	287,481	262,718	221,870
Current ratio	2.73	2.60	2.62	2.77	2.42
Debt to equity ratio	42.4%	22.3%	18.9%	14.5%	17.9%

1.	The Company’s fiscal year end is the Saturday closest to the end of January. Fiscal 2006 was 53 weeks and ended on February 3, 2007. All other fiscal years presented consisted of 52 weeks.
2.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
3.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. Comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis.
4.	See Note 2 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K. The fiscal year ended February 3, 2007 (fiscal 2006) included 53 weeks, fiscal year ended January 28, 2006 (fiscal 2005) included 52 weeks, and the fiscal year ended January 29, 2005 (fiscal 2004). The discussion and analysis gives effect to the restatement of the consolidated financial statements discussed in Note 2 to the consolidated financial statements.

Overview

Cost Plus, Inc is a leading specialty retailer of casual home furnishings and entertaining products. As of February 3, 2007, the Company operated 287 stores in 34 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

Fiscal 2006 was a challenging year for the Company. While the Company achieved $1 billion in net sales for the first time, it also had its first net loss for a fiscal year since going public in 1996. In fiscal 2006, net sales increased 7.2% to $1.04 billion from $970.4 million in fiscal 2005 while comparable store sales for the year decreased 3.3% compared to a 2.6% decrease last year.

Net loss in fiscal 2006 was $22.5 million, or $1.02 per diluted share versus net income in fiscal 2005 of $16.6 million or $0.75 per diluted share. Fiscal 2006 results included $0.17 per diluted share for a markdown charge taken in the second quarter to clear discontinued merchandise, and also included significant additional markdowns related to promotional activities to clear seasonal merchandise in the second half of the year. The net loss also includes a non-cash impairment charge of $4.2 million for the write-down of intangible assets related to goodwill and $3.2 million from the recording of share-based compensation due to the adoption of FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) at the beginning of fiscal 2006.

In fiscal 2006, the Company continued to experience a declining same store sales trend. In order to reverse this trend and improve its financial performance the Company has focused on the following key initiatives: 1) improving customer traffic in stores by developing marketing and media plans that are tailored by market; 2) integrating the merchandising and marketing efforts to drive sales and maximize the return on marketing expenditures while increasing brand awareness; 3) redefining the Company’s pricing and promotion strategy to emphasize the Company’s value proposition; 4) optimizing inventory to ensure the right merchandise is in stores at the right time; and 5) focusing efforts on improving performance in markets and stores that are underperforming.

The Company has taken actions which it believes will lead to the successful implementation of its key initiatives. While some of these actions, such as taking significant markdowns on selected merchandise and increasing spending on advertising, have had a negative effect on the Company’s profitability in the short run, the Company believes its actions are necessary for future success.

The Company opened 24 new stores and closed four during fiscal 2006 to end the year with 287 stores. Although the Company still believes there is ample room for more than 600 stores in the United States it has slowed new store growth to 16 new stores and plans to close four stores in fiscal 2007 in order to focus on the initiatives previously mentioned.

Restatement

In preparing the Company’s fiscal 2006 consolidated financial statements, the Company discovered errors in the way it had accounted for inventory and the related balances in accounts payable and cost of sales. The errors resulted in the understatement of cost of goods sold for fiscal 2004 and 2005. As a result, the Company has restated the accompanying consolidated financial statements for the fiscal years ended January 28, 2006 and January 29, 2005. The effect of the restatement for fiscal 2004 of $2.0 million is also reflected as a reduction of the Company’s previously reported retained earnings balance of $132.2 million at January 29, 2005. The restatement did not impact the Company’s previously reported net cash flows, revenues or comparable store sales, or its compliance with revolving line of credit covenants. See Note 2 to the consolidated financial statements for more information.

Fiscal 2006 (53 weeks) Compared to Fiscal 2005 (52 weeks)

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales increased $69.9 million, or 7.2%, to $1.04 billion in 2006 from $970.4 million in 2005. The increase in net sales was attributable to an increase in new store sales store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 3.3%, or $32.1 million, in 2006 compared to a decrease of 2.6%, or $22.4 million, in 2005. Comparable store sales decreased primarily as a result of decreased customer traffic and a decrease in average transaction size. The decrease in average transaction size was primarily due to heavy discounting and a focus on providing more value-oriented products. As of February 3, 2007, the calculation of comparable store sales included a base of 260 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. New store sales increased $102.0 million, primarily driven by new store openings. As of February 3, 2007, the Company operated 287 stores compared to 267 stores as of January 28, 2006. Consistent with the National Retail Federation reporting calendar fiscal 2006 was a fifty-three week year for the Company compared to a fifty-two week year in fiscal 2005.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales and consumables were 39% of sales in 2006 and 2005.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $90.2 million, or 13.9%, to $739.3 million in 2006 compared to $649.0 million in 2005. As a percentage of net sales, total cost of sales and occupancy increased 420 basis points to 71.1% in 2006 from 66.9% in 2005. The 420 basis point increase was due to an increase in cost of goods sold of 350 basis points and an increase in occupancy costs of 70 basis points. The increase in cost of sales as a percentage of net sales was primarily attributable to significant markdowns the Company recorded in the second quarter to clear discontinued merchandise and additional markdowns taken throughout the year on primarily seasonal merchandise. Higher distribution center costs and freight costs also contributed to the increase. The 70 basis point increase in occupancy costs was primarily due to decreased leverage on sales as a result of lower comparable store sales in 2006 and higher average occupancy costs for newer stores.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $36.8 million, or 13.0%, to $318.5 million in 2006 compared to $281.7 million in 2005. As a percentage of net sales, SG&A expenses for 2006 increased 160 basis points to 30.6% in 2006 from 29.0% in 2005. This was primarily due to an increase in payroll and benefits costs of 80 basis points and an increase in advertising expense of 30 basis points. The increase in store payroll and advertising as a percentage of net sales was primarily due to decreased leverage on sales as a result of lower comparable store sales in fiscal 2006. The increase also included 30 basis points from the recording of share-based compensation due to the adoption of SFAS 123(R), “Share-Based Payment,”at the beginning of fiscal 2006.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $5.7 million in 2006 compared to $8.2 million in 2005. The Company opened 24 stores in 2006 compared to 35 stores in 2005. Per store average preopening expense was flat compared to last year. Rent expense included in store preopening expenses was approximately $1.1 million in 2006 versus $1.6 million in 2005. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Impairment of Goodwill The Company recorded a $4.2 million non-cash charge as a result of the impairment to goodwill. Based upon its annual goodwill impairment test performed in the fourth quarter of 2006, the Company reduced all of the goodwill attributed to the acquisition of Cost Plus, Inc. by BC Investments, Inc. in November of 1987. The impairment has been included as a separate line item before “income from operations” in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $7.1 million in 2006 compared to $5.1 million in 2005. The increase in net interest expense was primarily due to additional long-term debt related to the sale-leaseback of the Stockton distribution center and higher average net borrowings under the Company’s revolving line of credit. Excluded from net interest expense was interest capitalized primarily related to distribution center projects totaling $729,000 and $434,000 for fiscal years 2006 and 2005, respectively.

Income Taxes The Company’s effective tax rate was a benefit of 34.4% in 2006 and a rate of 37.0% in 2005. The decrease in the tax rate was primarily due to the adoption of SFAS 123(R), “Share-Based Payment,” and an impairment write down of non-deductible goodwill. For fiscal 2007, the Company expects that the effective tax rate will be approximately 39.5%, including the benefit from employment and capital investment tax credits, and the detriment related to SFAS 123(R).

Fiscal 2005 Compared to Fiscal 2004

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales increased $61.9 million, or 6.8%, to $970.4 million in 2005 from $908.6 million in 2004. The increase in net sales was attributable to an increase in non-comparable store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 2.6%, or $22.4 million, in 2005 compared to an increase of 0.9%, or $7.1 million, in 2004. Comparable store sales decreased primarily as a result of decreased customer traffic partially offset by an increase in average transaction size. The increase in average transaction size per customer resulted primarily from strong net sales in products such as furniture that carry a higher average price. As of January 28, 2006, the calculation of comparable store sales included a base of 234 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $84.3 million, primarily driven by new store openings. As of January 28, 2006, the Company operated 267 stores compared to 237 stores as of January 29, 2005.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales in 2005 compared to 62% in 2004 and consumables were 39% of sales in 2005 compared to 38% in 2004.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $47.3 million, or 7.9%, to $649.0 million in 2005 compared to $601.7 million in 2004. As a percentage of sales, total cost of sales and occupancy increased 70 basis points to 66.9% in 2005, from 66.2% in 2004. The 70 basis point increase was due to an increase in occupancy costs from decreased leverage on sales as a result of lower comparable store sales in 2005 and higher average occupancy costs for newer stores. Cost of sales was flat compared to last year as a percentage of sales primarily due to stronger sales in certain higher margin categories and higher initial markups, offset by higher fuel costs, higher markdowns, and higher relative distribution center costs included in cost of sales as a result of lower inventory levels. The higher markdowns were largely related to promotional activities during the year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $30.5 million, or 12.1%, to $281.7 million in 2005 compared to $251.2 million in 2004. As a percentage of net sales, SG&A expenses for 2005 were 29.0% compared to 27.7% for 2004. The 130 basis point increase was primarily due to decreased leverage on sales as a result of lower comparable store sales. The increase in SG&A as a percentage of net sales also included $2.4 million of expense related to the departure of the Company’s CEO, $0.9 million in charges related to the closing of five stores, and start-up costs of $0.7 million related to the launch of the Company’s online store.

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

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $5.1 million in 2005 compared to $3.0 million in 2004. The increase in net interest expense for 2005 was due to additional long-term debt related to distribution center projects and higher average net borrowings under the Company’s revolving line of credit combined with higher interest rates. The increase was partially offset by lower interest on capital leases largely due to the termination of the Virginia distribution center capital lease, which was replaced with a lower interest rate loan used to purchase the facility.

Income Taxes The Company’s effective tax rate was 37.0% in 2005 and 37.5% in 2004. The decrease in the tax rate was primarily due to an increased benefit from employment and capital investment tax credits.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2006 was $12.7 million compared to $40.4 million at the end of fiscal 2005. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next 12 months.

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

In fiscal 2006, the Company began construction of a 500,000 square foot general merchandise distribution facility adjacent to the aforementioned facility. The planned facility will replace an existing 520,000 square foot distribution facility leased in Stockton, CA. The total estimated cost of construction including fixtures for the new facility will be approximately $48.8 million; $36.8 million spent in fiscal 2006 and $12.0 million expected to be spent in fiscal 2007. The higher relative cost of the expansion of the facility is primarily attributable to the cost of equipment and racking associated with a general merchandise facility versus a furniture facility as well as increases in cost of construction and materials. The estimated completion date is June of 2007 and the Company is financing the construction through debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland related to its Virginia distribution center property. In connection with the transaction, the Company sold its Virginia distribution center property to Inland for net proceeds of $52.3 million. The property sold consisted of approximately 84 acres including a distribution facility of approximately 1,000,000 square feet. The Company entered into a lease agreement with Inland to lease the property back. The Company used a portion of the proceeds from the sale of the property of approximately $52.3 million to retire $34.1 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used to fund operations. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which will be amortized over the 40 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases.

Cash Flows From Operating Activities Net cash used in operating activities totaled $19.4 million for fiscal 2006 versus net cash provided by operating activities of $44.2 million in fiscal 2005. The decrease in net cash provided by operations was primarily due to the net loss of $22.5 million in fiscal 2006 versus net income of $16.6 million in fiscal 2005. The decrease was also due to an increase in other assets related to an income tax receivable of $11.0 million due to the Company’s net loss for the year and higher inventory growth.

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

Cash Flows From Investing Activities Net cash used in investing activities totaled $63.8 million in fiscal 2006, a decrease of $2.1 million from fiscal 2005. In fiscal 2006, the Company’s capital expenditures were $67.5 million compared to $66.0 million in fiscal 2005. The Company spent $36.8 million in fiscal 2006 on the expansion of the Stockton distribution facility versus $33.0 million in fiscal 2005 on the purchase and renovation of the Stockton distribution facility. The Company received net proceeds from the sale of property and equipment of $3.7 million in fiscal 2006 compared to $0.1 million in fiscal 2005.

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

The Company estimates that fiscal 2007 capital expenditures will approximate $36.9 million; including approximately $6.7 million for new stores, $12.0 million to expand the distribution center in Stockton, CA, $7.7 million for management information systems and distribution center projects, and $10.5 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $55.5 million for fiscal 2006 compared to $19.2 million in fiscal 2005. The company incurred $82.1 million in long-term debt in fiscal 2006 related to the sale-leaseback of the Stockton and Virginia distribution centers versus $20.0 million of long-term debt in fiscal 2005 for the purchase of the Stockton distribution facility. In turn, the Company used a portion of the proceeds from the sale of its distribution centers to retire $52.3 million of existing long-term debt. During fiscal 2006, The Company began construction of a 500,000 square foot general merchandise distribution facility in Stockton, California that resulted in long-term debt of $30.5 million. In 2006, the Company received $207,000 from the issuance of common stock in connection with the exercise of employee stock options compared to $4.5 million in fiscal 2005.

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

Revolving lines of Credit In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears and bears interest, at the Company’s election, based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of February 3, 2007, the Company was in compliance with its loan covenant requirements, had no outstanding borrowings under its line of credit and had $13.8 million outstanding in letters of credit.

On April 28, 2006, Cost Plus, Inc. (the “Company”) entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution center adjacent to the Company’s existing facility in Stockton, California. The Credit Facility will be repaid in monthly payments of accrued interest, with the entire outstanding balance payable on October 27, 2007. The Credit Facility will bear interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the

Company will pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee will be payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Company is subject to a minimum consolidated tangible net worth and limitations on capital expenditures. Further, the Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to, among other things, grant liens, make investments, incur indebtedness, enter into mergers, dispose of assets, repurchase stock, change its business, enter into transactions with affiliates, and prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Credit Facility include, among other things, payment defaults, breaches of certain covenants, misrepresentations, cross-defaults with certain other indebtedness, bankruptcy events, judgments, certain ERISA events and changes of control. In the event of a default, the Credit Facility requires the Company to pay incremental interest at the rate of 2.0% and could result in the acceleration of the Company’s obligations under the Credit Facility and an obligation of any guarantor to pay the full amount of the Company’s obligations under the Credit Facility. As of February 3, 2007, the Company was in compliance with its loan covenant requirements and had $30.5 million in borrowings outstanding under its line of credit.

As previously mentioned, the maturity date on the Credit Facility is October 27, 2007. The Company classified the $30.5 million of borrowings outstanding under the Credit Facility as long-term debt in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” The Company has an existing agreement with Inland that specifies Inland will make a payment to the Company equal to the total cost of construction of the additional distribution facility in Stockton, CA upon completion of the construction, which is expected to be on or around July 2007. At this time, the Company plans to pay down the existing $30.5 million of borrowings and will enter into continued financing with Inland whereby the future lease payments that are owed under the current lease agreement for the existing Stockton distribution center will increase accordingly. The future lease payments will be determined by multiplying the cost of construction times an interest rate equal to the 10-year treasure rate plus 2.0% and an average lender’s spread.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of February 3, 2007:

Contractual Obligations (in millions)	Less than 1 year	1-3 years	3-5 Years	After 5 Years	Total Amount Committed
Operating leases	$84.0	$243.8	$127.7	$159.0	$614.5
Capital leases (principal and interest)	2.6	6.2	2.8	9.7	21.3
Long-term debt	0.5	2.7	1.9	107.1	112.2
Merchandise letters of credit	6.5	—	—	—	6.5
Standby letters of credit	7.3	—	—	—	7.3
Purchase obligations[1]	121.2	—	—	—	121.2
Severance payments[2]	0.2	—	—	—	0.2
Interest[3]	5.8	22.9	15.6	209.1	253.4

Total	$228.1	$275.6	$148.0	$484.9	$1,136.6

1.	As of February 3, 2007, the Company had approximately $121.2 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
2.	Payable to the Company’s former CEO, Controller, and EVP of Merchandising. See Exhibits 10.13, 10.22 and 10.17 to this Form 10-K.
3.	Represents interest expected to be paid on our financing obligations under sale-leaseback and the line of credit related to the distribution center construction.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending February 3, 2007. The adoption of SAB No. 108 did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specific election dates. This statement does not require any new fair value measurements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

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

(In thousands, except per share data and number of stores)	Fiscal Quarters Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007¹
	(As Restated)	(As Restated)	(As Restated)
Net sales	$212,964	$215,275	$215,405	$396,665
Gross profit	65,382	53,669	65,320	116,681
Net income (loss)	(3,537)	(14,205)	(12,244)	7,450
Net income (loss) per weighted average share
Basic	$(0.16)	$(0.64)	$(0.55)	$0.34
Diluted	$(0.16)	$(0.64)	$(0.55)	$0.34
Number of stores open at end of period	272	274	283	287

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006¹
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$200,023	$202,766	$200,679	$366,973
Gross profit	63,030	69,664	69,263	119,443
Net income (loss)	(2,370)	1,787	(1,130)	18,302
Net income (loss) per weighted average share
Basic	$(0.11)	$0.08	$(0.05)	$0.83
Diluted	$(0.11)	$0.08	$(0.05)	$0.83
Number of stores open at end of period	238	246	258	267

1.	The three months ended February 3, 2007 was a fourteen-week period as compared to the three months ended January 28, 2006 which was a thirteen-week period.

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

Critical Accounting Policies and Estimates

Cost Plus, Inc.’s and its subsidiaries’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates and assumptions include, but are not limited to, inventory values, fixed asset lives, intangible asset values, deferred income taxes, self-insurance reserves and the impact of contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The Company has also chosen certain accounting policies when options are available, including the retail inventory method of accounting for inventories and, prior to fiscal 2006, the intrinsic value method to account for common stock options. These accounting policies are applied consistently for all years presented except for the adoption of SFAS 123R as of January 29, 2006. Operating results would be affected if other alternatives were used. Information about the impact on operating results by using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as it relates to fiscal 2005, is included in Note 1 to the consolidated financial statements.

Although not all inclusive, the Company believes that the following represent the more critical estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.4 million at the end of fiscal 2006 and $0.3 million at the end of fiscal 2005 and 2004.

Inventory Inventories are stated at the lower of cost or market with cost determined under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins is calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. The Company’s use of the RIM results in valuing inventories at lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as gross margin. The Company’s RIM utilizes multiple departments in which fairly homogeneous classes of merchandise inventories having similar gross margins are grouped. Management believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. Inventory costs also include certain buying and distribution costs related to the procurement, processing and transportation of merchandise.

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

To the extent that estimates of probable settlements change or final tax outcomes are different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings, changes in the deferred tax valuation allowance or changes in the expected outcome of audits. The Company does not currently have a valuation allowance for its deferred tax assets.

The Company performs an impairment test of goodwill annually or earlier if conditions indicate an earlier review is necessary. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. During the fourth quarter of fiscal 2006, the Company performed its annual impairment test of goodwill using a market value approach and concluded that its goodwill was impaired. Accordingly, the Company recognized a non-cash impairment charge of $4.2 million in fiscal 2006 to write down all of the goodwill on its consolidated balance sheet. The Company’s goodwill of $4.2 million represented the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from the acquisition of Cost Plus, Inc by BC Investments, Inc. in November 1987.

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

Interest Rate Risk The interest payable on the Company’s bank lines of credit are based on variable interest rates and therefore are affected by changes in market interest rates. In addition, the Company has fixed and variable income investments classified as cash and cash equivalents which are also affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 75 basis points (a 10% change from the Company’s borrowing rate as of February 3, 2007), the Company’s results of operations and cash flows would not be materially affected.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” on January 29, 2006.

As discussed in Note 2 to the consolidated financial statements, the accompanying fiscal 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 4, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

May 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting , that Cost Plus, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: i) reconciliation of the inventory sub-ledgers to the general ledger to ensure data integrity and identify potential errors in inventory; ii) reconciliation of accounts payable sub-ledger to the general ledger to properly record received but not invoiced inventory and invoiced but not received inventory; iii) review of vendor returns and receiving adjustments to ensure accurate reflection in the inventory and accounts payable balances; iv) timely and accurate processing of inventory received but not invoiced; v) consistent treatment and recording of reserve estimates and vi) the proper investigation and resolution of reconciling items on a timely basis. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended February 3, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended February 3, 2007, of the Company and our report dated May 4, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of a new accounting standard.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

May 4, 2007

Consolidated Balance Sheets

(In thousands, except share amounts)	February 3, 2007	January 28, 2006
		(As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,697	$40,382
Merchandise inventories, net	264,056	250,411
Other current assets	36,722	15,294

Total current assets	313,475	306,087
Property and equipment, net	232,459	203,873
Goodwill, net	—	4,178
Other assets, net	23,612	15,433

Total assets	$569,546	$529,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,925	$64,367
Income taxes payable	—	6,908
Accrued compensation	10,922	13,084
Current portion of long-term debt	541	5,267
Other current liabilities	33,338	27,998

Total current liabilities	114,726	117,624
Capital lease obligations	9,911	12,268
Long-term debt	111,656	50,051
Other long-term obligations	41,794	39,233
Commitments and contingencies (See Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,084,239 and 22,060,788 shares	220	220
Additional paid-in capital	167,019	163,571
Retained earnings	124,220	146,756
Accumulated other comprehensive loss	—	(152)

Total shareholders’ equity	291,459	310,395

Total liabilities and shareholders’ equity	$569,546	$529,571

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated, see Note 2)	(As Restated, see Note 2)
Net sales	$1,040,309	$970,441	$908,560
Cost of sales and occupancy	739,257	649,041	601,732

Gross profit	301,052	321,400	306,828
Selling, general and administrative expenses	318,477	281,719	251,223
Store preopening expenses	5,650	8,186	7,552
Impairment of goodwill	4,178	—	—

Income (loss) from operations	(27,253)	31,495	48,053
Net interest expense	7,126	5,143	2,983

Income (loss) before income taxes	(34,379)	26,352	45,070
Income tax provision (benefit)	(11,843)	9,763	16,891

Net income (loss)	$(22,536)	$16,589	$28,179

Net income (loss) per weighted average share
Basic	$(1.02)	$0.75	$1.29
Diluted	$(1.02)	$0.75	$1.26

Weighted average common and common equivalent shares outstanding
Basic	22,068	22,004	21,840
Diluted	22,068	22,100	22,323

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
				(As Restated, see Note 2)		(As Restated, see Note 2)	(As Restated, see Note 2)
Balance at January 31, 2004	21,822,781	$218	$148,263	$114,237	$—	$262,718
Common stock issued under Employee Stock Purchase Plan	14,881	—	468			468
Exercise of common stock options	420,397	4	9,575			9,579
Repurchase of common stock	(425,500)	(4)	(2,620)	(12,249)		(14,873)
Tax effect of disqualifying common stock dispositions			2,497			2,497
Net income (As Restated, see Note 2)				28,179		28,179	$28,179
Other comprehensive loss, net of related tax effect					(1,087)	(1,087)	(1,087)

Balance at January 29, 2005 (As Restated, see Note 2)	21,832,559	218	158,183	130,167	(1,087)	287,481	$27,092

Common stock issued under Employee Stock Purchase Plan	12,065	—	267			267
Exercise of common stock options	216,164	2	4,182			4,184
Share-based compensation expense from the acceleration of employee stock options			630			630
Tax effect of disqualifying common stock dispositions			309			309
Net income (As Restated, see Note 2)				16,589		16,589	$16,589
Other comprehensive income, net of related tax effect					935	935	935

Balance at January 28, 2006 (As Restated, see Note 2)	22,060,788	220	163,571	146,756	(152)	310,395	$17,524

Exercise of common stock options	23,451	—	207			207
Share-based compensation			3,230			3,230
Tax effect of disqualifying common stock dispositions			11			11
Net loss				(22,536)		(22,536)	$(22,536)
Other comprehensive income, net of related tax effect					152	152	152

Balance at February 3, 2007	22,084,239	$220	$167,019	$124,220	$—	$291,459	$(22,384)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated, see Note 2)	(As Restated, see Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$(22,536)	$16,589	$28,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,513	28,659	25,900
Deferred income taxes	(4,432)	(3,402)	2,123
Tax effect of disqualifying common stock dispositions	11	309	2,497
Share-based compensation expense	3,230	630	—
Loss on asset disposal	540	587	—
Impairment loss on goodwill	4,178	—	—
Changes in assets and liabilities:
Merchandise inventories	(13,645)	(188)	(39,791)
Other assets	(22,649)	3,776	(5,768)
Accounts payable	6,152	(11,562)	11,921
Income taxes payable	(6,908)	(1,450)	(3,669)
Other liabilities	3,119	10,250	5,262

Net cash provided by (used in) operating activities	(19,427)	44,198	26,654

Cash Flows From Investing Activities:
Maturity of short-term investments	—	—	8,999
Purchases of property and equipment	(67,476)	(66,033)	(77,084)
Proceeds from sale of property and equipment	3,710	129	—

Net cash used in investing activities	(63,766)	(65,904)	(68,085)

Cash Flows From Financing Activities:
Proceeds from long-term debt	112,554	20,000	40,000
Prepayment of long-term debt	(52,278)	—	—
Principal payments on long-term debt	(3,396)	(3,813)	(870)
Debt issuance costs	—	—	(634)
Principal payments on capital lease obligations	(1,579)	(1,467)	(1,752)
Common stock repurchases	—	—	(14,873)
Proceeds from the issuance of common stock	207	4,450	10,047

Net cash provided by financing activities	55,508	19,170	31,918

Net decrease in cash and cash equivalents	(27,685)	(2,536)	(9,513)

Cash and Cash Equivalents:
Beginning of period	40,382	42,918	52,431

End of period	$12,697	$40,382	$42,918

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,383	$5,437	$3,343

Cash paid for income taxes	$10,605	$14,353	$15,156

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$816	$—	$21,240
Reduction in capital lease assets	$564	$—	$19,584

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At February 3, 2007, the Company operated 287 stores in 34 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea. The Company accounts for its operations as one operating segment.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended February 3, 2007 (fiscal 2006), January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004). The fiscal year ended February 3, 2007 (fiscal 2006) contained 53 weeks. All other fiscal years presented consist of 52 weeks.

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

Property and Equipment Buildings, furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Store fixtures and equipment	3-10 years
Leasehold improvements	Lesser of life of the asset or lease term
Computer equipment and software	3-10 years

Capital Leases Property subject to a non-cancelable lease that meets the criteria of a capital lease is capitalized as an asset in property and equipment and is amortized on a straight-line basis over the lease term.

Other Assets Other assets include deferred compensation plan assets, lease rights and interests, deferred taxes and other intangibles. Lease rights and interests are amortized on a straight-line basis over their related lease terms.

Goodwill and Other Intangibles The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002 and ceased amortizing $4.2 million of goodwill and $0.7 million in intangible assets as of that date. As required by this pronouncement, the Company completed the annual impairment tests. Based upon the impairment tests performed for the year ended February 3, 2007, the Company concluded that its goodwill was impaired which resulted in a non-cash impairment charge of $4.2 million in fiscal 2006. See Note 3 for additional information.

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flow. Store specific long-lived assets and intangible assets with finite lives are evaluated at an individual store level, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed, there was no impairment of long-lived and intangible assets with finite lives in fiscal 2006, 2005, or 2004. There can be no assurance that future long-lived and intangible asset impairment tests will not result in a charge to earnings.

At February 3, 2007, the gross carrying value of intangible assets subject to amortization was $3.0 million with accumulated amortization of $2.4 million. Amortization expense related to these assets, primarily lease rights, totaled approximately $52,000 in fiscal 2006, and $136,000 in each of fiscal 2005 and 2004. The Company expects amortization expense for the existing intangible assets will be approximately $50,000 for fiscal 2007, and approximately $45,000, $37,000, $37,000 and $36,000 for fiscal 2008, 2009, 2010 and 2011, respectively.

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

Health insurance: The Company has a stop loss provision per claim of $300,000.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. The cumulative net excess of recorded rent expense over lease payments made in the amount of $38.5 million and $36.1 million is reflected in other long-term obligations on the consolidated balance sheets as of February 3, 2007 and January 28, 2006, respectively.

Share-Based Compensation As of February 3, 2007, the Company had stock options and awards outstanding under three share-based compensation plans, which are described more fully in Note 9. Prior to January 29, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Effective January 29, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based payment awards as operating cash flows in its statements of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those stock awards (excess tax benefits) to be classified as financing cash flows. In fiscal 2006, the Company had no excess tax benefits required to be reported as a financing cash flow.

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

The Company recognized share-based compensation expense of $3.2 million in fiscal 2006. Share-based compensation expense is included as a component of selling, general and administrative expenses. At year end, there was $4.5 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.3 years.

Had share-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plans in accordance with SFAS 123 for fiscal 2005 and 2004, the Company’s pro forma net income, and basic and diluted net income per common share would have been as follows:

	Fiscal Year Ended
(In thousands, except per share data)	January 28, 2006	January 29, 2005
	(As Restated, see Note 2)	(As Restated, see Note 2)
Net income, as reported	$16,589	$28,179
Add: Share-based compensation expense included in reported net income, net of related tax effect	381	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,485)	(4,266)

Pro forma net income	$12,485	$23,913

Basic net income per weighted average share:
As reported	$0.75	$1.29
Pro forma	$0.57	$1.09
Diluted net income per weighted average share:
As reported	$0.75	$1.26
Pro forma	$0.56	$1.07

Pro forma disclosures for fiscal 2006 are not presented because employee stock options were accounted for using SFAS 123(R)’s fair-value method for all of fiscal 2006.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted during fiscal 2006, 2005, and 2004:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(Pro forma)	(Pro forma)
Expected dividend rate	—	—	—
Volatility	45.1%	47.9%	56.0%
Risk-free interest rate	4.4%	4.1%	2.6%
Expected lives (years)	4.8	4.2	4.2

The fair value of each option grant was estimated using the Black-Scholes option-pricing model, which was also used for the Company’s pro forma disclosure required under SFAS 123. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption consistent with SFAS 123(R) and Staff Accounting Bulletin (“SAB”) No. 107. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has elected to follow the guidance of SAB 107 and adopt the simplified method in determining expected life for its stock option awards. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general, and administrative expenses. Shipping and handling fees charged to the customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.4 million at the end of fiscal 2006, and $0.3 million at the end of fiscal 2005 and 2004.

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

Advertising Expense Advertising costs, which include newspaper, radio, and other media advertising, are expensed as incurred or the point of first broadcast or distribution. For fiscal 2006, 2005 and 2004, advertising costs were $64.0 million, $56.7 million and $52.3 million, respectively.

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

Income Taxes Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. For fiscal 2006, the Company had a net deferred tax asset of $5.3 million, of which $14.9 million was included in other assets and $9.6 million was included in other current liabilities on the Company’s consolidated balance sheet. For fiscal 2005, the Company had a net deferred tax asset of $0.9 million, of which $7.7 million was included in other assets and $6.8 million was included in other current liabilities on the Company’s consolidated balance sheet.

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

The following is a reconciliation of the weighted average number of shares used in the Company’s basic and diluted per share computations:

	Fiscal Year Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Basic shares	22,068	22,004	21,840
Effect of dilutive stock options	—	96	483

Diluted shares	22,068	22,100	22,323

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 there were anti-dilutive options of 2,178,962; 1,395,699; and 504,000 respectively.

New Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will implement FIN 48 at the beginning of fiscal 2007, and any cumulative effect resulting from the change in accounting principle will be recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending February 3, 2007. The adoption of SAB No. 108 did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specific election dates. This statement does not require any new fair value measurements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

Note 2. Restatement

In preparing the Company’s fiscal 2006 consolidated financial statements, the Company discovered errors in the way it had accounted for inventory and the related balances in accounts payable and cost of sales. The errors resulted in the understatement of cost of goods sold for fiscal 2004 and 2005. As a result, the Company has restated the accompanying consolidated financial statements for the fiscal years ended January 28, 2006 and January 29, 2005. The effect of the restatement for fiscal 2004 of $2.0 million is also reflected as a reduction of the Company’s previously reported retained earnings balance of $132.2 million at January 29, 2005. The restatement did not impact the Company’s previously reported net cash flows, revenues or comparable store sales, or its compliance with revolving line of credit covenants.

The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at January 28, 2006 and its consolidated statements of operations and cash flows for the fiscal years ended January 28, 2006 and January 29, 2005.

Fiscal Year Ended January 28, 2006	As Previously Reported	As Restated
Consolidated Balance Sheet Data
Merchandise inventories, net	$252,791	$250,411
Total current assets	308,467	306,087
Total assets	531,951	529,571
Accounts payable	57,351	64,367
Income taxes payable	10,618	6,908
Total current liabilities	114,318	117,624
Retained earnings	152,442	146,756
Total shareholders equity	316,081	310,395
Total liabilities and shareholders equity	531,951	529,571
Consolidated Statement of Operations Data
Cost of sales and occupancy	643,020	649,041
Gross profit	327,421	321,400
Income from operations	37,516	31,495
Income before income taxes	32,373	26,352
Income tax provision	12,140	9,763
Net income	20,233	16,589
Net income per weighted average share-Basic	0.92	0.75
Net income per weighted average share-Diluted	0.92	0.75
Consolidated Statement of Cash Flows Data
Net income	20,233	16,589
Merchandise inventories	328	(188)
Accounts payable	(18,099)	(11,562)
Income taxes payable	927	(1,450)

Fiscal Year Ended January 29, 2005	As Previously Reported	As Restated
Consolidated Statement of Operations Data
Cost of sales and occupancy	598,357	601,732
Gross profit	310,203	306,828
Income from operations	51,428	48,053
Income before income taxes	48,445	45,070
Income tax provision	18,224	16,891
Net income	30,221	28,179
Net income per weighted average share-Basic	1.38	1.29
Net income per weighted average share-Diluted	1.35	1.26
Consolidated Statement of Cash Flows Data
Net income	30,221	28,179
Merchandise inventories	(42,687)	(39,791)
Accounts payable	11,442	11,921
Income taxes payable	(2,336)	(3,669)

Note 3. Goodwill Impairment Loss

The Company performs an impairment test of goodwill annually or earlier if conditions indicate an earlier review is necessary. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. During the fourth quarter of fiscal 2006, the Company performed its annual impairment test of goodwill using a market value approach and concluded that its goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $4.2 million in fiscal 2006 to write down all of the goodwill on its consolidated balance sheet. The Company’s goodwill of $4.2 million represented the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from the acquisition of Cost Plus, Inc. by BC Investments, Inc. in November 1987.

Note 4. Property and Equipment

Property and equipment consist of the following:

(In thousands)	February 3, 2007	January 28, 2006
Land and land improvements	$—	$12,659
Building and leasehold improvements	149,112	175,923
Facilities subject to sale and leaseback	79,430	—
Furniture, fixtures and equipment	136,255	120,631
Facilities under capital leases	27,594	29,551

Total	392,391	338,764
Less accumulated depreciation and amortization	(159,932)	(134,891)

Property and equipment, net	$232,459	$203,873

Note 5. Other Assets

Other assets consist of the following:

(In thousands)	February 3, 2007	January 28, 2006
Deferred income taxes	$14,932	$7,689
Lease rights and interests	3,011	3,146
Other intangibles	2,073	1,744
Deferred compensation plan assets	3,062	3,100
Other	5,291	4,381

Total	28,369	20,060
Less accumulated amortization	(4,757)	(4,627)

Other assets, net	$23,612	$15,433

Note 6. Leases

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

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at February 3, 2007 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
Fiscal year:
2007	$2,569	$83,990	$86,559
2008	2,561	85,022	87,583
2009	2,190	82,263	84,453
2010	1,410	76,537	77,947
2011	1,410	67,689	69,099
Thereafter through the year 2040	11,137	219,040	230,177

Minimum lease commitments	21,277	$614,541	$635,818

Less amount representing interest	(9,811)

Present value of capital lease obligations	11,466
Less current portion	(1,555)

Long-term portion	$9,911

Interest expense related to capital leases was $1.3 million, $1.5 million, and $2.2 million for fiscal 2006, 2005, and 2004, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Operating leases:
Minimum rental expense	$80,384	$70,566	$62,001
Contingent rental expense	656	757	823
Less sublease rental income	(551)	(506)	(372)

Total	$80,489	$70,817	$62,452

Capital leases—contingent rental expense	$1,688	$1,466	$1,308

Total minimum rental income to be received from non-cancelable sublease agreements through 2011 is approximately $1.3 million as of February 3, 2007.

Note 7. Long-term Debt and Revolving Lines of Credit

The Company’s long-term debt balance as of February 3, 2007 and January 28, 2006 is summarized as follows:

(In thousands)	February 3, 2007	January 28, 2006
Loan for Stockton distribution center purchase	$—	$18,578
Loan for Virginia distribution center purchase	—	17,490
Loan for Virginia distribution center expansion	—	19,250
Obligation under sale and leaseback
Stockton distribution center	29,448	—
Virginia distribution center	52,249	—
Line of Credit for Stockton distribution center construction	30,500	—

Total long-term debt	112,197	55,318

Less current portion	(541)	(5,267)

Long-term debt, net	$111,656	$50,051

Total long-term debt matures as follows:

(In thousands)	Long-term Debt
Fiscal year:
2007	$541
2008	876
2009	887
2010	938
2011	944
Thereafter through the year 2046	108,011

Total long-term debt	$112,197

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA. distribution center property to Inland for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement with Inland to lease the property back. The Company used a portion of the proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which will be amortized over the 34 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of February 3, 2007, the balance of the financing obligation was $29.4 million and was included on the Company’s consolidated balance sheet as long-term debt. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland, in which the Company sold its Windsor, VA distribution center property to Inland for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland to lease the property back. The Company used a portion of the net proceeds from the sale of approximately $52.3 million to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which will be amortized over the 40 year period of the leases (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of February 3, 2007, the balance of the financing obligation was $52.2 million and was included on the Company’s consolidated balance sheet as long-term debt. The Company also terminated the interest rate swap agreement related to the aforementioned long-term debt.

On April 28, 2006, the Company entered into an unsecured 18 month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution center adjacent to the Company’s existing facility in Stockton, California. The Credit Facility will be repaid in monthly payments of accrued interest, with the entire outstanding balance payable on October 27, 2007. The Credit Facility will bear interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company will pay a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee will be payable quarterly in arrears. The applicable margin and the Unused Fee will be based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Company is subject to a minimum consolidated tangible net worth and limitations on capital expenditures. Further, the Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to, among other things, grant liens, make investments, incur indebtedness, enter into mergers, dispose of assets, repurchase stock, change its business, enter into transactions with affiliates, and prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Credit Facility include, among other things, payment defaults, breaches of certain covenants, misrepresentations, cross-defaults with certain other indebtedness, bankruptcy events, judgments, certain ERISA events and changes of control. In the event of a default, the Credit Facility requires the Company to pay incremental interest at the rate of 2.0% and could result in the acceleration of the Company’s obligations under the Credit Facility and an obligation of any guarantor to pay the full amount of the Company’s obligations under the Credit Facility. As of February 3, 2007, the Company was in compliance with its loan covenant requirements and had $30.5 million in borrowings outstanding under its line of credit.

As previously mentioned, the maturity date on the Credit Facility is October 27, 2007. The Company classified the $30.5 million of borrowings outstanding under the Credit Facility as long-term debt in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” The Company has an existing agreement with Inland that specifies Inland will make a payment to the Company equal to the total cost of construction of the additional distribution facility in Stockton, CA upon completion of the construction, which is expected to be on or around July 2007. At this time, the Company plans to pay down the existing $30.5 million of borrowings and will enter into continued financing with Inland whereby the future lease payments that are owed under the current lease agreement for the existing Stockton distribution center will increase accordingly. The future lease payments will be determined by multiplying the cost of construction times an interest rate equal to the 10-year treasure rate plus 2.0% and an average lender’s spread.

In November 2004, the Company entered into an unsecured five year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of February 3, 2007, the Company was in compliance with its loan covenant requirements, had no outstanding borrowings under its line of credit and had $13.8 million outstanding in letters of credit.

Note 8. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Current:
Federal	$(7,396)	$11,939	$12,230
State	84	1,273	1,753

Total current	(7,312)	13,212	13,983

Deferred:
Federal	(2,538)	(1,859)	3,192
State	(1,993)	(1,590)	(284)

Total deferred	(4,531)	(3,449)	2,908

Provision for income taxes	$(11,843)	$9,763	$16,891

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
U.S. federal statutory tax rate	(35.0)%	35.0%	35.0%
State income taxes (net of U.S. federal income tax benefit)	(1.4)	2.8	3.9
Benefit of wage and other tax credits	(2.1)	(3.3)	(1.8)
Non-deductible expenses	0.9	0.8	0.3
Goodwill impairment	3.6	—	—
Other	(0.4)	1.7	0.1

Effective income tax rate	(34.4)%	37.0%	37.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
	February 3, 2007		January 28, 2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Capitalized inventory costs	$—	$10,529	$—	$7,413
Trade discounts	—	826	—	541
Prepaid expenses	—	1,010	—	805
Deferred rent	16,011	—	15,134	—
Capital leases	526	—	419	—
Lease rights	—	254	—	290
Depreciation	—	9,037	—	12,790
Deferred compensation	1,272	—	1,324	—
Interest rate SWAP’s	—	—	—	112
Credit and net operating loss carryforwards	9,357	—	7,590	—
Deductible reserves and other	3,696	—	613	—
State taxes	—	3,866	—	2,220

Subtotal	30,862	25,522	25,080	24,171
Valuation allowance	—	—	—	—

Total	$30,862	$25,522	$25,080	$24,171

At February 3, 2007, the Company had California state enterprise zone credit carryforwards of $8.0 million that have no expiration date. The Company also had state net operating loss carryforwards of $10.0 million that will expire in 5 to 14 years, and $18.0 million that will expire in 15 to 20 years.

Note 9. Equity and Stock Compensation Plans

Shareholder Rights Plan Each outstanding share of common stock has a Preferred Share Purchase Right (expiring on June 30, 2008) that is exercisable only upon the occurrence of certain change in control events.

Options As of February 3, 2007 the Company had options outstanding under three stock option plans; the 1995 Stock Option Plan (“1995 Plan”), the 2004 Stock Plan (“2004 Plan”), and the 1996 Director Stock Option Plan (“Director Option Plan”).

The 1995 Plan permitted the granting of options to employees and directors to purchase, at fair market value as of the date of grant, up to 5,968,006 shares of common stock, less the aggregate number of shares related to options granted and outstanding under the 1994 Plan (821,120 shares). Options are exercisable over ten years and vest as determined by the Board of Directors, generally over three or four years. A 900,000 share increase in the number of shares of common stock reserved for issuance was approved by the Board of Directors and shareholders in 2002 and is included in the share count above. The 1995 Plan was terminated in November 2005.

The 2004 Plan was approved by the Board of Directors and shareholders in fiscal 2004 and was last amended by the shareholders in June 2006. The 2004 Stock Plan permits the granting of up to 2,800,000 shares, which includes 900,000 new shares, 100,000 shares transferred from the 1995 plan, 800,000 shares subject to outstanding options under the 1995 Plan if they expire without being exercised, and 1,000,000 shares approved by both the Board of Directors and shareholders in 2006. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The term of the options granted under the 2004 Plan and the date when the options become exercisable is determined by the Board of Directors. However, in no event will a stock option granted under the 2004 Plan be exercised more than ten years after the date of grant. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

The Director Option Plan was approved by the Board of Directors and shareholders in fiscal 1996, and was last amended by the shareholders in June 2006. The 1996 Director Option Plan permits the granting of options for up to 703,675 shares of common stock to non-employee directors at fair market value as of the date of grant. Options are exercisable over a maximum term of ten years and vest as determined by the Board of Directors, generally over four years. The number of shares of common stock reserved for issuance under the Director Option Plan increased by 150,000 in 2002, 100,000 in 2004, and 200,000 in 2006. All increases were approved by the Board of Directors and shareholders and are included in the share count above.

As of February 3, 2007 there were 1,986,858 shares of commons stock available for future grant under the Company’s stock plans.

A summary of activity under the Company’s option plans is set forth below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2004	2,066,651	$22.48
Granted (Weighted average fair value per share granted of $17.67)	556,000	38.41
Exercised	(420,397)	22.78
Cancelled or expired	(293,502)	25.99

Outstanding, January 29, 2005	1,908,752	$26.51
Granted (Weighted average fair value per share granted of $9.81)	692,500	23.30
Exercised	(216,164)	19.36
Cancelled or expired	(472,184)	30.27

Outstanding, January 28, 2006	1,912,904	$25.24
Granted (Weighted average fair value per share granted of $8.44)	563,000	18.53
Exercised	(23,451)	9.04
Cancelled or expired	(273,491)	26.77

Outstanding, February 3, 2007	2,178,962	$23.49	5.4	$—

Exercisable, February 3, 2007	1,069,067	$24.55	4.8	$—

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. Cash received as a result of stock options exercised in fiscal 2006 was $207,000, and the actual tax benefit realized for tax deductions from stock options exercised totaled $10,652. The total intrinsic value of stock options exercised in fiscal 2006 was $126,831.

During the first quarter of fiscal 2006, the Company granted performance share awards (“Performance Shares”) to certain key employees under the 2004 Stock Plan. Performance Shares entitle the holder to receive a number of shares of the Company’s common stock within a specified range of shares at the end of the vesting period. Performance shares are vested using a non-discretionary formula that is based on the Company achieving certain thresholds of comparable store sales growth and income from operations during the performance period.

The following table summarizes Performance Share activity during fiscal 2006, with the shares granted representing the maximum number of shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 28, 2006	—	$—
Granted	89,250	17.00
Vested	—	—
Forfeited	(89,250)	17.00

Outstanding at February 3, 2007	—	$—

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 3, 2007:

	Options Outstanding			Options Exercisable
Actual Range of Exercise	Number Outstanding	Remaining Life (Yrs.)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 7.00 – $ 8.00	2,255	0.1	$7.00	2,255	$7.00
10.36 – 10.76	67,513	2.4	10.68	47,513	10.65
10.77 – 14.06	12,604	1.2	13.89	12,604	13.89
14.07 – 18.23	441,469	5.2	16.36	145,469	16.06
18.24 – 25.44	966,990	5.5	21.56	490,865	22.83
25.45 – 38.50	688,131	5.7	32.26	370,361	32.41

$ 7.00 – $38.50	2,178,962	5.4	$23.49	1,069,067	24.55

Note 10. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. Participants may contribute the lesser of 60% of their annual base salary or $15,500, and participants age 50 or older may contribute an additional catch-up deferral amount of up to $5,000 per year. Effective March 1, 2006, the Company matched 100% of employee contributions up to the first 3% of base salary and matched 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. On March 1, 2006 the Company revised its plan so that all unvested and current contributions made on behalf of the employee were immediately 100% vested. The Company contributed approximately $1,485,000 in fiscal 2006, $625,000 in fiscal 2005, and $556,000 in fiscal 2004. In fiscal 2005 and 2004, the Company matched 50% of the first 4% of base salary that the employee contributed to the 401(k) plan and contributions made on behalf of the employee vested evenly over five years.

In addition, a non-qualified deferred compensation plan was available to certain employees whose benefits were limited under Section 401(k) of the U.S. Internal Revenue Service Code. Compensation deferrals approximated $64,000 in fiscal 2006, $510,000 for fiscal 2005 and $566,000 for fiscal 2004. The Company terminated its deferred compensation plan on March 1, 2006. In the fist quarter of fiscal 2007 each deferred compensation plan participant received a lump sum distribution of the full value of their respective account.

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

	Fiscal Quarters Ended
(In thousands, except per share data)	April 29, 2006[1]		July 29, 2006[1]		October 28, 2006[1]		February 3, 2007[2]
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$212,964	$212,964	$215,275	$215,275	$215,405	$215,405	$396,665
Gross profit	63,307	65,382	58,549	53,669	66,172	65,320	116,681
Net income (loss)	(4,792)	(3,537)	(11,252)	(14,205)	(11,730)	(12,244)	7,450
Net income (loss) per weighted average share
Basic	$(0.22)	$(0.16)	$(0.51)	$(0.64)	$(0.53)	$(0.55)	$0.34
Diluted	$(0.22)	$(0.16)	$(0.51)	$(0.64)	$(0.53)	$(0.55)	$0.34

	Fiscal Quarters Ended
(In thousands, except per share data)	April 30, 2005		July 30, 2005		October 29, 2005		January 28, 2006[2]
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$200,023	$200,023	$202,766	$202,766	$200,679	$200,679	$366,973	$366,973
Gross profit	66,719	63,030	69,221	69,664	66,732	69,263	124,749	119,443
Net income (loss)	(138)	(2,370)	1,518	1,787	(2,660)	(1,130)	21,513	18,302
Net income (loss) per weighted average share
Basic	$(0.01)	$(0.11)	$0.07	$0.08	$(0.12)	$(0.05)	$0.98	$0.83
Diluted	$(0.01)	$(0.11)	$0.07	$0.08	$(0.12)	$(0.05)	$0.97	$0.83

1.	The Company’s Forms 10-Q for fiscal 2007 will reflect the restated quarterly data for the corresponding quarters in fiscal 2006.
2.	The three months ended February 3, 2007 was a fourteen-week period as compared to the three months ended January 28, 2006 which was a thirteen-week period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, we discovered a material weakness, as described below, in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and referred to hereafter as our “internal controls”), and thus in our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, and referred to hereafter as our “disclosure controls”).

In addition, the Company restated its financial statements for fiscal years 2004, 2005 and for the first three quarters of fiscal 2006, as described in Notes 2 and 12 to the consolidated financial statements and included in Item 8 herein. Therefore, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of February 3, 2007, we did not maintain effective internal control over financial reporting. Management identified material weaknesses in internal control over financial reporting as it relates to inventory management, accounts payable and inventory reserves. Specifically, the Company’s controls failed to adequately identify, document and analyze the conditions that should have been considered relative to i) reconciliation of the inventory sub-ledgers to the general ledger to ensure data integrity and identify potential errors in inventory; ii) reconciliation of accounts payable sub-ledger to the general ledger to properly record received not invoiced inventory and invoiced not received inventory; iii) review of vendor returns and receiving adjustments to ensure accurate reflection in the inventory and accounts payable balances; iv) timely and accurate processing of inventory received not invoiced; v) consistent treatment and recording of reserve estimates and vi) the proper investigation and resolution of reconciling items on a timely basis. These material weaknesses resulted in incorrect accounting for inventory and accounts payable and contributed to the restatement for the fiscal years 2004 and 2005 and for the first three quarters of fiscal 2006.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting. The report is included on page 31 in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control in the fourth quarter of fiscal 2006. The remediation measures described below commenced after the fiscal year end.

Remediation of Material Weaknesses

To address the material weaknesses discussed above, management has undertaken the following actions:

1.	The Company has added personnel with the requisite knowledge of internal controls and financial reporting to strengthen the quality of the reconciliation processes within the inventory and accounts payable areas.

2.	The Company will add quality control reviews within the accounting function to ensure reconciliations are completed accurately, in a timely manner and with proper management review.

3.	The Company has added, and is reviewing options to add, additional system based integrity controls to ensure the accurate and complete flow of data between the sub-ledgers and the general ledger.

4.	The Company is lowering the threshold required for management review and approval of accounts payable and inventory transactions.

5.	The Company is strengthening internal policies within the accounts payable area to identify and limit the conditions under which purchase transactions can occur and age without a three-way match of purchase order, receipt and vendor invoice.

6.	The Company has strengthened internal accounting policies to require a consistent application of all reserves and estimate methodologies.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than June 1, 2007 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this report.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an exhibit to this report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer, who also serves as the principal accounting officer.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

The following table sets forth information as of February 3, 2007 about our common stock that may be issuable upon the exercise of options and rights granted to employees, consultants and members of our Board of Directors under all existing equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1995 Stock Option Plan[1]	883,131	$26.12	—
1996 Director Option Plan	349,491	25.68	214,715
2004 Stock Plan	946,340	20.23	1,772,143
Equity compensation plans not approved by shareholders	—	—	—
Total	2,178,962	$23.49	1,986,858

1.

The 1995 Stock Option Plan was replaced by the 2004 Stock Plan in July 2005. 100,000 remaining shares available for grant under the 1995 Stock Option Plan were transferred to the 2004 Stock Plan and the 1995

Stock Option Plan was terminated for any new grants. Up to 800,000 shares subject to outstanding options under the 1995 Stock Option Plan may be transferred to the 2004 Stock Plan if they expire without being exercised and as of February 3, 2007 the Company had transferred 718,483 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit and Related Fees for Fiscal Years 2006 and 2005” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 29 of this Form 10-K.

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

(b)	List of Exhibits:

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated May 12, 2006, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended April 29, 2006.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

10.2.1	Letters dated December 3, 2004 and December 9, 2004 extending the Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.2.1 to the Form 10-K filed for the year ended January 28, 2006.

10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

Exhibit No.	Description of Exhibits
10.4	Amendment to Credit Agreement dated April 7, 2006, between Cost Plus, Inc., the lenders named therein, and Bank of America, N.A., amending the Credit Agreement dated November 10, 2004, between Cost Plus, Inc., the lenders named therein and Bank of America, N.A., as the administrative agent and letter of credit issuer, incorporated by reference to Exhibit 10.3 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5	Credit Agreement dated April 28, 2006 between Cost Plus, Inc. and Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on April 29, 2006.

10.6	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.6.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.6.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.7	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

10.7.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006.

10.8♦	1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 3, 2002.

10.8.1♦	Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.9♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 22, 2006, incorporated by reference to exhibit 10.2 to the Form 10-Q filed for quarter ended July 29, 2006.

10.9.1♦	Form of Stock Option Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.10♦	Cost Plus, Inc. 2004 Stock Plan, as amended June 22, 2006, incorporated by reference to exhibit 10.3 to the Form 10-Q filed for quarter ended July 29, 2006.

10.10.1♦	Form of Option Agreement, 2004 Stock Plan, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.11♦	Cost Plus, Inc. Deferred Compensation Plan as amended and restated effective May 21, 2004, incorporated by reference to Exhibit 4.6 of the registration statement on Form S-8 effective September 3, 2004.

10.12♦	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.13♦	Employment Agreement, dated July 3, 2002, between Cost Plus, Inc. and Murray H. Dashe, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended August 3, 2002.

Exhibit No.	Description of Exhibits

10.14♦	Employment Agreement, dated October 24, 2005, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 29, 2005.

10.15♦	Fourth Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Joan S. Fujii, incorporated by reference to Exhibit 10.8 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.16♦	Fourth Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Michael J. Allen, incorporated by reference to Exhibit 10.6 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.17♦	Amended and Restated Employment Severance Agreement dated April 29, 2005, between Cost Plus, Inc. and Theresa Strickland, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed for the quarter ended April 30, 2005.

10.18♦	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Frank Castiglione, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended April 29, 2006.

10.19♦	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Rayford Whitley, incorporated by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended April 29, 2006.

10.20♦	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Thomas Willardson, incorporated by reference to Exhibit 10.10 to the Form 10-Q filed for the quarter ended April 29, 2006.

10.21♦	Second Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Jane Baughman, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 28, 2006.

10.22♦	Second Amended and Restated Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Chris Miller, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.23♦	Employment Severance Agreement dated December 11, 2006, between Cost Plus, Inc. and George Whitney.

10.24♦	Fiscal 2007 Management Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 12, 2007.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: May 4, 2007	By:	/s/ Barry J. Feld
Barry J. Feld
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry J. Feld Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	May 4, 2007

/s/ Thomas D. Willardson Thomas D. Willardson	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2007

/s/ Christopher V. Dodds Christopher V. Dodds	Director	May 4, 2007

/s/ Joseph H. Coulombe Joseph H. Coulombe	Director	May 4, 2007

/s/ Danny W. Gurr Danny W. Gurr	Director	May 4, 2007

/s/ Kim D. Robbins Kim D. Robbins	Director	May 4, 2007

/s/ Fredric M. Roberts Fredric M. Roberts	Director, Chairman of the Board	May 4, 2007