Form 10-Q
period 2007-05-05
COST PLUS INC/CA/
filed 2007-06-14
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

The number of shares of Common Stock, $0.01 par value, outstanding on June 11, 2007 was 22,086,489.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended May 5, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
			(As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,304	$12,697	$15,330
Merchandise inventories, net	260,302	264,056	237,241
Other current assets	41,202	36,722	27,932

Total current assets	304,808	313,475	280,503
Property and equipment, net	232,630	232,459	199,629
Goodwill, net	—	—	4,178
Other assets, net	22,481	23,612	16,233

Total assets	$559,919	$569,546	$500,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,074	$69,925	$38,945
Accrued compensation	12,299	10,922	10,152
Revolving line of credit	15,100	—	—
Current portion of long-term debt	510	541	3,575
Other current liabilities	31,334	33,338	25,875

Total current liabilities	112,317	114,726	78,547
Capital lease obligations	9,537	9,911	11,841
Long-term debt	116,064	111,656	62,144
Other long-term obligations	41,381	41,794	40,315
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,086,489; 22,084,239 and 22,065,038 shares	221	221	221
Additional paid-in capital	167,508	167,018	164,206
Retained earnings	112,891	124,220	143,217
Accumulated other comprehensive income	—	—	52

Total shareholders’ equity	280,620	291,459	307,696

Total liabilities and shareholders’ equity	$559,919	$569,546	$500,543

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
		(As Restated, see Note 2)
Net sales	$207,947	$212,964
Cost of sales and occupancy	149,970	147,582

Gross profit	57,977	65,382
Selling, general and administrative expenses	73,690	68,708
Store preopening expenses	1,088	1,525

Loss from operations	(16,801)	(4,851)
Net interest expense	1,923	1,061

Loss before income taxes	(18,724)	(5,912)
Income tax benefit	(7,611)	(2,375)

Net loss	$(11,113)	$(3,537)

Net loss per weighted average share
Basic	$(0.50)	$(0.16)
Diluted	$(0.50)	$(0.16)

Weighted average shares outstanding
Basic	22,086	22,062
Diluted	22,086	22,062

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
		(As Restated, see Note 2)
Cash Flows From Operating Activities:
Net loss	$(11,113)	$(3,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,925	7,829
Deferred income taxes	(2,668)	—
Tax effect of disqualifying common stock dispositions	3	6
Share-based compensation expense	466	571
(Gain) loss on asset disposal	(16)	34
Changes in assets and liabilities:
Merchandise inventories	3,754	13,170
Other assets	(1,564)	(13,527)
Accounts payable	(11,449)	(17,970)
Income taxes payable	—	(6,908)
Other liabilities¹	(339)	(3,815)

Net cash used in operating activities	(14,001)	(24,147)

Cash Flows From Investing Activities:
Purchases of property and equipment	(14,494)	(10,987)
Proceeds from sale of property and equipment	36	3

Net cash used in investing activities	(14,458)	(10,984)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	15,100	—
Proceeds from long-term debt	4,500	29,779
Prepayment of long-term debt	—	(18,208)
Principal payments on long-term debt	(122)	(1,170)
Principal payments on capital lease obligations	(428)	(381)
Proceeds from the issuance of common stock	16	59

Net cash provided by financing activities	19,066	10,079

Net decrease in cash and cash equivalents	(9,393)	(25,052)

Cash and Cash Equivalents:
Beginning of period	12,697	40,382

End of period	$3,304	$15,330

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,941	$1,188

Cash paid for taxes	$—	$12,421

¹	Includes the impact from the implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48. See Note 7.

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 5, 2007 and April 29, 2006

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at May 5, 2007 and April 29, 2006, the interim results of operations for the three months ended May 5, 2007 and April 29, 2006, and cash flows for the three months ended May 5, 2007 and April 29, 2006. The balance sheet at February 3, 2007, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Information at April 29, 2006 and for the three months then ended has been restated as described in Note 2.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2007. Certain information and disclosures normally included in the notes to the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 3, 2007.

The results of operations for the three month period ended May 5, 2007, presented herein, are not indicative of the results to be expected for the full year.

2. RESTATEMENT

In preparing the Company’s fiscal 2006 consolidated financial statements, the Company discovered errors in the way it had accounted for inventory and the related balances in accounts payable and cost of sales. The errors resulted in the overstatement of cost of goods sold in the first quarter of fiscal 2006. As a result, the Company has restated the accompanying condensed consolidated balance sheet as of April 29, 2006 and its condensed consolidated statements of operations and cash flows for the three months ended April 29, 2006. The restatement did not impact the Company’s previously reported net cash flows, revenues, or its compliance with revolving line of credit covenants.

The following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet at April 29, 2006 and its condensed consolidated statements of operations and cash flows for the three months ended April 29, 2006 (in thousands):

For the three months ended April 29, 2006	As Previously Reported	As Restated
Balance Sheet Data
Merchandise inventories, net	$251,092	$237,241
Other current assets	25,043	27,932
Total current assets	291,465	280,503
Total assets	511,505	500,543
Accounts payable	45,474	38,945
Total current liabilities	85,076	78,547
Retained earnings	147,650	143,217
Total shareholders equity	312,129	307,696
Total liabilities and shareholders equity	511,505	500,543
Statement of Operations Data
Cost of sales and occupancy	$149,657	$147,582
Gross profit	63,307	65,382
Loss from operations	(6,925)	(4,851)
Loss before income taxes	(7,987)	(5,912)
Income tax benefit	(3,195)	(2,375)
Net loss	(4,792)	(3,537)
Net loss per weighted average share-Basic	(0.22)	(0.16)
Net loss per weighted average share-Diluted	(0.22)	(0.16)
Statement of Cash Flows Data
Net loss	$(4,792)	$(3,537)
Merchandise inventories	1,699	13,170
Other assets	(10,638)	(13,527)
Accounts payable	(4,425)	(17,970)
Income taxes payable	(10,618)	(6,908)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $466,000 for the three months ended May 5, 2007 compared to $571,000 for the three months ended April 29, 2006. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of May 5, 2007, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table presents the weighted average assumptions used in the Black-Sholes-Merton option pricing model to value the stock options granted during the three month period ended April 29, 2006. There were no stock options granted for the three month period ended May 5, 2007:

	Three Months Ended
	May 5, 2007	April 29, 2006
Expected dividend rate	—%	—%
Volatility	—%	46.8%
Risk-free interest rate	—%	4.5%
Expected lives (years)	—	4.8
Fair value per option granted	$—	$8.64

The following table summarizes stock option activity during the three months ended May 5, 2007:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, February 3, 2007	2,178,962	$23.49
Granted	—	—
Exercised	(2,250)	7.00
Cancelled	(78,096)	23.48

Outstanding, May 5, 2007	2,098,616	$23.51	5.0	$—

Exercisable, May 5, 2007	1,365,115	$24.74	4.7	$—

Intrinsic value for stock options is defined as the difference between the market value and the grant price. The total intrinsic value of stock options exercised during the three months ended May 5, 2007 was $8,400. Cash received as a result of stock options exercised during the three months ended May 5, 2007 was $15,750 and the actual tax benefit realized for tax deductions from stock options exercised totaled $3,000.

During the first quarter of fiscal 2007, the Company did not grant performance share awards under its 2004 Stock Plan. As of May 5, 2007, there were no performance share awards outstanding.

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

Three Months Ended	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
May 5, 2007
Shares	22,086	—	22,086
Amount	$(0.50)	$0.00	$(0.50)

April 29, 2006
Shares	22,062	—	22,062
Amount	$(0.16)	$0.00	$(0.16)

For the three months ended May 5, 2007 and April 29, 2006, options to purchase 2,098,616 and 2,334,820 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland”). In connection with the transaction, the Company sold its Stockton, CA. distribution center property to Inland for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement with Inland to lease the property back. The Company used a portion of the proceeds from the sale of the property of approximately $29.8 million to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of May 5, 2007, the balance of the financing obligation was $29.4 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland, in which the Company sold its Windsor, VA distribution center property to Inland for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland to lease the property back. The Company used a portion of the net proceeds from the sale of approximately $52.3 million to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of total maximum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of May 5, 2007, the balance of the financing obligation was $52.2 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On April 28, 2006, the Company entered into an unsecured 18-month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution center adjacent to the Company’s existing facility in Stockton, California. The Credit Facility requires monthly payments of accrued interest, with the entire outstanding balance payable on October 27, 2007. The Credit Facility bears interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company pays a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee is payable quarterly in arrears. The applicable margin and the Unused Fee are based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Company is subject to a minimum consolidated tangible net worth and limitations on capital expenditures. Further, the Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to, among other things, grant liens, make investments, incur indebtedness, enter into mergers, dispose of assets, repurchase stock, change its business, enter into transactions with affiliates, and prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Credit Facility include, among other things, payment defaults, breaches of certain covenants, misrepresentations, cross-defaults with certain other indebtedness, bankruptcy events, judgments, certain ERISA events and changes of control. In the event of a default, the Credit Facility requires the Company to pay incremental interest at the rate of 2.0% and could result in the acceleration of the Company’s obligations under the Credit Facility and an obligation of any guarantor to pay the full amount of the Company’s obligations under the Credit Facility. As of May 5, 2007, the Company was in compliance with its loan covenant requirements and had $35.0 million in borrowings outstanding under the Credit Facility.

As previously mentioned, the maturity date on the Credit Facility is October 27, 2007. The Company classified the $35.0 million of borrowings outstanding under the Credit Facility as long-term debt in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” The Company has an existing financing agreement with Inland that specifies Inland will make a payment to the Company equal to the total cost of construction of the additional distribution facility in Stockton, CA upon completion of the construction, which is expected to be in of June 2007. At this time, the Company plans to pay down the existing $35.0 million of borrowings and will enter into continued financing with Inland whereby the future lease payments that are owed under the current lease agreement for the existing Stockton distribution center will increase accordingly. The future lease payments will be determined by multiplying the cost of construction times an interest rate equal to the 10-year treasury rate plus 2.0% and an average lender’s spread.

In November 2004, the Company entered into an unsecured five-year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of May 5, 2007, the Company was in compliance with its loan covenant requirements, had $15.1 million in borrowings outstanding under the revolving credit facility and $13.3 million outstanding in letters of credit.

7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $216,000 as an increase to its liability for unrecognized tax benefits, interest, and penalties and a reduction of the February 4, 2007 balance of retained earnings.

At February 4, 2007, the Company had $3.0 million in unrecognized tax benefits, the recognition of which would have an effect of $1.2 million on the effective tax rate. Included in the balance of unrecognized tax benefits at February 4, 2007, is $653,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state settlement negotiations currently in progress.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At February 4, 2007, the Company had accrued $268,000 and $115,000 for the potential payment of interest and penalties, respectively.

As of February 4, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 and forward, and is subject to state and local income tax examinations for the tax years 1997 and forward.

There were no significant changes to any of the amounts stated at the end of the first quarter of fiscal year 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended May 5, 2007. The results of operations for the three month period ended May 5, 2007, presented herein, is not indicative of the results to be expected for the full year. The discussion and analysis gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements presented herein.

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

Net sales for the first quarter of fiscal 2007 were $207.9 million, a 2.4% decrease over the first quarter of fiscal 2006 net sales of $213.0 million. Comparable store sales for the quarter decreased 8.1%, compared to a 4.3% decrease for the first quarter of 2006. The decrease in comparable store sales was primarily the result of decreased customer traffic and a decrease in average transaction size.

The Company reported a net loss of $11.1 million in the first quarter, or $0.50 per diluted share, compared to a net loss of $3.5 million, or $0.16 per diluted share in the first quarter last year. The net loss was primarily due to a decrease in comparable store sales, increased advertising expense, higher depreciation expense, increased professional fees, increased salary expense associated with improvements made in key areas of the organization, and increased interest expense.

In the first quarter of fiscal 2007, the Company opened six new stores and closed one existing store to end the quarter with 292 stores in 34 states. Although the Company believes there is still ample room for more than 600 stores in the United States it has decided to slow down new store growth to 16 stores in fiscal 2007. The new store openings, when combined with the closing of four stores, are expected to result in 299 locations by the end of the year.

Results of Operations

The three months ended May 5, 2007 as compared to the three months ended April 29, 2006

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales decreased $5.0 million, or 2.4%, to $207.9 million in the first quarter of fiscal 2007 from $213.0 million in the first quarter of fiscal 2006. The decrease in net sales was attributable to a decrease in comparable store sales partially offset by an increase in new store sales. Comparable store sales decreased 8.1%, or $16.6 million, in the first quarter of fiscal 2007 compared to a decrease of 4.3%, or $8.5 million, in the first quarter of fiscal 2006. Comparable store sales decreased primarily as a result of decreased customer traffic and a decrease in average transaction size. As of May 5, 2007, the calculation of comparable store sales included a base of 264 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. New store sales increased $11.6 million for the quarter. As of May 5, 2007, the Company operated 292 stores compared to 272 stores as of April 29, 2006.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were approximately 62% of sales and Consumables were approximately 38% of sales in the first quarter of fiscal 2007 and the first quarter of fiscal 2006.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $2.4 million, or 1.6%, to $150.0 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. As a percentage of net sales, total cost of sales and occupancy increased 280 basis points to 72.1% in the first quarter of fiscal 2007 from 69.3% in first quarter of fiscal 2006. Cost of sales for the quarter increased by 160 basis points compared to the first quarter of fiscal 2006 primarily due to decreased leverage of fixed distribution costs on lower sales and higher store freight costs. Occupancy costs increased as a percentage of net sales by 120 basis points compared to the first quarter of fiscal 2006 primarily as a result of the de-leveraging of occupancy costs on lower sales and increased maintenance costs.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $5.0 million, or 7.3%, to $73.7 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. As a percentage of net sales, SG&A expenses increased 310 basis points to 35.4% in the first quarter of fiscal 2007 from 32.3% in the first quarter of fiscal 2006. This was primarily due to an increase in payroll costs of 100 basis points, an increase in advertising expense of 70 basis points, an increase in depreciation of 50 basis points, and an increase in other SG&A expenses of 90 basis points, all of which were primarily due to decreased leverage on sales as a result of lower comparable store sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $1.1 million in the first quarter of fiscal 2007 compared to $1.5 million in the first quarter of fiscal 2006. The Company opened six stores in the first quarter of fiscal 2007 compared to seven in the first quarter of fiscal 2006. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $1.9 million in the first quarter of fiscal 2007 compared to $1.1 million in the first quarter of fiscal 2006. The increase in net interest expense was primarily due to additional long-term debt related to the Stockton and Virginia distribution center sale-leaseback transactions and the Stockton distribution center expansion; and higher borrowings under the Company’s revolving line of credit.

Income Taxes The Company’s effective tax rate was 40.6% for the first quarter of fiscal 2007 compared to 40.2% for the first quarter of fiscal 2006. The increase in the effective tax rate was primarily due to discrete events as well as adjustments recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which was adopted on February 4, 2007. The Company expects its effective tax rate to be approximately 38.7% for the remainder of the fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at May 5, 2007 was $3.3 million compared to $15.3 million at April 29, 2006. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital, new store expansion and distribution center project requirements for at least the next twelve months.

Distribution Center Activities In fiscal 2006, the Company began construction of a 500,000 square foot general merchandise distribution facility adjacent to the existing distribution facility in Stockton, CA. The planned facility will replace an existing 520,000 square foot distribution facility leased in Stockton, CA. The total estimated cost of construction including fixtures for the new facility will be approximately $48.8 million; $36.8 million spent in fiscal 2006 and approximately $12.0 million expected to be spent in fiscal 2007. The estimated completion date is June of 2007 and the Company is financing the construction through debt.

Cash Flows From Operating Activities Net cash used in operating activities totaled $14.0 million for the first quarter of fiscal 2007 compared to $24.1 million in the first quarter of fiscal 2006, a decrease of $10.1 million. The decrease in net cash used in operations compared to first quarter last year was primarily due to a smaller decrease in accounts payable and a smaller increase in other assets partially offset by a higher net loss and a smaller decrease in inventories.

Cash Flows From Investing Activities Net cash used in investing activities totaled $14.5 million in the first quarter of fiscal 2007 compared to net cash used of $11.0 million in the first quarter of fiscal 2006. The increase in net cash used in investing activities was primarily due to the expansion of the Stockton distribution center.

The Company estimates that fiscal 2007 capital expenditures will approximate $36.9 million; including approximately $6.7 million for new stores, $12.0 million to expand the distribution center in Stockton, CA, $7.7 million for management information systems and distribution center projects, and $10.5 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $19.1 million in the first quarter of fiscal 2007 compared to $10.1 million in the first quarter of fiscal 2006. For the first quarter of fiscal 2007, the Company had proceeds from long-term debt of $4.5 million related to the construction of its general merchandise facility in Stockton, CA compared to proceeds from long-term debt of $29.8 million related to the sale-leaseback of the Stockton, CA distribution facility in the first quarter of fiscal 2006. In the first quarter of fiscal 2006, the Company used a portion of the net proceeds from the sale of the Stockton distribution facility of $29.8 million to retire $18.2 million of long-term debt. Net borrowings under the Company’s revolving line of credit were $15.1 million for the first quarter of fiscal 2007 compared to no borrowings during the first quarter of fiscal 2006. Principal payments on long-term debt were $122,000 for the first quarter of fiscal 2007 compared to $1.2 million during the first quarter of fiscal 2006.

Revolving Lines of Credit On April 28, 2006, the Company entered into an unsecured 18-month revolving credit facility agreement with Bank of America, N.A. as the lender (the “Credit Facility”). The Credit Facility allows for borrowings of up to $40.0 million to be used for costs and expenses related to the construction of an additional distribution center adjacent to the Company’s existing facility in Stockton, California. The Credit Facility requires monthly payments of accrued interest, with the entire outstanding balance payable on October 27, 2007. The Credit Facility bears interest, at the Company’s election, at a rate based on LIBOR plus a margin or Bank of America’s prime rate (or the Federal Funds Rate plus 0.5%, if greater). In addition the Company pays a fee on the unused portion of the Credit Facility (the “Unused Fee”). The Unused Fee is payable quarterly in arrears. The applicable margin and the Unused Fee are based upon the Company’s consolidated adjusted leverage ratio, as defined in the agreement. The Company is subject to a minimum consolidated tangible net worth and limitations on capital expenditures. Further, the Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to, among other things, grant liens, make investments, incur indebtedness, enter into mergers, dispose of assets, repurchase stock, change its business, enter into transactions with affiliates, and prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Credit Facility include, among other things, payment defaults, breaches of certain covenants, misrepresentations, cross-defaults with certain other indebtedness, bankruptcy events, judgments, certain ERISA events and changes of control. In the event of a default, the Credit Facility requires the Company to pay incremental interest at the rate of 2.0% and could result in the acceleration of the Company’s obligations under the Credit Facility and an obligation of any guarantor to pay the full amount of the Company’s obligations under the Credit Facility. As of May 5, 2007, the Company was in compliance with its loan covenant requirements and had $35.0 million in borrowings outstanding under the Credit Facility.

As previously mentioned, the maturity date on the Credit Facility is October 27, 2007. The Company classified the $35.0 million of borrowings outstanding under the Credit Facility as long-term debt in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” The Company has an existing financing agreement with Inland that specifies Inland will make a payment to the Company equal to the total cost of construction of the additional distribution facility in Stockton, CA upon completion of the construction, which is expected to be in of June 2007. At this time, the Company plans to pay down the existing $35.0 million of borrowings and will enter into continued financing with Inland whereby the future lease payments that are owed under the current lease agreement for the existing Stockton distribution center will increase accordingly. The future lease payments will be determined by multiplying the cost of construction times an interest rate equal to the 10-year treasury rate plus 2.0% and an average lender’s spread.

In November 2004, the Company entered into an unsecured five-year revolving line of credit agreement (the “Agreement”) with a group of banks that terminated and replaced an existing revolving credit facility. The Agreement allows for cash borrowings and letters of credit under an unsecured revolving credit facility of up to $50.0 million from January through June of each year, increasing to $125.0 million from July through December of each year to coincide with the Company’s Holiday borrowing needs. The Agreement includes a one-time option to increase the size of the revolving credit facility to $150.0 million. Interest is paid quarterly in arrears based on a rate equal to Bank of America’s prime rate or LIBOR plus an applicable margin that is based on the Company’s Consolidated Adjusted Leverage Ratio, as defined in the Agreement. The Agreement requires a 30-day “clean-up period” in which Adjusted Total Outstandings, as defined in the Agreement, do not exceed $30.0 million for not less than 30 consecutive days during the period from January 1 through March 31 of each year. The Company is subject to a minimum consolidated tangible net worth requirement, and annual capital expenditures are limited under the Agreement. The Agreement includes limitations on the ability of the Company to incur debt, grant liens, make acquisitions and dispose of assets and also prohibits the Company from making cash dividend payments with respect to any capital stock. The events of default under the Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. As of May 5, 2007, the Company was in compliance with its loan covenant requirements, had $15.1 million in borrowings outstanding under the revolving credit facility and $13.3 million outstanding in letters of credit.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section.

Impact of Recent Accounting Pronouncements

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

Seasonality

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of its net sales and most of its net income for the entire fiscal year.

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

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 3, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company maintains disclosure controls and procedures that are designed to ensure that the information disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the continued existence of the material weaknesses discussed in Item 9A of the Company’s 2006 Annual Report on Form 10-K, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of May 5, 2007. For more information about the material weaknesses and their impact on the Company’s disclosure controls and procedures, see Item 9A of the Company’s 2006 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 5, 2007, management has initiated actions that we believe, when completed, will strengthen our internal controls over financial reporting. For more information about the material weaknesses and their impact on the Company’s internal control over financial reporting, as well as remediation actions, see Item 9A of the Company’s 2006 Annual Report on Form 10-K.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws dated May 15, 2007

10.1	Amendment to Employment Agreement dated May 30, 2007, between Cost Plus, Inc. and Barry Feld.

10.2	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Thomas D. Willardson.

10.3	Third Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Jane Baughman.

10.4	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Rayford K. Whitley.

10.5	Fifth Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Mike Allen.

10.6	Fifth Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Joan Fujii.

10.7	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and George Whitney.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: June 14, 2007	By:	/s/ THOMAS D. WILLARDSON
Thomas D. Willardson
Executive Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

3.1	Amended and Restated Bylaws dated May 15, 2007

10.1	Amendment to Employment Agreement dated May 30, 2007, between Cost Plus, Inc. and Barry Feld.

10.2	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Thomas D. Willardson.

10.3	Third Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Jane Baughman.

10.4	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Rayford K. Whitley.

10.5	Fifth Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Mike Allen.

10.6	Fifth Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Joan Fujii.

10.7	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and George Whitney.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.