Form 10-Q
period 2007-08-04
COST PLUS INC/CA/
filed 2007-09-13
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

The number of shares of Common Stock, $0.01 par value, outstanding on September 10, 2007 was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended August 4, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
			(As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,192	$12,697	$2,905
Merchandise inventories, net	263,634	264,056	261,866
Income taxes receivable	30,885	11,016	16,804
Other current assets	20,177	25,706	21,281

Total current assets	317,888	313,475	302,856
Property and equipment, net	228,979	232,459	203,505
Goodwill, net	—	—	4,178
Other assets, net	22,579	23,612	16,161

Total assets	$569,446	$569,546	$526,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,094	$69,925	$61,118
Accrued compensation	9,910	10,922	12,357
Revolving line of credit	43,694	—	8,000
Current portion of long-term debt	731	541	3,622
Other current liabilities	32,862	33,338	26,308

Total current liabilities	141,291	114,726	111,405
Capital lease obligations	9,173	9,911	11,455
Long-term debt	114,805	111,656	67,791
Other long-term obligations	40,952	41,794	41,372
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,086,489; 22,084,239 and 22,065,038 shares	221	221	221
Additional paid-in capital	168,097	167,018	165,372
Retained earnings	94,907	124,220	129,014
Accumulated other comprehensive income	—	—	70

Total shareholders’ equity	263,225	291,459	294,677

Total liabilities and shareholders’ equity	$569,446	$569,546	$526,700

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
		(As Restated, see Note 2)		(As Restated, see Note 2)
Net sales	$215,185	$215,275	$423,132	$428,239
Cost of sales and occupancy	162,951	161,606	312,921	309,188

Gross profit	52,234	53,669	110,211	119,051
Selling, general and administrative expenses	77,655	74,554	151,345	143,262
Store preopening expenses	1,103	738	2,191	2,263

Loss from operations	(26,524)	(21,623)	(43,325)	(26,474)
Net interest expense	2,941	1,517	4,864	2,578

Loss before income taxes	(29,465)	(23,140)	(48,189)	(29,052)
Income tax benefit	(11,480)	(8,935)	(19,091)	(11,310)

Net loss	$(17,985)	$(14,205)	$(29,098)	$(17,742)

Net loss per weighted average share
Basic	$(0.81)	$(0.64)	$(1.32)	$(0.80)
Diluted	$(0.81)	$(0.64)	$(1.32)	$(0.80)

Weighted average shares outstanding
Basic	22,086	22,065	22,086	22,063
Diluted	22,086	22,065	22,086	22,063

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
		(As Restated, see Note 2)
Cash Flows From Operating Activities:
Net loss	$(29,098)	$(17,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,186	15,849
Deferred income taxes	(48)	—
Tax effect of disqualifying common stock dispositions	3	6
Share-based compensation expense	1,055	1,736
(Gain) loss on asset disposal	(16)	130
Changes in assets and liabilities:
Merchandise inventories	422	(11,455)
Income taxes receivable	(18,706)	(16,804)
Other assets	9,079	(6,715)
Accounts payable	(8,916)	4,261
Income taxes payable	84	(6,908)
Other liabilities	(5,541)	(94)

Net cash used in operating activities	(33,496)	(37,736)

Cash Flows From Investing Activities:
Purchases of property and equipment	(21,604)	(23,124)
Proceeds from sale of property and equipment	36	3

Net cash used in investing activities	(21,568)	(23,121)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	43,694	8,000
Proceeds from long-term debt	39,586	36,279
Pay-down of long-term debt	(36,000)	(18,208)
Principal payments on long-term debt	(247)	(1,976)
Debt issuance costs	(706)	—
Principal payments on capital lease obligations	(784)	(774)
Proceeds from the issuance of common stock	16	59

Net cash provided by financing activities	45,559	23,380

Net decrease in cash and cash equivalents	(9,505)	(37,477)

Cash and Cash Equivalents:
Beginning of period	12,697	40,382

End of period	$3,192	$2,905

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,836	$2,597

Cash paid for taxes	$165	$12,541

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended August 4, 2007 and July 29, 2006

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at August 4, 2007 and July 29, 2006, the interim results of operations for the three and six months ended August 4, 2007 and July 29, 2006, and cash flows for the six months ended August 4, 2007 and July 29, 2006. The balance sheet at February 3, 2007, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Information at July 29, 2006 and for the three-month and six-month periods then ended has been restated as described in Note 2.

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

The results of operations for the three-month and six-month periods ended August 4, 2007, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonality factors into the retail business.

2. RESTATEMENT

In preparing the Company’s fiscal 2006 consolidated financial statements, the Company discovered errors in the way it had accounted for inventory and the related balances in accounts payable and cost of sales. The errors resulted in the overstatement of cost of goods sold in the first quarter of fiscal 2006 and the understatement of cost of goods sold in the second quarter of fiscal 2006. As a result, the Company has restated the accompanying condensed consolidated balance sheet as of July 29, 2006, its condensed consolidated statements of operations for the three and six month periods ended July 29, 2006, and its condensed consolidated statement of cash flows for the six month period ended July 29, 2006. The restatement did not impact the Company’s previously reported net cash flows, revenues, or its compliance with revolving line of credit covenants.

The following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet at July 29, 2006, its condensed consolidated statements of operations for the three-month and six-month periods ended July 29, 2006, and its condensed consolidated statement of cash flows for the six month period ended July 29, 2006 (in thousands):

	As of July 29, 2006
	As Previously Reported		As Restated
Balance Sheet Data
Merchandise inventories, net	$276,002		$261,866
Income taxes receivable	11,986	[1]	16,804
Total current assets	312,174		302,856
Total assets	536,018		526,700
Accounts payable	63,053		61,118
Total current liabilities	113,340		111,405
Retained earnings	136,397		129,014
Total shareholders equity	302,060		294,677
Total liabilities and shareholders equity	536,018		526,700

[1]	This amount was previously reported in the aggregate in the prior year Form 10-Q other current assets balance of $33,267.

	Three Months Ended July 29, 2006		Six Months Ended July 29, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations Data
Cost of sales and occupancy	$156,726	$161,606	$306,383	$309,188
Gross profit	58,549	53,669	121,856	119,051
Loss from operations	(16,743)	(21,623)	(23,668)	(26,474)
Loss before income taxes	(18,260)	(23,140)	(26,247)	(29,052)
Income tax benefit	(7,008)	(8,935)	(10,203)	(11,310)
Net loss	(11,252)	(14,205)	(16,044)	(17,742)
Net loss per weighted average share-Basic	(0.51)	(0.64)	(0.73)	(0.80)
Net loss per weighted average share-Diluted	(0.51)	(0.64)	(0.73)	(0.80)

Statement of Cash Flows Data
Net loss			$(16,044)	$(17,742)
Merchandise inventories			(23,211)	(11,455)
Income taxes receivable			(11,986)[2]	(16,804)
Accounts payable			13,212	4,261
Income taxes payable			(10,618)	(6,908)

[2]	This amount was previously reported in the aggregate in the prior year Form 10-Q other assets change amount of $(18,701).

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

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $0.6 million for the three months ended August 4, 2007 compared to $1.2 million for the three months ended July 29, 2006. Share-based compensation expense for the six-month period ended August 4, 2007 was $1.1 million compared to $1.7 million for the six-month period ended July 29, 2006. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of August 4, 2007, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.5 years.

The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and six-month periods ended August 4, 2007 and July 29, 2006:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Expected dividend rate	—%	—%	—%	—%
Volatility	40.7%	45.4%	40.7%	46.8%
Risk-free interest rate	4.6%	5.2%	4.6%	4.6%
Expected lives (years)	4.8	4.8	4.8	4.8
Fair value per option granted	$3.90	$6.73	$3.90	$8.59

During the second quarter of fiscal 2007 the Company granted 387,000 stock options to its employees and non-employee directors. The following table summarizes stock option activity during the six-month period ended August 4, 2007:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, February 3, 2007	2,178,962	$23.49
Granted	387,000	9.38
Exercised	(2,250)	7.00
Cancelled	(168,462)	23.75

Outstanding, August 4, 2007	2,395,250	$21.21	5.2	$—

Exercisable, August 4, 2007	1,312,385	$24.79	4.6	$—

Intrinsic value for stock options is defined as the difference between the market value and the grant price. The total intrinsic value of stock options exercised during the six-month period ended August 4, 2007 was $8,400. Cash received as a result of stock options exercised during the six months ended August 4, 2007 was $15,750 and the actual tax benefit realized for tax deductions from stock options exercised totaled $3,000.

During the second quarter of fiscal 2007, the Company granted performance share awards (“Performance Shares”) to certain key employees under its 2004 Stock Plan. Performance Shares entitle the holder to receive a number of shares of Cost Plus, Inc. common stock within a specified range of shares at the end of the vesting period. Performance Shares are earned using a non-discretionary formula that is based on the Company achieving certain thresholds of comparable store sales growth and income from operations during the performance period. The fair value of performance shares are measured on the grant date and recognized in earnings over the requisite service period in accordance with SFAS 123(R).

The following table summarizes Performance Share activity during the six months ended August 4, 2007, with the shares granted representing the maximum number of shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at February 3, 2007	—	$—
Granted	97,000	9.38
Vested	—	—
Forfeited	—	—

Outstanding at August 4, 2007	97,000	$9.38

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
August 4, 2007
Shares	22,086	—	22,086	22,086	—	22,086
Amount	$(0.81)	$0.00	$(0.81)	$(1.32)	$0.00	$(1.32)

July 29, 2006
Shares	22,065	—	22,065	22,063	—	22,063
Amount	$(0.64)	$0.00	$(0.64)	$(0.80)	$0.00	$(0.80)

For the three-month and six-month periods ended August 4, 2007 and July 29, 2006, options to purchase 2,395,250 and 2,338,627 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt balances as of August 4, 2007, February 3, 2007, and July 29, 2006 are summarized as follows:

(In thousands)	August 4, 2007	February 3, 2007	July 29, 2006
Obligation under sale and leaseback
Stockton distribution center	63,403	29,448	29,779
Virginia distribution center	52,133	52,249	35,134
Line of Credit for Stockton distribution center construction	—	30,500	6,500

Total long-term debt	115,536	112,197	71,413

Less current portion	(731)	(541)	(3,622)

Long-term debt, net	$114,805	$111,656	$67,791

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland-A”). In connection with the transaction, the Company sold its Stockton, California distribution center property to Inland-A for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement and a subground lease agreement with Inland-A to lease the property back. The Company used a portion of the proceeds from the sale of the property to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. On July 31, 2007, the Company entered into a new lease agreement, as described below, and as a result approximately $4.0 million of outstanding long-term debt was transferred to the new lease agreement and is being amortized thereunder. As of August 4, 2007, the balance of the financing obligation was $25.4 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, California for proceeds of $34.3 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B (“new lease agreement”) to lease the property back. In addition, the new lease agreement terminated and replaced the existing subground lease agreement which had an outstanding long-term debt balance of approximately $4.0 million. The Company used the proceeds from the sale to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of August 4, 2007, the balance of the financing obligation was approximately $38.0 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland-A, in which the Company sold its Windsor, Virginia distribution center property to Inland-A for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland-A to lease the property back. The Company used a portion of the net proceeds from the sale to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of August 4, 2007, the balance of the financing obligation was $52.1 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of August 4, 2007, the Company was in compliance with its loan covenant requirements, had $43.7 million in borrowings and $11.6 million in outstanding letters of credit, and had credit available under the Credit Agreement of $124.8 million.

7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $216,000 as an increase to its liability for unrecognized tax benefits, interest, and penalties and a reduction of the February 4, 2007 balance of retained earnings. There have been no material changes to the amount of uncertain tax positions since the adoption of FIN 48.

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

As of August 4, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 and forward, and is subject to state and local income tax examinations for the tax years 1997 and forward.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended August 4, 2007. The results of operations for the three-month and six-month periods ended August 4, 2007, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonality factors into the retail business. The discussion and analysis gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements presented herein.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to the Company.

Net sales for the second quarter of fiscal 2007 were $215.2 million compared to $215.3 million last year. Comparable store sales for the second quarter decreased 7.6% compared to a 3.2% decrease last year. Year-to-date, net sales were $423.1 million, a 1.2% decrease from $428.2 million last year, with same store sales decreasing 7.8% compared to a 3.7% decrease in the prior year. The decrease in comparable store sales for the quarter and year-to-date was primarily the result of decreased customer count.

The Company reported a net loss of $18.0 million in the second quarter of fiscal 2007, or $0.81 per diluted share, compared to a net loss of $14.2 million, or $0.64 per diluted share, for the second quarter last year. The net loss was primarily due to a decrease in same stores sales, higher SG&A costs, and increased interest expense on higher debt balances.

During the quarter, the Company converted its $125 million unsecured revolving credit facility to a $200 million asset-based facility. The new facility also has an accordion feature that allows the Company to borrow an additional $50 million for a maximum of $250 million in borrowings.

In the second quarter of fiscal 2007, the Company opened 4 new stores to end the quarter with 296 stores in 34 states. The Company expects a total of 16 new store openings in fiscal 2007 and, when combined with the closing of four stores, expects a total of 299 locations by the end of the year.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended August 4, 2007 as compared to the three months and six months ended July 29, 2006 (as restated).

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales were $215.2 million for the second quarter of fiscal 2007 compared to $215.3 million for the second quarter of fiscal 2006. Year-to-date, net sales decreased $5.1 million, or 1.2%, to $423.1 million from $428.2 million for the same period last year. Net sales for the second quarter and year-to-date decreased due to a decrease in comparable store sales partially offset by new store sales. Comparable store sales decreased 7.6%, or $16.2 million, in the second quarter of fiscal 2007, compared to a decrease of 3.2%, or $6.3 million, in the second quarter of fiscal 2006. Year-to-date, comparable store sales decreased 7.8% compared to a 3.7% decrease for the same period last year. Comparable store sales decreased during the second quarter and year-to-date primarily as a result of decreased customer traffic. As of August 4, 2007, the calculation of comparable store sales included a base of 272 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. New store sales increased $16.1 million for the quarter and $27.7 million year-to-date. As of August 4, 2007, the Company operated 296 stores, compared to 274 stores as of July 29, 2006.

The Company classifies its sales into the home furnishings and consumables product lines. For the second quarters of fiscal 2007 and fiscal 2006, home furnishings accounted for 66% of total sales and consumables accounted for 34% of total sales. For the first six months of fiscal 2007 and fiscal 2006, home furnishings accounted for 64% of total sales and consumables accounted for 36% of total sales.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $1.3 million, or 0.8%, to $163.0 million in the second quarter of fiscal 2007. As a percentage of net sales, total cost of sales and occupancy increased 60 basis points to 75.7% in the second quarter of fiscal 2007 from 75.1% in the second quarter of fiscal 2006. Cost of sales for the second quarter of fiscal 2007 decreased 50 basis points compared to last year primarily as a result of clearance markdowns in the second quarter of fiscal 2006. Occupancy costs increased 110 basis points for the second quarter compared the prior year primarily as a result of the deleveraging of occupancy costs on lower comparable store sales and increased property taxes. Year-to-date, total cost of sales and occupancy increased $3.7 million, or 1.2%, to $312.9 million compared to the same period in fiscal 2006. As a percentage of net sales, total cost of sales and occupancy for the year increased 180 basis points to 74.0% from 72.2% last year. Year-to-date, cost of sales increased 60 basis points compared to last year primarily due to decreased leverage of distribution costs. Year-to-date, occupancy costs increased 120 basis points compared to last year primarily as a result of the deleveraging of occupancy costs on lower comparable store sales and increased property taxes.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $3.1 million, or 4.2%, to $77.7 million in the second quarter of fiscal 2007 compared to $74.6 million in the second quarter of fiscal 2006. As a percentage of net sales, SG&A expenses increased 150 basis points to 36.1% in the second quarter of fiscal 2007 compared to 34.6% last year. The 150 basis point increase was primarily due to decreased leverage on sales as result of lower comparable store sales.

Year-to-date, SG&A expenses increased $8.1 million, or 5.6%, to $151.3 million compared to $143.3 million last year. As a percentage of net sales, year-to-date SG&A expenses increased 230 basis points to 35.8% compared to 33.5% last year primarily due to decreased leverage on sales as a result of lower comparable store sales. The increase of 230 basis points was primarily due to decreased leverage on sales as result of lower comparable store sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $1.1 million for the second quarter of fiscal 2007 compared to $0.7 million for the second quarter of fiscal 2006. The Company opened four new stores in the second quarter of fiscal 2007 compared to two new stores in the same period last year. Year-to-date, store preopening expenses were $2.2 million compared to $2.3 million for the same period last year, with ten stores opened compared to nine for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.9 million for the second quarter of fiscal 2007 compared to $1.5 million for the second quarter of fiscal 2006. Year-to-date, net interest expense was $4.9 million compared to $2.6 million for the same period last year. The increase in net interest expense was primarily due to additional long-term debt related to the Virginia and Stockton distribution center sale-leaseback transactions and the Stockton distribution center expansion; and to higher seasonal borrowings under the Company’s revolving line of credit.

Income Taxes The Company’s effective tax rate was 39.0% in the second quarter of fiscal 2007 compared to 38.6% in the second quarter of fiscal 2006. The higher effective tax rate was primarily due to a decrease in the California Enterprise Zone credit benefit. The Company expects its effective tax rate to be approximately 38.8% for the remainder of the fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at August 4, 2007 was $3.2 million compared to $2.9 million at July 29, 2006. The Company met its short-term liquidity needs and its capital requirements for the six-month period ended August 4, 2007 with existing cash and cash provided from financing activities. The Company believes that the combination of its existing cash balances, cash generated from operations, and available borrowings under its revolving credit facility will be sufficient to finance its working capital, new store expansion and other capital projects for at least the next twelve months.

Distribution Center Activities On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way, L.L.C. (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, CA for net proceeds of $33.9 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B to lease the property. The Company used the proceeds from the sale of approximately $34.3 million to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of total minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of August 4, 2007, the balance of the financing obligation was approximately $38.0 million, which includes approximately $4.0 million of long-term debt carried over from its prior subground lease agreement, and was included on the Company’s condensed consolidated balance sheet as long-term debt.

Cash Flows From Operating Activities Net cash used in operating activities totaled $33.5 million in the first half of fiscal 2007 compared to $37.7 million in the same period last year, a decrease of $4.2 million. The decrease in net cash used in operations compared to last year was primarily due to lower inventory growth, a decrease in credit card receivables, a smaller increase in prepaid rent, and less cash used for the payment of income taxes, partially offset by a higher net loss and lower accounts payable.

Cash Flows From Investing Activities Net cash used in investing activities, primarily resulting from the purchase of property and equipment, totaled $21.6 million in the first half of fiscal 2007, a $1.6 million decrease compared to the same period last year.

The Company estimates that fiscal 2007 capital expenditures will approximate $34.8 million; including approximately $9.0 million for new stores, $12.1 million to expand the distribution center in Stockton, CA, $6.2 million for management information systems and distribution center projects, and $7.5 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $45.6 million in the first half of fiscal 2007 compared to $23.4 million in the same period last year. For the first half of fiscal 2007, the Company had proceeds from its revolving credit line of $43.7 million compared to $8.0 million last year. Proceeds from long-term debt were $39.6 million related to the construction of its new general merchandise distribution facility in Stockton, CA and its subsequent sale-leaseback compared to proceeds from long-term debt of $36.3 million comprised of $29.8 million from the sale-leaseback of the Stockton, CA distribution facility in the first half of fiscal 2006 and $6.5 million borrowed against the line of credit to finance the construction of its new general merchandise distribution facility. In conjunction with the sale-leaseback of the newly constructed distribution facility in Stockton, California, the Company paid down $36.0 million in long-term debt. In the first half of fiscal 2006, the Company used a portion of the net proceeds from the sale of the Stockton distribution facility of $29.8 million to retire $18.2 million of long-term debt. Principal payments on long-term debt were $247,000 for the first half of fiscal 2007 compared to $2.0 million during the first half of fiscal 2006.

Revolving Line of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and acquired by the Company in the future. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of August 4, 2007, the Company was in compliance with its loan covenant requirements, had $43.7 million in borrowings and $11.6 million in outstanding letters of credit, and had credit available under the Credit Agreement of $124.8 million.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments increased from amounts disclosed as of February 3, 2007, including an increase of $43.7 million in borrowings on our revolving credit line and $3.3 million in additional long-term borrowings. The Company does not believe there were any other significant changes to its contractual obligations, which were outside of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section.

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

Available Information

The Company’s website address is www.worldmarket.com. The Company has made available through its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. Cost Plus, Inc. was organized as a California corporation in November 1946.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk from those disclosed in the Company’s Form 10-K filed for the fiscal year ended February 3, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company maintains disclosure controls and procedures that are designed to ensure that the information disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the continued existence of the material weaknesses discussed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of August 4, 2007. For more information about the material weaknesses and their impact on the Company’s disclosure controls and procedures, see Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 4, 2007, management continued to work toward solutions that we believe will strengthen our internal controls over financial reporting. Management is currently in the process of testing the effectiveness of recent changes designed to enhanced internal controls. Although steps have been taken to resolve the internal control weaknesses, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to have materially affected, the Company’s internal control over financial reporting during the quarter ended August 4, 2007. For more information about the material weaknesses and their impact on the Company’s internal control over financial reporting, as well as remediation actions, see Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Shareholders held on July 12, 2007, the shareholders voted on two proposals, each of which was approved. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter:

Proposal 1. To elect seven directors to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected.

Name	For	Withheld
Joseph H. Coulombe	19,530,684	530,972
Christopher V. Dodds	19,799,867	261,789
Clifford J. Einstein	19,837,660	223,996
Barry J. Feld	19,829,481	232,175
Danny W. Gurr	19,608,499	453,157
Kim D. Robbins	19,576,585	485,071
Fredric M. Roberts	19,550,690	510,966

Proposal 2. To ratify and approve the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending February 2, 2008.

	For	Against	Abstain
Ratify Appointment of Deloitte & Touche LLP	19,996,113	56,263	9,280

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Lease Agreement dated July 31, 2007 between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, L.L.C., as lessor.

10.2	Fourth Amended and Restated Employment Severance Agreement dated September 5, 2007 between Cost Plus, Inc. and Jane Baughman, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 11, 2007.

10.3.1	Credit Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer.

10.3.2	Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent.

10.3.3	Intellectual Property Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent.

10.3.4	Pledge Agreement dated June 25, 2007 between Cost Plus, Inc. and Bank of America, N.A., as collateral agent.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 13, 2007	By:	/s/ JANE L. BAUGHMAN
Jane L. Baughman Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Lease Agreement dated July 31, 2007 between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, L.L.C., as lessor.

10.2	Fourth Amended and Restated Employment Severance Agreement dated September 5, 2007 between Cost Plus, Inc. and Jane Baughman, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 11, 2007.

10.3.1	Credit Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer.

10.3.2	Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent.

10.3.3	Intellectual Property Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent.

10.3.4	Pledge Agreement dated June 25, 2007 between Cost Plus, Inc. and Bank of America, N.A., as collateral agent.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.