Form 10-Q
period 2007-11-03
COST PLUS INC/CA/
filed 2007-12-10
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on December 6, 2007 was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended November 3, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
			(As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,479	$12,697	$3,400
Merchandise inventories, net	328,102	264,056	325,832
Income taxes receivable	36,305	11,016	24,866
Other current assets	24,692	25,706	17,066

Total current assets	392,578	313,475	371,164
Property and equipment, net	226,905	232,459	218,321
Goodwill, net	—	—	4,178
Other assets, net	25,806	23,612	16,096

Total assets	$645,289	$569,546	$609,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,085	$69,925	$63,238
Accrued compensation	12,798	10,922	9,940
Revolving line of credit	104,397	—	90,000
Current portion of long-term debt	764	541	3,671
Other current liabilities	32,489	33,338	29,277

Total current liabilities	231,533	114,726	196,126
Capital lease obligations	8,772	9,911	11,082
Long-term debt	114,610	111,656	77,917
Other long-term obligations	40,538	41,794	41,515
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,084,239 and 22,065,038 shares	221	221	221
Additional paid-in capital	168,653	167,018	166,361
Retained earnings	80,962	124,220	116,766
Accumulated other comprehensive loss	—	—	(229)

Total shareholders’ equity	249,836	291,459	283,119

Total liabilities and shareholders’ equity	$645,289	$569,546	$609,759

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
		(As Restated, see Note 2)		(As Restated, see Note 2)
Net sales	$220,581	$215,405	$643,713	$643,644
Cost of sales and occupancy	158,686	150,085	471,607	459,273

Gross profit	61,895	65,320	172,106	184,371
Selling, general and administrative expenses	81,386	79,962	232,731	223,223
Store preopening expenses	702	2,618	2,893	4,881

Loss from operations	(20,193)	(17,260)	(63,518)	(43,733)
Net interest expense	3,359	2,445	8,223	5,024

Loss before income taxes	(23,552)	(19,705)	(71,741)	(48,757)
Income tax benefit	(9,608)	(7,461)	(28,699)	(18,771)

Net loss	$(13,944)	$(12,244)	$(43,042)	$(29,986)

Net loss per weighted average share
Basic	$(0.63)	$(0.55)	$(1.95)	$(1.36)
Diluted	$(0.63)	$(0.55)	$(1.95)	$(1.36)

Weighted average shares outstanding
Basic	22,086	22,065	22,086	22,064
Diluted	22,086	22,065	22,086	22,064

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
		(As Restated, see Note 2)
Cash Flows From Operating Activities:
Net loss	$(43,042)	$(29,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,456	24,216
Deferred income taxes	(4,551)	217
Tax effect of disqualifying common stock dispositions	3	6
Share-based compensation expense	1,611	2,722
Loss on asset disposal	33	403
Changes in assets and liabilities:
Merchandise inventories	(64,046)	(75,421)
Income taxes receivable	(24,126)	(24,866)
Other assets	4,497	(1,780)
Accounts payable	18,075	6,380
Income taxes payable	—	(6,909)
Other liabilities	(2,008)	(763)

Net cash used in operating activities	(86,098)	(105,781)

Cash Flows From Investing Activities:
Purchases of property and equipment	(28,842)	(46,357)
Proceeds from sale of property and equipment	36	3

Net cash used in investing activities	(28,806)	(46,354)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	104,397	90,000
Proceeds from long-term debt	39,586	47,279
Pay-down of long-term debt	(36,000)	(18,208)
Principal payments on long-term debt	(409)	(2,801)
Debt issuance costs	(706)	—
Principal payments on capital lease obligations	(1,198)	(1,176)
Proceeds from the issuance of common stock	16	59

Net cash provided by financing activities	105,686	115,153

Net decrease in cash and cash equivalents	(9,218)	(36,982)

Cash and Cash Equivalents:
Beginning of period	12,697	40,382

End of period	$3,479	$3,400

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,571	$4,629

Cash paid for taxes	$370	$12,727

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three-Month and Nine-Month Periods Ended November 3, 2007 and October 28, 2006

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at November 3, 2007 and October 28, 2006, the interim results of operations for the three-month and nine-month periods ended November 3, 2007 and October 28, 2006, and cash flows for the nine-month periods ended November 3, 2007 and October 28, 2006. The balance sheet at February 3, 2007, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Information at October 28, 2006 and for the three-month and nine-month periods then ended has been restated as described in Note 2.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2007 in the Company’s Annual Report on Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 3, 2007.

The results of operations for the three-month and nine-month periods ended November 3, 2007, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. RESTATEMENT

In preparing the Company’s fiscal 2006 consolidated financial statements, the Company discovered errors in the way it had accounted for inventory and the related balances in accounts payable and cost of sales. The errors resulted in the overstatement of cost of goods sold in the first quarter of fiscal 2006 and the understatement of cost of goods sold in the second and third quarters of fiscal 2006. As a result, the Company has restated the accompanying condensed consolidated balance sheet as of October 28, 2006, its condensed consolidated statements of operations for the three-month and nine-month periods ended October 28, 2006, and its condensed consolidated statement of cash flows for the nine-month period ended October 28, 2006. The restatement did not impact the Company’s previously reported net cash flows, revenues, or its compliance with revolving line of credit covenants.

The following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet at October 28, 2006, its condensed consolidated statements of operations for the three-month and nine-month periods ended October 28, 2006, and its condensed consolidated statement of cash flows for the nine-month period ended October 28, 2006 (in thousands):

	As of October 28, 2006
	As Previously Reported	As Restated
Balance Sheet Data
Merchandise inventories, net	$341,925	$325,832
Income taxes receivable	19,713	24,866
Total current assets	382,104	371,164
Total assets	620,699	609,759
Accounts payable	66,278	63,238
Total current liabilities	199,166	196,126
Retained earnings	124,666	116,766
Total shareholders equity	291,019	283,119
Total liabilities and shareholders equity	620,699	609,759

	Three Months Ended October 28, 2006		Nine Months Ended October 28, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations Data
Cost of sales and occupancy	$149,233	$150,085	$455,616	$459,273
Gross profit	66,172	65,320	188,028	184,371
Loss from operations	(16,408)	(17,260)	(40,076)	(43,733)
Loss before income taxes	(18,853)	(19,705)	(45,100)	(48,757)
Income tax benefit	(7,123)	(7,461)	(17,326)	(18,771)
Net loss	(11,730)	(12,244)	(27,774)	(29,986)
Net loss per weighted average share - Basic	(0.53)	(0.55)	(1.26)	(1.36)
Net loss per weighted average share - Diluted	(0.53)	(0.55)	(1.26)	(1.36)

Statement of Cash Flows Data
Net loss			$(27,774)	$(29,986)
Changes in assets and liabilities:
Merchandise inventories			(89,134)	(75,421)
Income taxes receivable			(19,713)	(24,866)
Accounts payable			16,437	6,380
Income taxes payable			(10,618)	(6,909)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $0.6 million for the three months ended November 3, 2007 compared to $1.0 million for the three months ended October 28, 2006. Share-based compensation expense for the nine-month period ended November 3, 2007 was $1.6 million compared to $2.7 million for the nine-month period ended October 28, 2006. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of November 3, 2007, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and nine-month periods ended November 3, 2007 and October 28, 2006:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006[1]	November 3, 2007	October 28, 2006
Expected dividend rate	—%	—%	—%	—%
Volatility	42.2%	—%	41.0%	46.8%
Risk-free interest rate	4.2%	—%	4.5%	4.6%
Expected lives (years)	4.8	—	4.8	4.8
Fair value per option granted	$1.74	$—	$3.54	$8.59

1.	There were no stock options granted during the three month period ended October 28, 2006.

During the third quarter of fiscal 2007 the Company granted 76,000 stock options to its employees and non-employee directors. The following table summarizes stock option activity during the nine-month period ended November 3, 2007:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, February 3, 2007	2,178,962	$23.49
Granted	463,000	8.52
Exercised	(2,250)	7.00
Cancelled	(330,648)	20.25

Outstanding, November 3, 2007	2,309,064	$20.97	5.0	$—

Exercisable, November 3, 2007	1,326,956	$24.84	4.4	$—

Intrinsic value for stock options is defined as the difference between the market value and the grant price. The total intrinsic value of stock options exercised during the nine-month period ended November 3, 2007 was $8,400. Cash received as a result of stock options exercised during the nine months ended November 3, 2007 was $15,750 and the actual tax benefit realized for tax deductions from stock options exercised totaled $3,000.

During the first nine months of fiscal 2007, the Company granted performance share awards (“Performance Shares”) to certain key employees under its 2004 Stock Plan. Performance Shares entitle the holder to receive a number of shares of Cost Plus, Inc. common stock within a specified range of shares at the end of the vesting period. Performance Shares are earned using a non-discretionary formula that is based on the Company achieving certain thresholds of comparable store sales growth and income from operations during the performance period. The fair value of performance shares are measured on the grant date and recognized in earnings over the requisite service period in accordance with SFAS 123(R).

The following table summarizes Performance Share activity during the nine months ended November 3, 2007, with the shares granted representing the maximum number of shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at February 3, 2007	—	$—
Granted	97,000	9.38
Vested	—	—
Forfeited	—	—

Outstanding at November 3, 2007	97,000	$9.38

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
November 3, 2007
Shares	22,086	—	22,086	22,086	—	22,086
Amount	$(0.63)	$0.00	$(0.63)	$(1.95)	$0.00	$(1.95)

October 28, 2006
Shares	22,065	—	22,065	22,064	—	22,064
Amount	$(0.55)	$0.00	$(0.55)	$(1.36)	$0.00	$(1.36)

As the effect would have been antidilutive, all 2,406,064 and 2,348,513 stock options and shares of unvested performance share awards were excluded from the computation of diluted loss per share for the third quarter and year-to-date periods of fiscal 2007 and 2006, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of November 3, 2007, February 3, 2007, and October 28, 2006 is summarized as follows:

(In thousands)	November 3, 2007	February 3, 2007	October 28, 2006
Obligation under sale and leaseback
Stockton distribution center	63,300	29,448	29,768
Virginia distribution center	52,074	52,249	34,320
Line of Credit for Stockton distribution center construction	—	30,500	17,500

Total long-term debt	115,374	112,197	81,588

Less current portion	(764)	(541)	(3,671)

Long-term debt, net	$114,610	$111,656	$77,917

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland-A”). In connection with the transaction, the Company sold its Stockton, California distribution center property to Inland-A for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement and a subground lease agreement with Inland-A to lease the property back. The Company used a portion of the proceeds from the sale of the property to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. On July 31, 2007, the Company entered into a new lease agreement, as described below, and as a result approximately $4.0 million of outstanding long-term debt was transferred to the new lease agreement and is being amortized thereunder. As of November 3, 2007, the balance of the financing obligation was $25.3 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, California for proceeds of $34.3 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B (“new lease agreement”) to lease the property back. In addition, the new lease agreement terminated and replaced the existing subground lease agreement which had an outstanding long-term debt balance of approximately $4.0 million. The Company used the proceeds from the sale to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of November 3, 2007, the balance of the financing obligation was approximately $38.0 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland-A, in which the Company sold its Windsor, Virginia distribution center property to Inland-A for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland-A to lease the property back. The Company used a portion of the net proceeds from the sale to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of November 3, 2007, the balance of the financing obligation was $52.1 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of November 3, 2007, the Company was in compliance with its loan covenant requirements, had $104.4 million in borrowings and $8.2 million in outstanding letters of credit, and had credit available under the Credit Agreement of $87.4 million.

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

At February 4, 2007, the Company had $3.0 million in unrecognized tax benefits, the recognition of which would have an effect of $1.2 million on the effective tax rate. At the end of the third quarter, the Company recognized that there was $764,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change within the next twelve months. This amount is comprised of an expected $446,000 decrease in unrecognized tax benefits due to statute expirations and a $318,000 anticipated reduction in unrecognized tax benefits related to state settlement negotiations currently in progress.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At February 4, 2007, the Company had accrued $268,000 and $115,000 for the potential payment of interest and penalties, respectively.

As of November 3, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 and forward, and is subject to state and local income tax examinations for the tax years 1997 and forward.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended November 3, 2007. The results of operations for the three-month and nine-month periods ended November 3, 2007, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business. The discussion and analysis gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements presented herein.

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

Net sales for the third quarter of fiscal 2007 were $220.6 million compared to $215.4 million last year. Comparable store sales for the third quarter decreased 4.3% compared to a 1.3% decrease last year. Year-to-date, net sales were $643.7 million and were flat compared to last years sales of $643.6 million, with same store sales decreasing 6.7% compared to a 2.9% decrease last year. The decrease in comparable store sales for the quarter and year-to-date was primarily the result of decreased customer traffic.

The Company reported a net loss of $13.9 million in the third quarter of fiscal 2007, or $0.63 per diluted share, compared to a net loss of $12.2 million, or $0.55 per diluted share, for the third quarter last year. The higher net loss was primarily due to a decrease in same stores sales, lower gross profit, higher SG&A costs, and increased interest expense on higher debt balances.

In the third quarter of fiscal 2007, the Company opened three new stores and closed two to end the quarter with 297 stores in 34 states. The Company expects a total of 15 new store openings in fiscal 2007 and, when combined with the closing of four stores, expects a total of 298 locations by the end of the year.

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended November 3, 2007 as compared to the three months and nine months ended October 28, 2006 (as restated).

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $5.2 million, or 2.4%, to $220.6 million for the third quarter of fiscal 2007 from $215.4 million for the third quarter of fiscal 2006. Year-to-date, net sales were $643.7 million and were flat compared to last years sales of $643.6 million. Net sales for the third quarter increased due to higher non-comparable store sales partially offset by a decrease in comparable store sales. Year-to-date net sales were flat due to higher non-comparable store sales offset by lower comparable store sales. Comparable store sales decreased 4.3%, or $9.0 million, in the third quarter of fiscal 2007, compared to a decrease of 1.3%, or $2.6 million, in the third quarter of fiscal 2006. Year-to-date, comparable store sales decreased 6.7% compared to a 2.9% decrease for the same period last year. Comparable store sales decreased during the third quarter and year-to-date primarily as a result of decreased customer traffic. As of November 3, 2007, the calculation of comparable store sales included a base of 272 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. Non-comparable store sales increased $11.6 million for the quarter and $40.8 million year-to-date. As of November 3, 2007, the Company operated 297 stores, compared to 283 stores as of October 28, 2006.

The Company classifies its sales into the home furnishings and consumables product lines. For the third quarter, home furnishings accounted for 64% of total sales versus 63% last year and consumables accounted for 36% of total sales versus 37% last year. For the first nine months of fiscal 2007 and fiscal 2006, home furnishings accounted for 64% of total sales and consumables accounted for 36% of total sales.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $8.6 million, or 5.7%, to $158.7 million in the third quarter of fiscal 2007. As a percentage of net sales, total cost of sales and occupancy increased 220 basis points to 71.9% in the third quarter of fiscal 2007 from 69.7% in the third quarter of fiscal 2006. Cost of sales for the third quarter of fiscal 2007 increased 140 basis points compared to last year primarily as a result of higher distribution costs. Occupancy costs increased 80 basis points for the third quarter compared to the prior year primarily as a result of the deleveraging of occupancy costs on lower comparable store sales and increased property taxes. Year-to-date, total cost of sales and occupancy were $471.6 million and increased $12.3 million, or 2.7%, compared to the same period in fiscal 2006. As a percentage of net sales, total cost of sales and occupancy for the year increased 190 basis points to 73.3% from 71.4% last year. Year-to-date, cost of sales increased 80 basis points compared to last year primarily as a result of higher distribution costs. Year-to-date, occupancy costs increased 110 basis points compared to last year primarily as a result of the deleveraging of occupancy costs on lower comparable store sales and increased property taxes.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $1.4 million, or 1.8%, to $81.4 million in the third quarter of fiscal 2007 compared to $80.0 million in the third quarter of fiscal 2006. As a percentage of net sales, SG&A expenses decreased 20 basis points to 36.9% in the third quarter of fiscal 2007 compared to 37.1% last year. The 20 basis point decrease was primarily related to a 150 basis point decrease in advertising expense due to a shift in the timing of advertisements to the fourth quarter compared to the third quarter last year partially offset by an increase in other SG&A expenses of 130 basis points primarily due to higher store fixture and signage costs related to the holiday set up, a severance charge related to the departure of its former CFO and decreased leverage on sales as a result of lower comparable store sales.

Year-to-date, SG&A expenses increased $9.5 million, or 4.3%, to $232.7 million compared to $223.2 million last year. As a percentage of net sales, year-to-date SG&A expenses increased 150 basis points to 36.2% compared to 34.7% last year primarily due to decreased leverage on sales as a result of lower comparable store sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $0.7 million for the third quarter of fiscal 2007 compared to $2.6 million for the third quarter of fiscal 2006. The Company opened three new stores in the third quarter of fiscal 2007 compared to eleven new stores in the same period last year. Year-to-date, store preopening expenses were $2.9 million compared to $4.9 million for the same period last year, with thirteen stores opened compared to twenty for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.4 million for the third quarter of fiscal 2007 compared to $2.4 million for the third quarter of fiscal 2006. Year-to-date, net interest expense was $8.2 million compared to $5.0 million for the same period last year. The increase in net interest expense was primarily due to additional long-term debt related to the Virginia and Stockton distribution center sale-leaseback transactions and the Stockton distribution center expansion; and to higher seasonal borrowings under the Company’s revolving line of credit.

Income Taxes The Company’s effective tax rate was a benefit of 40.8% in the third quarter of fiscal 2007 compared to a benefit of 37.9% in the third quarter of fiscal 2006. The higher effective tax rate benefit was primarily due to an increase in federal tax credits and the benefit recognized related to a state tax law change. The Company expects its effective tax rate to be a benefit of approximately 39.1% for the fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at November 3, 2007 was $3.5 million compared to $3.4 million at October 28, 2006. The Company met its short-term liquidity needs and its capital requirements for the nine-month period ended November 3, 2007 with existing cash and cash provided from financing activities. The Company believes that the combination of its existing cash balances, cash generated from operations, and available borrowings under its secured revolving credit facility will be sufficient to finance its working capital, new store expansion and other capital projects for at least the next twelve months.

Distribution Center Activities On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way, L.L.C. (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, CA for net proceeds of $33.9 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B to lease the property. The Company used the proceeds from the sale of approximately $34.3 million to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of total minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of November 3, 2007, the balance of the financing obligation was approximately $38.0 million, which includes approximately $4.0 million of long-term debt carried over from its prior subground lease agreement, and was included on the Company’s condensed consolidated balance sheet as long-term debt.

Cash Flows From Operating Activities Net cash used in operating activities totaled $86.1 million year-to-date compared to $105.8 million in the same period last year, a decrease of $19.7 million. The decrease in net cash used in operations compared to last year was primarily due to lower inventory growth, an increase in accounts payable, and less cash used for the payment of income taxes, partially offset by a higher net loss.

Cash Flows From Investing Activities Net cash used in investing activities, primarily resulting from the purchase of property and equipment, totaled $28.8 million year-to-date, a $17.5 million decrease compared to the same period last year. Net cash used in investing activities decreased because the Company spent $10.2 million year-to-date on the expansion of the Stockton distribution facility versus $18.1 million last year and only opened 13 stores year-to-date versus 20 stores last year.

The Company estimates that fiscal 2007 capital expenditures will approximate $30.4 million; including approximately $6.5 million for new stores, $11.0 million to expand the distribution center in Stockton, CA, $5.6 million for management information systems projects, and $7.3 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $105.7 million year-to-date compared to $115.2 million in the same period last year. Year-to-date, the Company had net proceeds from its revolving credit line of $104.4 million compared to $90.0 million last year. Proceeds from long-term debt were $39.6 million related to the construction of its new general merchandise distribution facility in Stockton, CA and its subsequent sale-leaseback compared to proceeds from long-term debt of $47.3 million last year comprised of $29.8 million from the sale-leaseback of the Stockton, CA distribution facility and $17.5 million borrowed against the line of credit to finance the construction of its new general merchandise distribution facility. In conjunction with the sale-leaseback of the newly constructed distribution facility in Stockton, California, the Company paid down $36.0 million in long-term debt. For the same period last year, the Company used a portion of the net proceeds from the sale of the Stockton distribution facility of $29.8 million to retire $18.2 million of long-term debt. Principal payments on long-term debt were $409,000 year-to-date compared to $2.8 million last year.

Revolving Line of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and acquired by the Company in the future. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of November 3, 2007, the Company was in compliance with its loan covenant requirements, had $104.4 million in borrowings and $8.2 million in outstanding letters of credit, and had credit available under the Credit Agreement of $87.4 million.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments increased from amounts disclosed as of February 3, 2007, including an increase of $104.4 million in borrowings on our revolving credit line and $3.2 million in additional long-term borrowings. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations, which were outside of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section.

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

Seasonality

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of its net sales for the entire fiscal year.

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

The Company’s management, including its principal executive officer and principal financial officer, concluded as of February 3, 2007 in its Annual Report on Form 10-K, for the year then ended, that its disclosure controls and procedures were not effective as of February 3, 2007 due to the existence of material weaknesses in its internal controls. Refer to management’s discussion under “Item 9A Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for more information about the material weaknesses and their impact on the Company’s disclosure controls and procedures. As of November 3, 2007, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s on-going evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Specifically, management has concluded that the material weaknesses identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 have been fully remediated. The Company’s evaluation and conclusions set forth above have not been audited by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 3, 2007, the Company completed corrective actions that it believes have strengthened its internal controls over financial reporting. These corrective actions were designed to remediate the material weaknesses described in “Item 9A Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended

February 3, 2007. Specifically, the Company reported in its Form 10-K for the fiscal year ended February 3, 2007 that its controls failed to adequately identify, document and analyze the conditions that should have been considered relative to i) reconciliation of the inventory sub-ledgers to the general ledger to ensure data integrity and identify potential errors in inventory; ii) reconciliation of accounts payable sub-ledger to the general ledger to properly record received not invoiced inventory and invoiced not received inventory; iii) review of vendor returns and receiving adjustments to ensure accurate reflection in the inventory and accounts payable balances; iv) timely and accurate processing of inventory received not invoiced; v) consistent treatment and recording of reserve estimates and vi) the proper investigation and resolution of reconciling items on a timely basis.

To address the material weaknesses discussed above, management undertook the following actions:

1.	The Company added personnel with the requisite knowledge of internal controls and financial reporting to strengthen the quality of the reconciliation processes within the inventory and accounts payable areas.

2.	The Company added quality control reviews within the accounting function to ensure reconciliations are completed accurately, in a timely manner and with proper management review.

3.	The Company added system based integrity controls to ensure the accurate and complete flow of data between the sub-ledgers and the general ledger.

4.	The Company lowered the threshold required for management review and approval of accounts payable and inventory transactions.

5.	The Company strengthened internal policies within the accounts payable area to identify and limit the conditions under which purchase transactions can occur and age without a three-way match of purchase order, receipt and vendor invoice.

6.	The Company strengthened internal accounting policies to require a consistent application of all reserves and estimate methodologies.

Additionally, the Company tested the effectiveness of the enhanced controls and assessed the effect of the changes on the Company’s internal control over financial reporting. The Company believes that such corrective actions and enhanced controls remediated the previously identified material weakness. The Company’s evaluation and conclusions set forth above have not been audited by its independent registered public accounting firm.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Fourth Amended and Restated Employment Severance Agreement dated September 10, 2007 between Cost Plus, Inc. and Jane Baughman incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 11, 2007.

10.2	Employment Severance Agreement dated September 27, 2007 between Cost Plus, Inc. and Timothy Lester.

10.3	Employment Severance Agreement dated September 28, 2007 between Cost Plus, Inc. and Jeffrey Turner.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

Date: December 10, 2007	By:	/s/ JANE L. BAUGHMAN
Jane L. Baughman Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Fourth Amended and Restated Employment Severance Agreement dated September 10, 2007 between Cost Plus, Inc. and Jane Baughman incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 11, 2007

10.2	Employment Severance Agreement dated September 27, 2007 between Cost Plus, Inc. and Timothy Lester.

10.3	Employment Severance Agreement dated September 28, 2007 between Cost Plus, Inc. and Jeffrey Turner.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.