Form 10-K
period 2008-02-02
COST PLUS INC/CA/
filed 2008-04-17
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission file number 0-14970

COST PLUS, INC.

(Exact name of registrant as specified in its charter)

California	94-1067973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 4th Street Oakland, California	94607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code(510) 893-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
(NASDAQ Global Select)

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on August 3, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $129.4 million as reported for such date on the Nasdaq Global Select Market. As of April 14, 2008, 22,087,113 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2008 (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part hereof.

COST PLUS, INC.

2007 FORM 10-K

Some of the statements under the sections entitled “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements, which reflect Cost Plus, Inc.’s (the “Company”) current beliefs and estimates with respect to future events and the Company’s future financial performance, business, operations and competitive position. Forward looking statements may be identified by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. The forward-looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual results or performance to differ materially from those expressed in such forward-looking statements due to a number of factors including those set forth in Risk Factors in this Form 10-K and in documents which are incorporated by reference herein. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent the Company’s expectations only as of the date they are made. The Company does not undertake any obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products in the United States. Cost Plus, Inc. was organized as a California corporation in November 1946 and opened its first retail store in 1958 in San Francisco, California. As of February 2, 2008, the Company operated 298 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 34 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

Cost Plus World Market’s expansion strategy is to open stores primarily in metropolitan and suburban markets that can support multiple stores and enable the Company to achieve advertising, distribution and operating efficiencies. The Company may also enter mid-sized markets that can support one or two stores that the Company believes can meet its profitability criteria. The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. In the fiscal year ended February 2, 2008, the Company opened a total of 15 new stores, including 12 in the existing markets of Palm Dessert, CA; Boise, ID; Phoenix, AZ; Reno, NV; Salt Lake City, UT; Albuquerque, NM; Dallas Ft. Worth and San Antonio, TX; Omaha, NE; Milwaukee, WI; Orlando, FL; Chicago, IL; and three in the new markets of Bozeman, MT; Amarillo, TX and Myrtle Beach, SC. In addition to opening 15 new stores in fiscal 2007, the Company also closed four stores. In fiscal 2008, the Company intends to open stores in existing states in order to reinforce its brand and to maximize the effectiveness of its advertising budget.

On January 21, 2008, the Board of Directors of Cost Plus, Inc. (the “Company”), approved a plan for the Company to exit eight underperforming media markets while closing 18 of its existing stores during fiscal 2008, of which 13 will be considered discontinued operations. In addition, the Board of Directors approved a plan to reduce the Company’s corporate workforce by approximately 10%. The Company is taking these actions to reduce costs, to enable it to increase its brand presence in better performing markets, and to help position the Company to return to sustainable profitability and future long-term growth. Cost Plus World Market’s current focus is to reconnect with its loyal customer base and reinforce its value pricing strategy.

The Company’s website address is www.worldmarket.com. The Company has made available through its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise and shopping environment differentiates it from other retailers. Many of Cost Plus World Market’s products are proprietary or private label. The “World Market” brand name or other brand names exclusive to the Company often incorporate the Company’s own designs, and have quality standards and specifications typically not available at department stores or other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins and stronger consumer values than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries and many of these goods are handcrafted by local artisans. The Company’s product offering is designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, bath linens, lamps, window coverings, frames, and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products include an assortment of products organized around a variety of themes such as baking, food preparation, barbecue and international dining.

Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, candles, framed art, and holiday and other seasonal items. The Company’s offering also includes a unique assortment of jewelry, fashion accessories and personal care items. Because many of the gift, jewelry and collectible items come from around the world, they contribute to the exotic atmosphere of the stores. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season.

Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and bottled water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores that have been privately bottled and imported from around the world. State regulations may limit or restrict the Company’s ability to sell alcoholic beverages. Consumable products, particularly beverages, generally have lower margins than the Company’s average. Gourmet foods include packaged products from around the world and seasonal items that relate to “traditional” holidays and customs. Packaged snacks, candy and pasta are often displayed in open barrels and crates. Food items typically have a shelf life of six months or longer.

The Company classifies sales into the home furnishings and consumables product lines with sales as a percentage of total sales for the prior three fiscal years for these categories as follows:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Home Furnishings	61%	61%	61%
Consumables	39%	39%	39%

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company marks down retail prices of items that do not meet its turnover expectations.

Format and Presentation. The Company’s stores are designed to evoke the feeling of a “world marketplace” through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct “shops” within the store and in-store activities such as food and coffee tastings and wine tasting in some states. The Company believes that its “world marketplace” effect provides customers with a fun shopping experience and encourages browsing throughout the store.

The average selling space of a Cost Plus World Market store is approximately 15,700 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center where four zones, with bulk displays highlighting sharply priced items, lead the customer into different product areas. The Company has a seasonal shop, usually located in the heart of the store, which features seasonal products and themes, such as the holiday shop, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. Approximately 3,000 square feet of back office and stock space are included in the total square footage at a store, which averages about 18,700 square feet per store.

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

Pricing. Cost Plus World Market offers quality products at competitive prices. The Company complements its everyday low price strategy with selected product promotions and opportunistic buys, enabling the Company to pass on additional savings to the customer. The Company routinely shops a variety of retailers to ensure that its products are competitively priced.

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

Advertising

The Company’s marketing program is a multimedia strategy utilizing print, electronic and non-traditional media, including weekly newspaper circulars, daily newspaper advertisements, direct mail, radio, e-mail correspondence and online search functionality. Each medium is used to highlight product offerings and communicate promotional activity. In addition, the Company uses a series of advertising elements and store-based event activity to highlight grand openings of new stores. This activity is directed to be both specific to each store opening and to the general market in which the new store is located.

The Company offers selected products on its website at www.worldmarket.com which provides customers with purchase options and product information for items sold in stores. The Company’s website is designed to leverage a multi-channel philosophy, giving customers an additional touch point with its merchandise and marketing and to increase traffic at its stores.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers, one of which represented approximately 10% and another which represented approximately 12% of total purchases in the fiscal year ended February 2, 2008. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing primarily controlled by the corporate buying office.

The Company currently services its stores from its distribution centers located in Stockton, California (“California”) and Windsor, Virginia (“Virginia”). Domestically sourced merchandise is usually delivered to the distribution centers by common carrier or by Company trucks.

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

Employees

As of February 2, 2008, the Company had 2,719 full-time and 3,986 part-time employees. Of these, 5,897 were employed in the Company’s stores, and approximately 808 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 11 stores in Northern California are covered by a collective bargaining agreement that expires on May 31, 2008. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Aaku,” “Asian Passage,” “Atacama with logo” and “Atacama” logo, “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crandall Brooks,” “Credo,” “Crossroads,” “Donaletta with logo,” “Electric Reindeer” and “Electric Reindeer” logo, “Marche du Monde with logo” and “Marche du Monde” logo, “Market Classics,” “Maui Morning,” “Mercado Del Mundo,” “Praline Perk,” “Seacliff” and “Seacliff” logo, “Soiree,” “Texas Turtle,” “Villa Vitale,” and “World Market” marks with the United States Patent and Trademark Office on the Principal register. The company has pending applications to register its “Cabulous,” “Chardonyeah!,” “Tales of the Sip,” “The Big Sipper,” “There with logo,” and “Zinfatuation” with the United States Patent and Trademark Office. In Canada, the Company has registered its “Cost Plus” mark and has applied to register its “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. In Mexico, the Company has registered its “Mercado Del Mundo” and “World Market” marks. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

ITEM 1A.	RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider these risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K and in the Company’s other public filings. If any of such risks and uncertainties materialize, the Company’s business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, the Company’s business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our business is highly seasonal, and our operating results fluctuate significantly from quarter to quarter.

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

Our quarterly operating results may also fluctuate based on such factors as:

•	delays in the flow of merchandise to our stores;

•	the number and timing of new store openings and related store pre-opening expenses;

•	the amount of sales contributed by new and existing stores;

•	the mix of products sold;

•	the timing and level of markdowns;

•	store closings or relocations;

•	competitive factors;

•	changes in fuel and other shipping costs;

•	general economic conditions;

•	foreign exchange rates;

•	labor market fluctuations;

•	the impact of terrorist activities;

•	our ability to acquire merchandise and manage inventory levels;

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	changes in accounting rules and regulations; and

•	unseasonable weather conditions.

These fluctuations may also cause a decline in the market price of our common stock.

Our success depends to a significant extent upon the overall level of consumer spending.

As a retail business our success depends to a significant extent upon the overall level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, credit and financial markets, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of our stores are located in the western United States, especially in California. Lower levels of consumer spending in this region could have a material adverse affect on our financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for our merchandise, may limit our ability to increase prices and may require us to incur higher selling and promotional expenses, which in turn would harm our business and operating results.

The occurrence or the threat of international conflicts or terrorist activities could harm our business and result in business interruptions.

A significant portion of the merchandise that we sell is purchased in other countries and must be shipped to the United States, transported from the port of entry to our distribution centers in California or Virginia and distributed to our stores from the distribution centers. The precise timing and coordination of these activities is crucial to our business. The occurrence or threat of international conflicts or terrorist activities and the responses to those developments, for example, the temporary shutdown of a port that we use, could have a significant impact upon our business, our personnel and facilities, our customers and suppliers, the retail and financial markets and general economic conditions.

Our business and operating results are sensitive to changes in energy and transportation costs.

We incur significant costs for the transportation of goods from foreign ports to our distribution centers and stores and for utility services in our stores, distribution centers and corporate offices. We continually negotiate pricing for certain transportation contracts and, in a period of rising fuel costs such as we have recently experienced, we expect that our vendors for these services will increase their rates to compensate for the higher energy costs. We may not be able to pass a portion of these increased costs on to our customers and remain competitively priced.

We must continue to increase sales from existing stores and open new stores to carry out our growth strategy.

Our ability to increase our sales and earnings depends in part on our ability to continue to open new stores and to operate these stores on a profitable basis. Our continued growth also depends on our ability to increase sales in our existing stores. We opened a net of 11 stores in fiscal 2007 and presently plan on closing 18 stores and opening 17 new stores in fiscal 2008. In fiscal 2008, the Company plans to focus on opening stores in existing markets. When we open additional stores in existing markets, it can result in lower sales from existing stores in that market. The success of our planned store openings will depend upon many factors, including the following:

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

We cannot assure that we will be able to achieve our planned store openings, integrate new stores effectively into our existing operations or operate our new stores profitably.

Our operating results will be harmed if we are unable to improve our comparable store sales.

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. Fiscal 2006 was 53 weeks; therefore, to ensure a meaningful comparison, comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis. In fiscal 2007, comparable store sales decreased by 5.4% from fiscal 2006. Various factors affect comparable store sales, including:

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

Interruption of the supply chain and/or ability to obtain products from suppliers.

The products we sell are procured from a wide variety of domestic and foreign suppliers and are distributed to our stores through distribution facilities in Stockton, California and Windsor, Virginia, as well as direct store delivery. Any significant interruption in our ability to source the products and the efficiency of distributing such products to our stores, would harm our business and operating results.

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

We rely on various key management personnel to ensure our success.

Our success will continue to depend on our key management personnel. The loss of the services of one or more of these executive officers or other key employees could harm our business and operating results. We do not maintain any key man life insurance policies.

We have significant indebtedness.

We have significant debt and may incur substantial additional debt in the future. A significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenants, we would be in default and the lenders would have the right to accelerate full payment of the loans. In such event, we might not have sufficient cash resources to repay the lenders and we might not be able to refinance our debt on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in our business and competition; and to react in the event of an economic downturn.

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

Impact of natural disasters.

The occurrence of one or more natural disasters, including earthquakes (particularly in California where our Stockton distribution center is located and approximately 28.5 percent of our sales were generated in fiscal 2007) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

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

We have significant purchase obligations with suppliers outside of the United States. During fiscal 2007, approximately 3.7% of these purchases were settled in currencies other than the United States dollar, compared to approximately 3.0% of purchases in fiscal 2006. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

Provisions in our charter documents as well as our shareholders’ rights plan could prevent or delay a change in control of our Company and may reduce the market price of our common stock.

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

Changes to estimates related to the Company’s property and equipment, or operating results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets.

The Company makes certain estimates and projections with regards to individual store operations in connection with its impairment analyses for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s results of operations could be adversely affected.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the market price of our stock.

Effective internal control is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of April 14, 2008, the Company operated 305 stores in 34 states. The average selling space of a Cost Plus World Market store was approximately 15,700 square feet. The total average square footage of a Cost Plus World Market store was approximately 18,700 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	5	Idaho	2	Minnesota	7	Oregon	7
Arizona	13	Illinois	19	Mississippi	1	South Carolina	7
California	73	Indiana	2	Missouri	6	South Dakota	1
(Northern California	31)	Iowa	1	Montana	2	Tennessee	7
(Southern California	42)	Kansas	2	Nebraska	3	Texas	33
Colorado	7	Kentucky	2	Nevada	5	Utah	2
Delaware	1	Louisiana	6	New Mexico	3	Virginia	10
Florida	15	Maryland	3	North Carolina	12	Washington	11
Georgia	8	Michigan	11	Ohio	13	Wisconsin	5

The Company leases land and buildings for 299 stores (of which 11 are capital leases) and leases land and owns the buildings for six stores. The Company currently leases its executive headquarters in Oakland, CA pursuant to a lease that expires in October 2008.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Stockton, CA on 55 acres of land. The distribution center has two separate but adjacent facilities, one of which is used primarily for furniture distribution and the other is primarily used for general merchandise distribution. The California distribution center is the Company’s primary distribution center for its stores in the western United States. The Company owned the property prior to leasing it. The initial term of the building lease expires April 30, 2026. The company has two options to renew for five year terms each and one option to renew for a term of four years. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Windsor, VA on 82 acres of land. The Company owned the property prior to leasing it. The initial term of the lease expires December 21, 2026. The Company has the option to renew for four consecutive terms of five years each. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet.

The Company believes its current distribution facilities are adequate to meet its needs and will be able to accommodate future store growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding other than claims and litigation that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of any unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, which may extend into future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Barry J. Feld	51	Chief Executive Officer, President and Director
Michael J. Allen	53	Executive Vice President, Store Operations
Joan S. Fujii	61	Executive Vice President, Human Resources
Jane L. Baughman	41	Executive Vice President and Chief Financial Officer
Rayford K. Whitley	44	Senior Vice President, Supply Chain
George K. Whitney	54	Senior Vice President, Merchandising
Jeffrey A. Turner	45	Senior Vice President, Chief Information Officer
Carrie F. Crooker	48	Senior Vice President, Store Operations

Mr. Feld was appointed Chief Executive Officer and President of Cost Plus, Inc. in October 2005. From August 1999 until October 2005, Mr. Feld was President, Chief Executive Officer and Chairman of the Board of Directors of PCA International, Inc., the largest North American operator of portrait studios focused on serving the discount retail market. From November 1998 to June 1999, Mr. Feld was President and Chief Operating Officer of Vista Eyecare, Inc., a specialty eyecare retailer. He joined Vista Eyecare as a result of its acquisition of New West Eyeworks, Inc., where he had been serving as President and a director since May 1991 and as Chief Executive Officer and a Director since February 1994. From 1987 to May 1991, Mr. Feld was with Frame-n-Lens Optical, Inc., where he served as its president prior to joining New West. Prior to that, he served in various senior management positions at Pearle Health Services for 10 years and, for a number of years, he served as an acquisition and turnaround specialist for optical retail groups acquired by Pearle. PCA International filed for protection under Chapter 11 of the federal Bankruptcy Code in August 2006.

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

Ms. Baughman was named the Company’s Executive Vice President, Chief Financial Officer in August 2007. Ms. Baughman joined the Company in February 1996 as Manager of Merchandise Planning. She was promoted to Director of Financial Planning in June 1999 and then to Vice President of Financial Planning, Treasurer and Corporate Secretary in August 2001. In October 2006, she was promoted to Senior Vice President of Financial Operations. Prior to joining the Company, Ms. Baughman served in various financial positions for The Nature Company and The Gap, Inc., and in investment banking as a financial analyst for Dillon Read & Co., Inc.

Mr. Whitley joined the Company in November 2005 as Senior Vice President, Supply Chain. He is responsible for global logistics, distribution, merchandise planning & allocation, business intelligence, supply chain operations, and our E-commerce business. Prior to joining Cost Plus World Market, Mr. Whitley served from August 2001 to October 2005 in a variety of roles at Williams-Sonoma, Inc. culminating in the position of Vice President, Supply Chain Optimization & Store Operations. Prior to this Mr. Whitley worked for Gap, Inc., Coopers & Lybrand LLP, and Ernst & Young LLP.

Mr. Whitney joined the Company in December 2006 as Senior Vice President of Merchandising, bringing 29 years of retail and wholesale merchandising, as well as product development experience. He held a number of senior level buying and store merchandising positions with Macy’s West, including Vice President, Divisional Merchandising Manager for The Cellar (housewares and food) from 1990 to 1995. After 17 years at Macy’s, Mr. Whitney went on to a variety of entrepreneurial retail and wholesale ventures, including Vice President of Merchandising for the Discovery Channel retail venture. From 1999 to 2002 Mr. Whitney held the position of Vice President, General Merchandise Manager for Home Style with the television retailer, QVC, Inc. During 2002 Mr. Whitney relocated to Hong Kong, where he was the founder and Managing Director of a product development trading company subsidiary for Thomas Pacconi Classics International Ltd., a major home products supplier. Upon returning to the U.S. during 2004, he served as Vice President for Replication Services for CAV Distributing Corp., a privately held DVD manufacturer, licensor and distributor.

Mr. Turner joined the Company in September 2007 as Senior Vice President and Chief Information Officer bringing 24 years of information technology experience, as well as 16 years of retail systems experience. Prior to joining Cost Plus World Market, Mr. Turner served as the Senior Vice President and Chief Information Officer for Restoration Hardware from June 2004 to September 2007. Mr. Turner also held senior level information technology positions at Levi Strauss & Co. and Gap Inc. from 1991 to 2004. He served as the Vice President, Global and North America Development at Levi Strauss & Co. from August 2001 to February 2004, and he served from September 1991 to July 2001 in a variety of roles at Gap Inc. culminating in the position of Vice President, Global Store Technology. Mr. Turner began his career in management consulting with Arthur Andersen in July 1984.

Ms. Crooker joined the Company in March 2003 as the Regional Director for the Western Region. In January of 2005 she was promoted to Vice President of Store Operations and, ultimately, assumed responsibility for both the Eastern and Western Regions in the company. In August of 2007 she was promoted to Senior Vice President of Store Operations. Prior to coming to Cost Plus World Market, Ms. Crooker worked for Target Corporation for 16 years in a variety of Store Operations roles. These roles included Target’s expansion into central and northern California in the late 1980’s. Ms. Crooker has been focused on field operations during her career and her roles at Target included, but were not exclusive to, Store Team Leader and District Team Leader.

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

Fiscal Year Ended February 2, 2008

	Price Range
	High	Low
First Quarter	$11.20	$8.80
Second Quarter	9.74	5.86
Third Quarter	5.70	2.89
Fourth Quarter	5.81	2.97

Fiscal Year Ended February 3, 2007

	Price Range
	High	Low
First Quarter	$20.18	$16.21
Second Quarter	17.38	13.26
Third Quarter	13.51	9.36
Fourth Quarter	14.18	9.64

As of March 27, 2008, the Company had 49 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 5,300 shareholders in total as of the same date.

Dividend Policy

To date, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so. Certain provisions of the Company’s loan agreements restrict the ability of the Company to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares in fiscal 2004 under the program. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase under the program. There were no shares repurchased under the program during fiscal 2007, 2006 or fiscal 2005. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from our proxy statement to be filed for our 2008 Annual Meeting of Shareholders. See Item 12 of this Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq National Market—U.S. Index and the Nasdaq CRSP Retail Group Index from January 31, 2003 through the fiscal year ended February 2, 2008. In preparing the graph it was assumed that: (i) $100 was invested on January 31, 2003 in our common stock at $23.60 per share (adjusted for stock splits), the Nasdaq National Market—U.S. Index and the Nasdaq CRSP Retail Group Index; and (ii) all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this proxy statement, in whole or in part, the following performance graph shall neither be incorporated by reference into any such filings nor be incorporated by reference into any future filings.

*	$100 invested on 1/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending February 2, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(In thousands, except per share amounts and selected operating data)	Fiscal Year[1]
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$1,023,897	$1,040,309	$970,441	$908,560	$801,566
Cost of sales and occupancy	736,596	739,257	649,041	601,732	520,109

Gross profit	287,301	301,052	321,400	306,828	281,457
Selling, general and administrative expenses	329,690	318,477	281,719	251,223	220,288
Store preopening expenses	3,443	5,650	8,186	7,552	6,845
Impairment of goodwill	—	4,178	—	—	—

Income (loss) from operations	(45,832)	(27,253)	31,495	48,053	54,324
Net interest expense	11,613	7,126	5,143	2,983	3,285

Income (loss) before income taxes	(57,445)	(34,379)	26,352	45,070	51,039
Income tax (benefit) expense	(1,945)	(11,843)	9,763	16,891	18,352

Net income (loss)	$(55,500)	$(22,536)	$16,589	$28,179	$32,687

Net income (loss) per share—basic	$(2.51)	$(1.02)	$0.75	$1.29	$1.51
Net income (loss) per share—diluted	$(2.51)	$(1.02)	$0.75	$1.26	$1.46
Weighted average shares Outstanding—basic	22,086	22,068	22,004	21,840	21,624
Weighted average shares outstanding—diluted	22,086	22,068	22,100	22,323	22,349

Selected Operating Data:
Percent of net sales:
Gross profit	28.1%	28.9%	33.1%	33.8%	35.1%
Selling, general and administrative expenses	32.2%	30.6%	29.0%	27.7%	27.5%
Income (loss) from operations	(4.5)%	(2.6)%	3.2%	5.3%	6.7%
Number of stores:
Opened during period	15	24	35	34	31
Closed during period	4	4	5	1	2
Open at end of period	298	287	267	237	204
Average sales per selling square foot[2]	$223	$237	$247	$260	$267
Comparable store sales increase (decrease)[3]	(5.4)%	(3.3)%	(2.6)%	0.9%	2.7%

Balance Sheet Data (at period end):
Working capital	$161,129	$198,749	$188,463	$193,406	$183,644
Total assets	553,747	569,546	529,571	492,203	433,041
Long-term debt and capital lease obligations, less current portion	122,769	121,567	62,319	50,591	36,167
Total shareholders’ equity	237,519	291,459	310,395	287,481	262,718
Current ratio	2.03	2.73	2.60	2.62	2.77
Debt to equity ratio	60.2%	42.4%	22.3%	18.9%	14.5%

1.	The Company’s fiscal year end is the Saturday closest to the end of January. Fiscal 2006 was 53 weeks and ended on February 3, 2007. All other fiscal years presented consisted of 52 weeks.
2.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
3.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. Comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of results of operations, financial condition, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K. The fiscal year ended February 2, 2008 (fiscal 2007) included 52 weeks, fiscal year ended February 3, 2007 (fiscal 2006) included 53 weeks, and the fiscal year ended January 28, 2006 (fiscal 2005) included 52 weeks.

Overview

Cost Plus, Inc is a leading specialty retailer of casual home furnishings and entertaining products. As of February 2, 2008, the Company operated 298 stores in 34 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

In fiscal 2007, the Company continued to experience a declining same store sales trend but believes the fundamentals of the business have been restored and its turnaround efforts have taken hold. This is evidenced by continuing improvement in buyer margin, inventory turn, customer count and average ticket metrics. The Company has taken actions to exit underperforming media markets in order to increase its brand presence in better performing markets. On January 21, 2008, the Board of Directors of Cost Plus, Inc. approved a plan for the Company to exit eight underperforming media markets while closing 18 of its existing stores during fiscal 2008, of which 13 will be considered discontinued operations.

Net sales for the fifty-two week fiscal year 2007 decreased 1.6% to $1.02 billion from $1.04 billion for the fifty-three week fiscal year 2006 while comparable store sales for the year decreased 5.4% compared to a 3.3% decrease in fiscal 2006.

Net loss in fiscal 2007 was $55.5 million, or $2.51 per diluted share, versus a net loss in fiscal 2006 of $22.5 million, or $1.02 per diluted share. Fiscal 2007 results include a non-cash charge of $20.1 million, or $0.91 per diluted share, for a deferred tax asset valuation allowance and a $2.3 million, or $0.06 per diluted share, non-cash impairment charge to write-down property and equipment related to the store closures that will occur in fiscal 2008 from exiting the eight underperforming media markets. Fiscal 2006 results included a markdown charge of $3.7 million, or $0.17 per diluted share taken in the second quarter to clear discontinued merchandise and also included significant additional markdowns related to promotional activities to clear seasonal merchandise in the second half of the year. The net loss in fiscal 2006 also included a non-cash impairment charge of $4.2 million, or $0.17 per diluted share, for the write-down of goodwill.

The Company opened 15 new stores and closed four during fiscal 2007 to end the year with 298 stores. The Company expects to close 18 stores and to open 17 new stores in fiscal 2008.

Fiscal 2007 (52 weeks) Compared to Fiscal 2006 (53 weeks)

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales decreased $16.4 million, or 1.6%, to $1.02 billion in the fifty-two week fiscal 2007 from $1.04 billion in the fifty-three week fiscal 2006. The decrease in net sales was attributable to a decrease in comparable store sales. Comparable store sales decreased 5.4% compared to a decrease of 3.3% in 2006. Comparable store sales decreased primarily as a result of decreased customer traffic, partially offset by an increase in average transaction size. As of February 2, 2008, the calculation of comparable store sales included a base of 282 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. As of February 2, 2008, the Company operated 298 stores compared to 287 stores as of February 3, 2007. Consistent with the National Retail Federation reporting calendar, fiscal 2007 was a fifty-two week year for the Company compared to a fifty-three week year in fiscal 2006.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales and consumables were 39% of sales in 2007 and 2006.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, decreased $2.7 million, or 0.4%, to $736.6 million in 2007 compared to $739.3 million in 2006. As a percentage of net sales, total cost of sales and occupancy increased 80 basis points to 71.9% in 2007 from 71.1% in 2006. The 80 basis point increase was due to an increase in occupancy costs of 70 basis points primarily from decreased leverage on sales as a result of lower comparable store sales and an increase in cost of goods sold of 10 basis points primarily related to higher distribution costs.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $11.2 million, or 3.5%, to $329.7 million in 2007 compared to $318.5 million in 2006. As a percentage of net sales, SG&A expenses for 2007 increased 160 basis points to 32.2% in 2007 from 30.6% in 2006. This was primarily due to decreased leverage on sales as a result of lower comparable store sales as well as higher store payroll expenses and higher depreciation expenses. Advertising expense for the year was approximately flat to last year both in dollars and as a percentage of sales. In fiscal 2007, the Company recorded a $2.3 million non-cash impairment charge to write-down property and equipment related to the store closures that will occur in fiscal 2008.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $3.4 million in 2007 compared to $5.7 million in 2006. The Company opened 15 stores in 2007 compared to 24 stores in 2006. Per store average preopening expense was flat compared to last year. Rent expense included in store preopening expenses was approximately $0.5 million in 2007 versus $1.1 million in 2006. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $11.6 million in 2007 compared to $7.1 million in 2006. The increase in net interest expense was primarily due to additional long-term debt related to the Virginia and California distribution center sale-leaseback transactions, the California distribution center expansion, and higher seasonal borrowings under the Company’s revolving line of credit. Excluded from net interest expense was interest capitalized primarily related to distribution center projects totaling $825,000 and $729,000 for fiscal years 2007 and 2006, respectively.

Income Taxes The Company’s effective tax rate before valuation allowance was a benefit of 38.3% in 2007 and a benefit of 34.4% in 2006. The increase in the tax benefit (before valuation allowance) was primarily due to an impairment write-down of non-deductible goodwill in fiscal year 2006. After considering the valuation allowance of $20.1 million recorded in 2007, the Company’s effective tax rate is 3.4%. For fiscal 2007, the Company had net deferred tax assets of $1.9 million, of which $8.6 million was included in other assets and $6.7 million was included in other current liabilities on the Company’s consolidated balance sheet. For fiscal 2006, the Company had a net deferred tax asset of $5.3 million, of which $14.9 million was included in other assets and $9.6 million was included in other current liabilities on the Company’s consolidated balance sheet. For fiscal 2008, the Company expects that the effective tax rate after valuation allowance will be consistent with the fiscal 2007 effective tax rate.

Fiscal 2006 (53 weeks) Compared to Fiscal 2005 (52 weeks)

Net Sales Net sales consist almost entirely of retail sales but also include direct-to-consumer sales and shipping revenue. Net sales increased $69.9 million, or 7.2%, to $1.04 billion in 2006 from $970.4 million in 2005. The increase in net sales was attributable to an increase in new store sales partially offset by a decrease in comparable store sales. Comparable store sales decreased 3.3%, or $32.1 million, in 2006 compared to a decrease of 2.6%, or $22.4 million, in 2005. Comparable store sales decreased primarily as a result of decreased customer traffic and a decrease in average transaction size. The decrease in average transaction size was primarily due to heavy discounting and a focus on providing more value-oriented products. As of February 3, 2007, the calculation of comparable store sales included a base of 260 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. New store sales increased $102.0 million, primarily driven by new store openings. As of February 3, 2007, the Company operated 287 stores compared to 267 stores as of January 28, 2006. Consistent with the National Retail Federation reporting calendar fiscal 2006 was a fifty-three week year for the Company compared to a fifty-two week year in fiscal 2005.

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

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $36.8 million, or 13.0%, to $318.5 million in 2006 compared to $281.7 million in 2005. As a percentage of net sales, SG&A expenses for 2006 increased 160 basis points to 30.6% in 2006 from 29.0% in 2005. This was primarily due to an increase in payroll and benefits costs of 80 basis points and an increase in advertising expense of 30 basis points. The increase in store payroll and advertising as a percentage of net sales was primarily due to decreased leverage on sales as a result of lower comparable store sales in fiscal 2006. The increase also included 30 basis points from the recording of share-based compensation due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) at the beginning of fiscal 2006.

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

Impairment of Goodwill In fiscal 2006, the Company recorded a $4.2 million non-cash charge as a result of the impairment to goodwill. Based upon its annual goodwill impairment test performed in the fourth quarter of 2006, the Company reduced all of the goodwill attributed to the acquisition of Cost Plus, Inc. by BC Investments, Inc. in November of 1987. The impairment has been included as a separate line item before “income from operations” in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $7.1 million in 2006 compared to $5.1 million in 2005. The increase in net interest expense was primarily due to additional long-term debt related to the sale-leaseback of the California distribution center and higher average net borrowings under the Company’s revolving line of credit. Excluded from net interest expense was interest capitalized primarily related to distribution center projects totaling $729,000 and $434,000 for fiscal years 2006 and 2005, respectively.

Income Taxes The Company’s effective tax rate was a benefit of 34.4% in 2006 and a rate of 37.0% in 2005. The decrease in the tax rate was primarily due to the adoption of SFAS 123(R), “Share-Based Payment,” and an impairment write down of non-deductible goodwill.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2007 was $3.3 million compared to $12.7 million at the end of fiscal 2006. The Company’s primary uses for cash are to fund operating expenses, inventory requirements and new store expansion. Historically, the Company has financed its operations primarily from internally generated funds and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, internally generated funds and available borrowings will be sufficient to finance its working capital and other capital projects for at least the next twelve months.

Distribution Center Activities On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland-A”). In connection with the transaction, the Company sold its Stockton, California distribution center property to Inland-A for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement and a subground lease agreement with Inland-A to lease the property back. The Company used a portion of the proceeds from the sale of the property to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. On July 31, 2007, the Company entered into a new lease agreement, as described below, and as a result approximately $4.0 million of outstanding long-term debt was transferred to the new lease agreement and is being amortized thereunder. As of February 2, 2008, the balance of the financing obligation was $25.2 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, California for proceeds of $34.3 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B (“new lease agreement”) to lease the property back. In addition, the new lease agreement terminated and replaced the existing subground lease agreement which had an outstanding long-term debt balance of approximately $4.0 million. The Company used the proceeds from the sale to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of February 2, 2008, the balance of the financing obligation was approximately $38.0 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland-A, in which the Company sold its Windsor, Virginia distribution center property to Inland-A for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland-A to lease the property back. The Company used a portion of the net proceeds from the sale to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of February 2, 2008, the balance of the financing obligation was $52.0 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

Cash Flows From Operating Activities Net cash provided by operating activities totaled $5.0 million for fiscal 2007 versus net cash used in operating activities of $19.4 million in fiscal 2006. The increase in net cash provided by operations was primarily due to an increase in accounts payable reflecting the effect of better terms with vendors and timing factors, the add-back of a $20.1 million non-cash charge for a valuation allowance on the deferred tax assets, as well as less cash used for the payment of income taxes and a decrease in other assets. This was partially offset by a higher net loss.

Net cash used in operating activities totaled $19.4 million for fiscal 2006, versus net cash provided by operating activities of $44.2 million in fiscal 2005. The decrease in net cash provided by operations was primarily due to the net loss of $22.5 million in fiscal 2006 versus net income of $16.6 million in fiscal 2005. The decrease was also due to an increase in other assets related to an income tax receivable of $11.0 million due to the Company’s net loss for the year and higher inventory growth.

Cash Flows From Investing Activities Net cash used in investing activities totaled $33.1 million in fiscal 2007, a decrease of $30.7 million from fiscal 2006 due to decreased capital expenditures. In fiscal 2007, the Company spent $10.7 million on the expansion of the California distribution facility versus $36.8 million in fiscal 2006 and only opened 15 new stores compared to 24 new stores last year. The Company received net proceeds from the sale of property and equipment of $36,000 in fiscal 2007 compared to $3.7 million in fiscal 2006.

Net cash used in investing activities totaled $63.8 million in fiscal 2006, a decrease of $2.1 million from fiscal 2005. In fiscal 2006, the Company’s capital expenditures were $67.5 million compared to $66.0 million in fiscal 2005. The Company spent $36.8 million in fiscal 2006 on the expansion of the California distribution facility versus $33.0 million in fiscal 2005 on the purchase and renovation of the California distribution facility. The Company received net proceeds from the sale of property and equipment of $3.7 million in fiscal 2006 compared to $0.1 million in fiscal 2005.

The Company estimates that fiscal 2008 capital expenditures will approximate $14.8 million; including approximately $5.7 million for new stores, $3.8 million for management information systems and distribution center projects, and $5.3 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $18.7 million for fiscal 2007 compared to $55.5 million in fiscal 2006. The Company had net borrowings from its revolving credit line of $18.1 million in fiscal 2007 compared to no net borrowings last year. In fiscal 2007, proceeds from long-term debt were $39.6 million related to the sale-leaseback of its newly constructed general merchandise distribution facility in Stockton, California, compared to proceeds from long-term debt last year of $112.6 million related to the sale-leasebacks of the furniture distribution facility in Stockton, California and the Virginia distribution center as well as proceeds from long-term debt related to the aforementioned construction project.

The Company used a portion of the net proceeds from the sale of its newly constructed California distribution facility to pay-down $36.0 million in long-term debt during fiscal 2007. Principal payments on long-term debt were $597,000 compared to $3.4 million last year. In 2007, the Company received $16,000 from the issuance of common stock in connection with the exercise of employee stock options compared to $207,000 in fiscal 2006.

Net cash provided by financing activities was $55.5 million for fiscal 2006 compared to $19.2 million in fiscal 2005. The company incurred $82.1 million in long-term debt in fiscal 2006 related to the sale-leaseback of the California and Virginia distribution centers versus $20.0 million of long-term debt in fiscal 2005 for the purchase of the California distribution facility. In turn, the Company used a portion of the proceeds from the sale of its distribution centers to retire $52.3 million of existing long-term debt. During fiscal 2006, the Company began construction of a 500,000 square foot general merchandise distribution facility in Stockton, California that resulted in long-term debt of $30.5 million. In 2006, the Company received $207,000 from the issuance of common stock in connection with the exercise of employee stock options compared to $4.5 million in fiscal 2005.

Revolving lines of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of February 2, 2008, the Company was in compliance with its loan covenant requirements, had $18.1 million in borrowings and $12.9 million in outstanding letters of credit, and had credit available under the Credit Agreement of $158.5 million.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of February 2, 2008:

Contractual Obligations (in millions)[4]	Less than 1 year	1-3 years	4-5 Years	After 5 Years	Total Amount Committed
Operating leases	$83.4	$235.0	$115.0	$115.4	$548.8
Capital leases (principal and interest)	2.6	5.0	2.6	8.5	18.7
Long-term debt	0.8	2.6	1.9	109.9	115.2
Merchandise letters of credit	5.9	—	—	—	5.9
Loan Outstanding	18.1	—	—	—	18.1
Standby letters of credit	7.0	—	—	—	7.0
Purchase obligations[1]	129.5	—	—	—	129.5
Severance payments[2]	0.8	—	—	—	0.8
Interest[3]	8.3	25.1	17.2	219.3	269.9

Total	$256.4	$267.7	$136.7	$453.1	$1,113.9

1.	As of February 2, 2008, the Company had approximately $129.5 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
2.	Payable to the Company’s former CFO and various individuals impacted by the corporate workforce reduction.
3.	Represents interest expected to be paid on our deferred financing obligations related to the distribution centers.
4.	This table excludes $2.2 million of liabilities for uncertain tax positions under FIN 48, as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of February 2, 2008.

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

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specific election dates. This statement does not require any new fair value measurements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

Inflation

The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Quarterly Results and Seasonality

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods.

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008[1,2,3]
Net sales	$207,947	$215,185	$220,581	$380,184
Gross profit	57,977	52,234	61,895	115,195
Net loss	(11,113)	(17,985)	(13,944)	(12,458)
Net loss per weighted average share
Basic	$(0.50)	$(0.81)	$(0.63)	$(0.56)
Diluted	$(0.50)	$(0.81)	$(0.63)	$(0.56)
Number of stores open at end of period	292	296	297	298

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007¹
Net sales	$212,964	$215,275	$215,405	$396,665
Gross profit	65,382	53,669	65,320	116,681
Net income (loss)	(3,537)	(14,205)	(12,244)	7,450
Net income (loss) per weighted average share
Basic	$(0.16)	$(0.64)	$(0.55)	$0.34
Diluted	$(0.16)	$(0.64)	$(0.55)	$0.34
Number of stores open at end of period	272	274	283	287

1.	The three months ended February 2, 2008 was a thirteen-week period as compared to the three months ended February 3, 2007 which was a fourteen-week period.
2.	The three months ended February 2, 2008 included a $2.3 million non-cash impairment charge to write-down property and equipment for the stores planned to close in fiscal 2008.
3.	The three months ended February 2, 2008 included a $20.1 million non-cash charge for a deferred tax asset valuation allowance.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company’s net sales and most of its net income, if any, for the entire fiscal year. Any factors negatively affecting the Company during the Holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company’s financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for a full fiscal year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold. Significant deviations from projected demand for products could have a material adverse effect on the Company’s financial condition and results of operations, either by lost gross sales due to insufficient inventory or lost gross margin due to the need to mark down excess inventory.

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

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.4 million at the end of fiscal 2007 and fiscal 2006, and $0.3 million at the end of fiscal 2005.

Inventory Inventories are stated at the lower of cost or market with cost determined under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. The Company’s use of the RIM results in valuing inventories at lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as gross margin. The Company’s RIM utilizes multiple departments in which fairly homogeneous classes of merchandise inventories having similar gross margins are grouped. Management believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. Inventory costs also include certain buying and distribution costs related to the procurement, processing and transportation of merchandise.

Other Accounting Estimates Estimates inherent in the preparation of the Company’s financial statements include those associated with the evaluation of the recoverability of deferred tax assets, the adequacy of tax contingencies, the impairment of goodwill and long-lived assets and those estimates used in the determination of liabilities related to litigation, claims and assessments.

The Company assesses the likelihood that deferred tax assets will be realized in the future and records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. During fiscal 2007, the Company recorded a valuation allowance of $20.1 million on its deferred tax assets. This is a non-cash charge that management felt was appropriate to record as the cumulative losses in recent years and the store closure activities met the prescribed criteria for taking an allowance under FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”). The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings and changes in the deferred tax valuation allowance.

The Company recognizes tax liabilities in accordance with FASB Interpretation No. 148, “Accounting For Uncertainty in Income Taxes,” (“FIN 48”) and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed, there was no impairment of long-lived and intangible assets with finite lives in fiscal 2006 or 2005. However, the Company recorded a $2.3 million non-cash impairment charge in fiscal 2007 to write-down property and equipment for the store closures that will occur in fiscal 2008 related to exiting the eight underperforming media markets.

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

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on a variable interest rate and therefore is affected by changes in market interest rates. In addition, the Company has fixed and variable income investments classified as cash and cash equivalents which are also affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 56 basis points (a 10% change from the Company’s borrowing rate as of February 2, 2008), the Company’s results of operations and cash flows would not be materially affected.

Foreign Currency Risks The majority of purchase obligations outside of the United States of America into which the Company enters are settled in U.S. dollars; therefore, the Company has only minimal exposure to foreign currency exchange risks. The cost of products purchased in international markets can be affected by changes in foreign currency exchange rates and significant exchange rate changes could have a material impact on future product costs. The extent to which an increase in costs from foreign currency exchange rate changes will be able to be recovered in higher prices charged to customers is uncertain. The Company does not currently hedge against foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cost Plus, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109, effective February 4, 2007. As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 17, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the internal control over financial reporting of Cost Plus, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2008 of the Company, and our report dated April 17, 2008, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of new accounting standards.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 17, 2008

Consolidated Balance Sheets

(In thousands, except share amounts)	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,283	$12,697
Merchandise inventories, net	272,855	264,056
Other current assets	41,593	36,722

Total current assets	317,731	313,475
Property and equipment, net	221,700	232,459
Other assets, net	14,316	23,612

Total assets	$553,747	$569,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,845	$69,925
Accrued compensation	12,232	10,922
Revolving line of credit	18,060	—
Current portion of long-term debt	775	541
Other current liabilities	31,690	33,338

Total current liabilities	156,602	114,726
Capital lease obligations	8,358	9,911
Long-term debt	114,411	111,656
Other long-term obligations	36,857	41,794
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113and 22,084,239 shares	221	220
Additional paid-in capital	168,793	167,019
Retained earnings	68,505	124,220

Total shareholders’ equity	237,519	291,459

Total liabilities and shareholders’ equity	$553,747	$569,546

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$1,023,897	$1,040,309	$970,441
Cost of sales and occupancy	736,596	739,257	649,041

Gross profit	287,301	301,052	321,400
Selling, general and administrative expenses	329,690	318,477	281,719
Store preopening expenses	3,443	5,650	8,186
Impairment of goodwill	—	4,178	—

Income (loss) from operations	(45,832)	(27,253)	31,495
Net interest expense	11,613	7,126	5,143

Income (loss) before income taxes	(57,445)	(34,379)	26,352
Income tax provision (benefit)	(1,945)	(11,843)	9,763

Net income (loss)	$(55,500)	$(22,536)	$16,589

Net income (loss) per weighted average share
Basic	$(2.51)	$(1.02)	$0.75
Diluted	$(2.51)	$(1.02)	$0.75

Weighted average common and common equivalent shares outstanding
Basic	22,086	22,068	22,004
Diluted	22,086	22,068	22,100

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at January 29, 2005	21,832,559	218	158,183	130,167	(1,087)	287,481	$27,092

Common stock issued under Employee Stock Purchase Plan	12,065	—	267			267
Exercise of common stock options	216,164	2	4,182			4,184
Share-based compensation expense from the acceleration of employee stock options			630			630
Tax effect of disqualifying common stock dispositions			309			309
Net income				16,589		16,589	$16,589
Other comprehensive income, net of related tax effect					935	935	935

Balance at January 28, 2006	22,060,788	220	163,571	146,756	(152)	310,395	$17,524

Exercise of common stock options	23,451	—	207			207
Share-based compensation			3,230			3,230
Tax effect of disqualifying common stock dispositions			11			11
Net loss				(22,536)		(22,536)	$(22,536)
Other comprehensive income, net of related tax effect					152	152	152

Balance at February 3, 2007	22,084,239	220	167,019	124,220	—	291,459	$(22,384)

Exercise of common stock options	2,874	1	16			17
Share-based compensation			1,755			1,755
Tax effect of disqualifying common stock dispositions			3			3
Net loss				(55,500)		(55,500)	$(55,500)
Cumulative effect of accounting change (Note 1)				(215)	—	(215)

Balance at February 2, 2008	22,087,113	$221	$168,793	$68,505	$—	$237,519	$(55,500)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(55,500)	$(22,536)	$16,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,612	33,513	28,659
Deferred income taxes	(9,020)	(4,432)	(3,402)
Tax effect of disqualifying common stock dispositions	3	11	309
Share-based compensation expense	1,755	3,230	630
Loss on asset disposal	92	540	587
Impairment loss on goodwill	—	4,178	—
Valuation allowance on deferred tax asset	20,092	—	—
Impairment of property and equipment	2,251	—	—
Changes in assets and liabilities:
Merchandise inventories	(8,799)	(13,645)	(188)
Other assets	(7,551)	(22,649)	3,776
Accounts payable	29,026	6,152	(11,562)
Income taxes payable	(72)	(6,908)	(1,450)
Other liabilities	(3,903)	3,119	10,250

Net cash provided by (used in) operating activities	4,986	(19,427)	44,198

Cash Flows From Investing Activities:
Purchases of property and equipment	(33,097)	(67,476)	(66,033)
Proceeds from sale of property and equipment	36	3,710	129

Net cash used in investing activities	(33,061)	(63,766)	(65,904)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	18,060	—	—
Proceeds from long-term debt	39,586	112,554	20,000
Pay-down of long-term debt	(36,000)	(52,278)	—
Principal payments on long-term debt	(597)	(3,396)	(3,813)
Debt issuance costs	(781)	—	—
Principal payments on capital lease obligations	(1,623)	(1,579)	(1,467)
Proceeds from the issuance of common stock	16	207	4,450

Net cash provided by financing activities	18,661	55,508	19,170

Net decrease in cash and cash equivalents	(9,414)	(27,685)	(2,536)

Cash and Cash Equivalents:
Beginning of period	12,697	40,382	42,918

End of period	$3,283	$12,697	$40,382

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,595	$7,383	$5,437

Cash paid (received) for income taxes	$(2,304)	$10,605	$14,353

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$—	$816	$—
Reduction in capital lease assets	$—	$564	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At February 2, 2008, the Company operated 298 stores in 34 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea. The Company accounts for its operations as one operating segment.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended February 2, 2008 (fiscal 2007), February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005). The fiscal year ended February 3, 2007 (fiscal 2006) contained 53 weeks. All other fiscal years presented consist of 52 weeks.

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

Estimated Fair Value of Financial Instruments The carrying value of cash and cash equivalents, accounts receivable, accounts payable and unrealized gains and losses on interest rate swaps approximate their estimated fair value.

Cash Equivalents The Company considers all highly liquid investments with original maturities of 90 days or less as cash equivalents.

Inventories Inventories are stated at lower of cost or market under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. Cost includes certain buying and distribution costs related to the procurement, processing and transportation of merchandise. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. There was no impairment of long-lived and intangible assets with finite lives in fiscal 2006 or 2005. However, the Company recorded a $2.3 million non-cash impairment charge in fiscal 2007 to write-down affected property and equipment for the store closures that will occur in fiscal 2008 related to exiting eight underperforming media markets. At February 2, 2008, the gross carrying value of intangible assets subject to amortization was $1.6 million with accumulated amortization of $1 million. Amortization expense related to these assets, primarily lease rights, totaled approximately $48,000 in fiscal 2007, $52,000 in fiscal 2006, and $136,000 in fiscal 2005. The Company expects amortization expense for the existing intangible assets will be approximately $45,000 for fiscal 2008, and approximately $37,000, $37,000, $37,000 and $36,000 for fiscal 2009, 2010, 2011 and 2012, respectively.

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

Workers’ compensation and general liability insurance: The Company retains losses on individual claims up to a maximum of $300,000 for both workers compensation and general liability insurance. The Company has a combined workers compensation and general liability insurance aggregate of $9.0 million.

Property insurance: The Company maintains a $250,000 deductible for each submitted claim.

Health insurance: The Company has a stop loss provision per claim of $300,000, and an aggregate of $15.5 million.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. The cumulative net excess of recorded rent expense over lease payments made in the amount of $35.3 million and $38.5 million is reflected in other long-term obligations on the consolidated balance sheets as of February 2, 2008 and February 3, 2007, respectively.

Share-Based Compensation As of February 2, 2008, the Company had stock options and awards outstanding under three share-based compensation plans, which are described more fully in Note 7. Prior to January 29, 2006, the Company accounted for those plans under the recognition and measurement provisions of

APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the period includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based payment awards as operating cash flows in its statements of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those stock awards (excess tax benefits) to be classified as financing cash flows. In fiscal 2007, the Company had no excess tax benefits required to be reported as a financing cash flow.

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

The Company recognized share-based compensation expense of $1.8 million in fiscal 2007 compared to $3.2 million in fiscal 2006. Share-based compensation expense is included as a component of selling, general and administrative expenses. At year end, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.3 years.

Had share-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plans in accordance with SFAS 123 for fiscal 2005, the Company’s pro forma net income, and basic and diluted net income per common share would have been as follows:

(In thousands, except per share data)	Fiscal Year Ended January 28, 2006
Net income, as reported	$16,589
Add: Share-based compensation expense included in reported net income, net of related tax effect	381
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effect	(4,485)

Pro forma net income	$12,485

Basic net income per weighted average share:
As reported	$0.75
Pro forma	$0.57
Diluted net income per weighted average share:
As reported	$0.75
Pro forma	$0.56

Pro forma disclosures for fiscal 2007 and 2006 are not presented because employee stock options were accounted for using SFAS 123(R)’s fair-value method for all of fiscal 2007 and 2006.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted during fiscal 2007, 2006, and 2005:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
			(Pro forma)
Expected dividend rate	—	—	—
Volatility	41.0%	45.1%	47.9%
Risk-free interest rate	4.5%	4.4%	4.1%
Expected lives (years)	4.8	4.8	4.2

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

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general, and administrative expenses. Shipping and handling fees charged to the customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.4 million at the end of fiscal 2007 and 2006, and $0.3 million at the end of fiscal 2005.

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

Vendor Credits and Rebates The Company’s policy is to recognize vendor credits and rebates in accordance with the provisions of the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer ( Including a Reseller ) for Certain Consideration Received from a Vendor.” Markdown allowances are recognized as a credit to cost of sales upon the later of sale of the individual units or receipt of the markdown allowance. Once granted, the Company recognizes volume rebates ratably over the period rebates are earned unless they are not reasonably estimable, in which case they are recognized when the milestones are achieved. Only when achievement of the rebate appears probable does the Company recognize the credit over the milestone period. The rebates are recognized as a credit to cost of sales. Allowances from vendors for items such as defective merchandise and shipping delays are recognized as a credit to cost of sales as the related specific merchandise is sold.

Selling, General and Administrative Expenses Selling, general and administrative expenses include costs related to functions such as advertising, store operations expenses, corporate management, marketing, administration, legal and accounting, among others. Such costs include compensation, insurance costs, employment taxes, credit card fees, management information systems operating costs, telephone and other communication charges, travel related expenses, professional and other consulting fees and utilities, among other costs.

Advertising Expense Advertising costs, which include newspaper, radio, and other media advertising, are expensed as incurred or at the point of first broadcast or distribution. For fiscal 2007, 2006 and 2005, advertising costs were $63.9 million, $64.0 million and $56.7 million, respectively.

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

Income Taxes Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. For fiscal 2007, the Company had net deferred tax assets of $1.9 million, of which $8.6 million was included in other assets and $6.7 million was included in other current liabilities on the Company’s consolidated balance sheet. For fiscal 2006, the Company had a net deferred tax asset of $5.3 million, of which $14.9 million was included in other assets and $9.6 million was included in other current liabilities on the Company’s consolidated balance sheet.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $215,000 as an increase to its liability for unrecognized tax benefits, interest, and penalties and a reduction of the February 4, 2007 balance of retained earnings. See Note 6 to the financial statements for further disclosure.

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

The following is a reconciliation of the weighted average number of shares used in the Company’s basic and diluted per share computations:

	Fiscal Year Ended
(In thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Basic shares	22,086	22,068	22,004
Effect of dilutive stock options	—	—	96

Diluted shares	22,086	22,068	22,100

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 there were anti-dilutive options of 2,258,303; 2,178,962 and 1,395,699 respectively.

New Accounting Pronouncements In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

Note 2. Property and Equipment

Property and equipment consist of the following:

(In thousands)	February 2, 2008	February 3, 2007
Building and leasehold improvements	$114,514	$149,112
Facilities and land subject to sale and leaseback	117,830	79,430
Furniture, fixtures, equipment and software	153,371	136,255
Facilities under capital leases	22,610	27,594

Total	408,325	392,391
Less accumulated depreciation and amortization	(186,625)	(159,932)

Property and equipment, net	$221,700	$232,459

Note 3. Other Assets

Other assets consist of the following:

(In thousands)	February 2, 2008	February 3, 2007
Deferred income taxes	$8,641	$14,932
Lease rights and interests	1,556	3,011
Other intangibles	1,933	2,073
Deferred compensation plan assets	—	3,062
Prepaid rent	2,581	2,581
Other	2,941	2,710

Total	17,652	28,369
Less accumulated amortization	(3,336)	(4,757)

Other assets, net	$14,316	$23,612

Note 4. Leases

The Company leases certain properties consisting of retail stores, distribution centers, corporate offices and equipment. Store leases typically contain initial terms and provisions for two to three renewal options of five to ten years each. The retail stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Certain store leases also require contingent rent based on store revenues.

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at February 2, 2008 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total[1]
Fiscal year:
2008	$2,561	$83,380	$85,941
2009	2,190	82,255	84,445
2010	1,410	78,400	79,810
2011	1,410	74,308	75,718
2012	1,381	61,743	63,124
Thereafter through the year 2040	9,722	168,730	178,452

Minimum lease commitments	18,674	$548,816	$567,490

Less amount representing interest	(8,793)

Present value of capital lease obligations	9,881
Less current portion	(1,523)

Long-term portion	$8,358

1.	This table does not include the financing obligations for the California or Virginia distribution centers. See Note 5 for more information.

Interest expense related to capital leases was $1.1 million, $1.3 million, and $1.5 million for fiscal 2007, 2006, and 2005, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Operating leases:
Minimum rental expense	$86,190	$80,384	$70,566
Contingent rental expense	87	656	757
Less sublease rental income	(347)	(551)	(506)

Total	$85,930	$80,489	$70,817

Capital leases—contingent rental expense	$1,626	$1,688	$1,466

Total minimum rental income to be received from non-cancelable sublease agreements through 2012 is approximately $1.0 million as of February 2, 2008.

Note 5. Long-term Debt and Revolving Lines of Credit

The Company’s long-term debt balance as of February 2, 2008 and February 3, 2007 is summarized as follows:

(In thousands)	February 2, 2008	February 3, 2007
Obligation under sale and leaseback:
California distribution centers	$63,173	$29,448
Virginia distribution center	52,013	52,249
Line of Credit for California distribution center construction	—	30,500

Total long-term debt	115,186	112,197

Less current portion	(775)	(541)

Long-term debt, net	$114,411	$111,656

Total long-term debt matures as follows:

(In thousands)	Long-term Debt
Fiscal year:
2008	$775
2009	823
2010	875
2011	886
2012	930
Thereafter through the year 2046	110,897

Total long-term debt	$115,186

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland-A”). In connection with the transaction, the Company sold its Stockton, California distribution center property to Inland-A for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement and a subground lease agreement with Inland-A to lease the property back. The Company used a portion of the proceeds from the sale of the property to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. On July 31, 2007, the Company entered into a new lease agreement, as described below, and as a result approximately $4.0 million of outstanding long-term debt was transferred to the new lease agreement and is being amortized thereunder. As of February 2, 2008, the balance of the financing obligation was $25.2 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, California for proceeds of $34.3 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B (“new lease agreement”) to lease the property back. In addition, the new lease agreement terminated and replaced the existing subground lease agreement which had an outstanding long-term debt balance of approximately $4.0 million. The Company used the proceeds from the sale to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately

$34.3 million, which is being amortized over the 32-year and nine month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of February 2, 2008, the balance of the financing obligation was approximately $38.0 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland-A, in which the Company sold its Windsor, Virginia distribution center property to Inland-A for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland-A to lease the property back. The Company used a portion of the net proceeds from the sale to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of February 2, 2008, the balance of the financing obligation was $52.0 million and was included on the Company’s condensed consolidated balance sheet as long-term debt.

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

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of February 2, 2008, the Company was in compliance with its loan covenant requirements, had $18.1 million in borrowings and $12.9 million in outstanding letters of credit, and had credit available under the Credit Agreement of $158.5 million.

Note 6. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Current:
Federal	$(8,341)	$(7,396)	$11,939
State	422	84	1,273

Total current	(7,919)	(7,312)	13,212
Deferred:
Federal	(3,905)	(2,538)	(1,859)
State	9,879	(1,993)	(1,590)

Total deferred	5,974	(4,531)	(3,449)

Provision (benefit) for income taxes	$(1,945)	$(11,843)	$9,763

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
U.S. federal statutory tax rate	(35.0)%	(35.0)%	35.0%
State income taxes (net of U.S. federal income tax benefit)	(2.4)	(1.4)	2.8
Benefit of wage and other tax credits	(0.6)	(2.1)	(3.3)
Non-deductible expenses	0.3	0.9	0.8
Goodwill impairment	—	3.6	—
Other	(0.6)	(0.4)	1.7
Valuation allowance	34.9	—	—

Effective income tax rate	(3.4)%	(34.4)%	37.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
	February 2, 2008		February 3, 2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Capitalized inventory costs	$—	$8,549	$—	$10,529
Trade discounts	—	536	—	826
Prepaid expenses	—	769	—	1,010
Deferred rent	15,100	—	16,011	—
Capital leases and facilities and land subject to sale and leaseback	48,669	—	526	—
Lease rights	—	234	—	254
Depreciation	—	47,548	—	9,037
Deferred compensation	(1)	—	1,272	—
Credit and net operating loss carryforwards	16,293	—	9,357	—
Deductible reserves and other	4,412	—	3,696	—
State taxes	—	4,783	—	3,866

Subtotal	84,473	62,419	30,862	25,522
Valuation allowance	(20,092)	—	—	—

Total	$64,381	$62,419	$30,862	$25,522

At February 2, 2008, the Company had California state enterprise zone credit carryforwards of $8.2 million which have no expiration date but require taxable income in the enterprise zone to be realizable. The Company also had a federal net operating loss carryforward of $5.0 million which expire in 20 years as well as state net operating loss carryforwards of $2.4 million that will expire in 3 to 15 years, and $0.5 million which will expire in 15 to 20 years.

Significant management judgment is required to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized. In fiscal year 2007, the Company established a valuation allowance of $20.1 million against its deferred tax assets for net state deferred assets as well as federal net operating loss carryforwards and stock option deferred assets. The valuation allowance is subject to adjustment based on the Company’s assessment of its future taxable income and may be wholly or partially reversed in future years.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $215,000 as an increase to its liability for unrecognized tax benefits, interest, and penalties and a reduction of the February 4, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at February 4, 2007	$3,043
Gross increases for tax positions of prior years	657
Gross decreases for tax positions of prior years	(1,428)
Settlements	(183)
Lapse of statute of limitations	(65)
Unrecognized tax benefits at February 2, 2008	$2,024

At February 2, 2008, the Company had $2.0 million in unrecognized tax benefits, the recognition of which would have an impact of $555,000 on the Company’s income tax provision. At February 2, 2008, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $908,000 within the next twelve months due to the expiration of statutes of limitation.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At February 2, 2008, the Company had accrued $420,000 and $15,000 and at February 4, 2007, the Company had accrued $268,000 and $115,000 for the potential payment of interest and penalties, respectively.

As of February 2, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 and forward, and is subject to state and local income tax examinations for the tax years 2001 and forward.

Note 7. Equity and Stock Compensation Plans

Shareholder Rights Plan Each outstanding share of common stock has a Preferred Share Purchase Right (expiring on June 30, 2008) that is exercisable only upon the occurrence of certain change in control events.

Options As of February 2, 2008 the Company had options outstanding under three stock option plans; the 1995 Stock Option Plan (“1995 Plan”), the 2004 Stock Plan (“2004 Plan”), and the 1996 Director Stock Option Plan (“Director Option Plan”).

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

The 2004 Plan was approved by the Board of Directors and shareholders in fiscal 2004 and was last amended by the shareholders in June 2006. The 2004 Stock Plan permits the granting of up to 2,800,000 shares, which includes 900,000 new shares, 100,000 shares transferred from the 1995 plan, an additional 800,000 shares transferred from the 1995 plan subject to outstanding options that expired without being exercised, and 1,000,000 shares approved by both the Board of Directors and shareholders in 2006. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The term of the options granted under the 2004 Plan and the date when the options become exercisable is determined by the Board of Directors. However, in no event will a stock option granted under the 2004 Plan be exercised more than ten years after the date of grant. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

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

As of February 2, 2008 there were 1,769,590 shares of commons stock available for future grant under the Company’s stock plans.

A summary of activity under the Company’s option plans is set forth below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 29, 2005	1,908,752	$26.51
Granted (Weighted average fair value per share granted of $9.81)	692,500	23.30
Exercised	(216,164)	19.36
Cancelled or expired	(472,184)	30.27

Outstanding, January 28, 2006	1,912,904	$25.24
Granted (Weighted average fair value per share granted of $8.44)	563,000	18.53
Exercised	(23,451)	9.04
Cancelled or expired	(273,491)	26.77

Outstanding, February 3, 2007	2,178,962	$23.49
Granted (Weighted average fair value per share granted of $3.54)	463,000	8.52
Exercised	(2,250)	7.00
Cancelled or expired	(381,409)	20.40

Outstanding, February 2, 2008	2,258,303	$20.96	4.8	$—

Vested or expected to vest, February 2, 2008	1,972,309	$22.11	4.7	$—
Exercisable, February 2, 2008	1,314,362	$24.89	4.2	$—

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. Cash received as a result of stock options exercised in fiscal 2007 was $15,750, and the actual tax benefit realized for tax deductions from stock options exercised totaled $3,000. The total intrinsic value of stock options exercised in fiscal 2007 was $8,400.

During fiscal 2007, the Company granted performance share awards (“Performance Shares”) to certain key employees under its 2004 Stock Plan. Performance Shares entitle the holder to receive a number of shares of Cost Plus, Inc. common stock within a specified range of shares at the end of the vesting period. Performance Shares are earned using a non-discretionary formula that is based on the Company achieving certain thresholds of comparable store sales growth and income from operations during the performance period. The fair value of performance shares are measured on the grant date and recognized in earnings over the requisite service period in accordance with SFAS 123(R).

The following table summarizes Performance Share activity during fiscal 2007, with the shares granted representing the maximum number of shares that could be achieved:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at February 3, 2007	—	$—
Granted	97,000	9.38
Vested	—	—
Forfeited	(97,000)	9.38

Outstanding at February 2, 2008	—	$—

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 2, 2008:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding	Remaining Life (Yrs.)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 3.00 – $ 4.00	10,000	6.6	$3.71	—	$—
4.01 – 5.00	66,000	6.6	4.21	—	—
8.00 – 10.00	365,500	6.3	9.38	—	—
10.01 – 15.00	48,604	4.3	12.88	21,604	13.33
15.01 – 25.00	1,151,283	4.3	20.01	818,908	20.87
25.01 – 38.50	616,916	4.7	32.28	473,850	32.36

$ 3.00 – $38.50	2,258,303	4.8	$20.96	1,314,362	$24.89

Note 8. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. Participants may contribute the lesser of 60% of their annual base salary or $15,500, and participants age 50 or older may contribute an additional catch-up deferral amount of up to $5,000 per year. Effective March 1, 2006, the Company matched 100% of employee contributions up to the first 3% of base salary and matched 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. On March 1, 2006 the Company revised its plan so that all unvested and current contributions made on behalf of the employee were immediately 100% vested. The Company contributed approximately $1,591,000 in fiscal 2007, $1,485,000 in fiscal 2006 and $625,000 in fiscal 2005. In fiscal 2005, the Company matched 50% of the first 4% of base salary that the employee contributed to the 401(k) plan and contributions made on behalf of the employee vested evenly over five years.

In addition, a non-qualified deferred compensation plan was available to certain employees whose benefits were limited under Section 401(k) of the U.S. Internal Revenue Service Code. There were no compensation deferrals for fiscal 2007, compared with deferrals of $64,000 for fiscal 2006 and $510,000 for fiscal 2005. The Company terminated its deferred compensation plan on March 1, 2006. In the first quarter of fiscal 2007, each deferred compensation plan participant received a lump sum distribution of the full value of their respective account.

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

Note 10. Quarterly Information (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods.

	Fiscal Quarters Ended
(In thousands, except per share data)	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008[1,2,3]
Net sales	$207,947	$215,185	$220,581	$380,184
Gross profit	57,977	52,234	61,895	115,195
Net loss	(11,113)	(17,985)	(13,944)	(12,458)
Net loss per weighted average share
Basic	$(0.50)	$(0.81)	$(0.63)	$(0.56)
Diluted	$(0.50)	$(0.81)	$(0.63)	$(0.56)

	Fiscal Quarters Ended
(In thousands, except per share data)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007[1]
Net sales	$212,964	$215,275	$215,405	$396,665
Gross profit	65,382	53,669	65,320	116,681
Net income (loss)	(3,537)	(14,205)	(12,244)	7,450
Net income (loss) per weighted average share
Basic	$(0.16)	$(0.64)	$(0.55)	$0.34
Diluted	$(0.16)	$(0.64)	$(0.55)	$0.34

1.	The three months ended February 2, 2008 was a thirteen-week period as compared to the three months ended February 3, 2007 which was a fourteen-week period.
2.	The three months ended February 2, 2008 included a $2.3 million non-cash impairment charge to write-down property and equipment for the stores planned to close in fiscal 2008.
3.	The three months ended February 2, 2008 included a $20.1 million non-cash charge for a deferred tax asset valuation allowance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and its principal financial officer have concluded that its disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued a report on our internal control over financial reporting. The report is included on page 31 in item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than June 1, 2008 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this report.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an exhibit to this report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance—Director Compensation,” each of which is in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

The following table sets forth information as of February 2, 2008 about our common stock that may be issuable upon the exercise of options and rights granted to employees, consultants and members of our Board of Directors under all existing equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
1995 Stock Option Plan (1)	760,687	$26.67	—
1996 Director Option Plan	398,491	23.45	165,715
2004 Stock Plan	1,099,125	16.10	1,603,875
Equity compensation plans not approved by shareholders	—	—	—
Total	2,258,303	$20.96	1,769,590

(1)	The 1995 Stock Option Plan was replaced by the 2004 Stock Plan in July 2005. 100,000 remaining shares available for grant under the 1995 Stock Option Plan were transferred to the 2004 Stock Plan and the 1995 Stock Option Plan was terminated for any new grants. Up to 800,000 shares subject to outstanding options under the 1995 Stock Option Plan may be transferred to the 2004 Stock Plan if they expire without being exercised and as of February 2, 2008 the Company had transferred all 800,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Compensation” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section in Proposal Two entitled “Audit and Related Fees for Fiscal Years 2007 and 2006” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

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

(b)	List of Exhibits:

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated November 15, 2007, incorporated by reference to Exhibit 3.3 to the Form 8-K filed November 21, 2007.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

10.2.1	Letters dated December 3, 2004 and December 9, 2004 extending the Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.2.1 to the Form 10-K filed for the year ended January 28, 2006.

10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

Exhibit No.	Description of Exhibits
10.4	Credit Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.3.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.1	Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.3.2 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.2	Intellectual Property Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as a collateral agent, incorporated by reference to Exhibit 10.3.3 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.3	Pledge Agreement dated June 25, 2007 between Cost Plus, Inc. and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.3.4 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.5	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.3	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.6	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

10.6.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007

10.7♦	1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 3, 2002.

10.7.1♦	Form of Stock Option Agreement, 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 1997.

10.8♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 22, 2006, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for quarter ended July 29, 2006.

10.8.1♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

Exhibit No.	Description of Exhibits
10.8.2♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008.

10.9♦	Cost Plus, Inc. 2004 Stock Plan, as amended June 22, 2006, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for quarter ended July 29, 2006.

10.9.1♦	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.9.2♦	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008.

10.10♦	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.11♦	Amended and Restated Employment Agreement, dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld.

10.12♦	Fifth Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Joan S. Fujii, incorporated by reference to Exhibit 10.6 of the Form 10-Q filed for the quarter ended May 5, 2007.

10.13♦	Fifth Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Michael J. Allen, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed for the quarter ended May 5, 2007.

10.14♦	Employment Severance Agreement dated April 17, 2006, between Cost Plus, Inc. and Frank Castiglione, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended April 29, 2006.

10.15♦	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Rayford K. Whitley, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended May 5, 2007.

10.16♦	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and Thomas D. Willardson, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 5, 2007.

10.17♦	Fourth Amended and Restated Employment Severance Agreement dated September 10, 2007, between Cost Plus, Inc. and Jane L. Baughman, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2007.

10.18♦	Amended and Restated Employment Severance Agreement dated May 25, 2007, between Cost Plus, Inc. and George Whitney, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended May 5, 2007.

10.19♦	Fiscal 2008 Management Incentive Plan.

10.20♦	Employment Severance Agreement dated September 27, 2007 between Cost Plus, Inc. and Timothy Lester, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended November 3, 2007.

10.21♦	Employment Severance Agreement dated September 28, 2007 between Cost Plus, Inc. and Jeffrey Turner, incorporated by reference to Exhibit 10.3 of the Form 10-Q filed for the quarter ended November 3, 2007.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

Exhibit No.	Description of Exhibits
14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.
21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 17, 2008	By:	/S/ BARRY J. FELD
Barry J. Feld
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY J. FELD Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	April 17, 2008

/S/ JANE L. BAUGHMAN Jane L. Baughman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 17, 2008

/S/ TIMOTHY W. LESTER Timothy W. Lester	Vice President, Controller (Principal Accounting Officer)	April 17, 2008

/S/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	April 17, 2008

/S/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	April 17, 2008

/S/ CLIFFORD J. EINSTEIN Clifford J. Einstein	Director	April 17, 2008

/S/ DANNY W. GURR Danny W. Gurr	Director	April 17, 2008

/S/ KIM D. ROBBINS Kim D. Robbins	Director	April 17, 2008

/S/ FREDRIC M. ROBERTS Fredric M. Roberts	Director, Chairman of the Board	April 17, 2008