Form 10-Q
period 2008-05-03
COST PLUS INC/CA/
filed 2008-06-09
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐             Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on June 5, 2008 was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended May 3, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,953	$3,283	$3,304
Merchandise inventories, net	266,067	272,855	260,302
Income taxes receivable	15,271	16,261	19,416
Other current assets	21,947	25,332	21,786

Total current assets	306,238	317,731	304,808
Property and equipment, net	215,785	221,700	232,630
Other assets, net	14,186	14,316	22,481

Total assets	$536,209	$553,747	$559,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,801	$93,845	$53,074
Accrued compensation	12,849	12,232	12,299
Revolving line of credit	58,523	18,060	15,100
Current portion of long-term debt	787	775	510
Other current liabilities	41,614	31,690	31,334

Total current liabilities	171,574	156,602	112,317
Capital lease obligations	8,000	8,358	9,537
Long-term debt	114,211	114,411	116,064
Other long-term obligations	36,416	36,857	41,381
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,086,489 shares	221	221	221
Additional paid-in capital	169,274	168,793	167,508
Retained earnings	36,513	68,505	112,891

Total shareholders’ equity	206,008	237,519	280,620

Total liabilities and shareholders’ equity	$536,209	$553,747	$559,919

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	$211,659	$202,502
Cost of sales and occupancy	153,668	145,459

Gross profit	57,991	57,043
Selling, general and administrative expenses	75,711	71,649
Store preopening expenses	1,894	1,088

Loss from continuing operations	(19,614)	(15,694)
Net interest expense	3,015	1,923

Loss from continuing operations before income taxes	(22,629)	(17,617)
Income tax benefit	(591)	(7,187)

Net loss from continuing operations	(22,038)	(10,430)
Loss from discontinued operations, net of tax	(9,954)	(683)

Net loss	$(31,992)	$(11,113)

Net loss per weighted average share from continuing operations
Basic	$(1.00)	$(0.47)
Diluted	$(1.00)	$(0.47)

Net loss per weighted average share from discontinued operations
Basic	$(0.45)	$(0.03)
Diluted	$(0.45)	$(0.03)

Net loss per weighted average share
Basic	$(1.45)	$(0.50)
Diluted	$(1.45)	$(0.50)

Weighted average shares outstanding
Basic	22,087	22,086
Diluted	22,087	22,086

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Cash Flows From Operating Activities:
Net loss	$(31,992)	$(11,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,968	8,925
Deferred income taxes	(102)	(2,668)
Tax effect of disqualifying common stock dispositions	—	3
Share-based compensation expense	481	466
(Gain) loss on asset disposal	1,328	(16)
Changes in assets and liabilities:
Merchandise inventories	6,788	3,754
Income taxes receivable	990	(8,400)
Other assets	3,618	6,836
Accounts payable	(34,809)	(11,449)
Other liabilities	10,069	(339)

Net cash used in operating activities	(34,661)	(14,001)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,636)	(14,494)
Proceeds from sale of property and equipment	33	36

Net cash used in investing activities	(5,603)	(14,458)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	40,463	15,100
Proceeds from long-term debt	—	4,500
Principal payments on long-term debt	(189)	(122)
Principal payments on capital lease obligations	(340)	(428)
Proceeds from the issuance of common stock	—	16

Net cash provided by financing activities	39,934	19,066

Net decrease in cash and cash equivalents	(330)	(9,393)

Cash and Cash Equivalents:
Beginning of period	3,283	12,697

End of period	$2,953	$3,304

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,049	$1,941

Cash received for income taxes	$1,403	$—

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 3, 2008 and May 5, 2007

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at May 3, 2008 and May 5, 2007, and the interim results of operations for the three-months ended May 3, 2008 and May 5, 2007, and cash flows for the three months ended May 3, 2008 and May 5, 2007. The balance sheet at February 2, 2008, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-months ended May 5, 2007 has been revised to present certain components as discontinued operations (see Note 2). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 2, 2008 in the Company’s Annual Report on Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended February 2, 2008.

The results of operations for the three-month period ended May 3, 2008, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. DISCONTINUED OPERATIONS

In January 2008, the Board of Directors of Cost Plus, Inc. approved a plan for the Company to exit eight underperforming media markets by closing thirteen of its existing stores. The elimination of these media markets will allow the Company to increase its brand presence in outperforming markets. All thirteen stores were closed during the first quarter of fiscal 2008 and, with the exception of finalizing any lease settlement activities, all store closure activities will be completed by the end of the second quarter of fiscal 2008. The Company expects the remaining costs associated with the store closure activities, with the exception of finalizing any lease settlement activities, to be immaterial.

The thirteen stores are reported as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and as such both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the thirteen stores. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and were approximately $11.2 million for the first quarter of fiscal 2008 consisting primarily of estimated lease exit costs net of sublease income, severance and various shutdown costs.

Additional charges or gains related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income or negotiations with landlords regarding buy-out payments on leases.

Results from discontinued operations were as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
	(In thousands)
Store sales	$10,159	$5,445
Costs and expenses:
Cost of store sales and occupancy	6,956	4,511
Operating and administrative expenses	2,784	2,041
Lease exit costs, net of estimated sublease income	9,794	—
Severance and shutdown costs	579	—

Loss before income taxes	(9,954)	(1,107)
Income tax benefit	—	424

Loss from discontinued operations, net of tax	$(9,954)	$(683)

Following is a summary of the reserve for store closures, which is included in total current liabilities for the three month period ended May 3, 2008 (in thousands):

Three Months Ended May 3, 2008
Balance – February 2, 2008	$—
Lease exit costs, net of estimated sublease income	9,794
Severance and shutdown costs	579

Balance – May 3, 2008	$10,373

3. RECENT ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards (‘SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Additionally, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, or FSP No. 157-2, “Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements.” FSP No. 157-2 defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The issuance of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $481,000 for the three months ended May 3, 2008 compared to $466,000 for the three months ended May 5, 2007. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of May 3, 2008, there was $3.9 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 1.4 years.

The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month period ended May 3, 2008. There were no stock options granted during the three month period ended May 5, 2007:

Three Months Ended May 3, 2008
Expected dividend rate	—%
Volatility	55.4%
Risk-free interest rate	2.34%
Expected lives (years)	4.8
Fair value per option granted	$1.76

During the first quarter of fiscal 2008 the Company granted 947,500 stock options to its employees and non-employee directors. The following table summarizes stock option activity during the three-month period ended May 3, 2008:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding, February 2, 2008	2,258,303	$20.96
Granted	947,500	3.61
Exercised	—	—
Cancelled	(33,209)	17.61

Outstanding, May 3, 2008	3,172,594	$15.81	5.2	$—

Exercisable, May 3, 2008	1,452,030	$25.27	4.04	$—

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. There were no stock option exercises during the three month period ended May 3, 2008.

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
May 3, 2008
Shares	22,087	—	22,087
Amount	$(1.45)	$0.00	$(1.45)
May 5, 2007
Shares	22,086	—	22,086
Amount	$(0.50)	$0.00	$(0.50)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the first quarters ended May 3, 2008 and May 5, 2007 there were 3,172,594 and 2,098,616 anti-dilutive options respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of May 3, 2008, February 2, 2008, and May 5, 2007 is summarized as follows:

(In thousands)	May 3, 2008	February 2, 2008	May 5, 2007
Obligations under sale and leaseback:
California distribution centers	63,044	63,173	29,382
Virginia distribution center	51,954	52,013	52,192
Line of credit for California distribution center expansion	—	—	35,000

Total long-term debt	114,998	115,186	116,574

Less current portion	(787)	(775)	(510)

Long-term debt, net	$114,211	$114,411	$116,064

The Company’s long-term debt is comprised of financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions as financings whereby the net book value of the assets remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s long-term debt, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of May 3, 2008, the Company was in compliance with its loan covenant requirements, had $58.5 million in borrowings and $13.5 million in outstanding letters of credit, and had credit available under the Credit Agreement of $115.9 million.

7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN48) on February 4, 2007. At February 2, 2008 the Company had $2.0 million in unrecognized tax benefits, the recognition of which would have an impact of $555,555 on the Company’s income tax provision. At the end of the first quarter, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $693,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At February 2, 2008, the Company had accrued $420,000 and $15,000 for the potential payment of interest and penalties, respectively.

As of May 3, 2008, the Company is subject to U.S federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 1997 and forward.

The Company’s effective tax rate was a benefit of 2.6% in the first quarter of fiscal 2008 compared to a benefit of 40.8% in the first quarter of fiscal 2007. Consistent with the recording of the deferred tax valuation allowance in the fourth quarter of fiscal 2007, the Company did not record a federal or state tax benefit on its operating loss in the first quarter of fiscal 2008 which resulted in the year-over-year tax rate decrease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month period ended May 3, 2008. The results of operations for the three-month period ended May 3, 2008, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008 as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at everyday low prices and imported from more than 50 countries. Many items are unique and exclusive to the Company.

Net sales for the first quarter of fiscal 2008 were $211.7 million compared to $202.5 million last year. Comparable store sales for the first quarter increased 0.6% compared to an 8.1% decrease last year. The increase in comparable store sales for the quarter was primarily the result of increased customer traffic, which was the first increase in customer traffic since fiscal 2003, partially offset by a decrease in average ticket.

The Company reported a net loss of $32.0 million in the first quarter of fiscal 2008, or $1.45 per diluted share, compared to a net loss of $11.1 million, or $0.50 per diluted share, for the first quarter last year. The higher net loss was primarily due to a higher net loss from discontinued operations, the absence of an income tax benefit in the first quarter of fiscal 2008 due to the establishment of a deferred tax valuation allowance and higher SG&A costs.

During the first quarter of 2008, the Company exited eight media markets by closing thirteen stores. The sales and all costs from operating and closing the stores have been removed from the results of continuing operations and reported in discontinued operations for both the current and prior periods. For the first quarter of fiscal 2008, the loss from discontinued operations was $10.0 million compared to a loss of $0.7 million for the first quarter of fiscal 2007. The first quarter of fiscal 2008 includes an $11.2 million charge for the estimated costs to exit the store leases, store closing costs and severance. The sale of inventory in the thirteen closed stores generated proceeds that were $3.1 million above the aggregate book value of the inventory, which is reflected in sales in discontinued operations.

In the first quarter of fiscal 2008, the Company opened eight new stores and closed 14 to end the quarter with 292 stores in 33 states. The Company expects a total of 17 new store openings in fiscal 2008 and, when combined with the closing of 18 stores, expects a total of 297 locations by the end of the year.

Results of Operations

The three months ended May 3, 2008 as compared to the three months ended May 5, 2007

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $9.2 million, or 4.5%, to $211.7 million for the first quarter of fiscal 2008 from $202.5 million for the first quarter of fiscal 2007. Net sales for the first quarter increased primarily due to higher comparable store sales. Comparable store sales increased 0.6% in the first quarter of fiscal 2008, compared to a decrease of 8.1% in the first quarter of fiscal 2007. Comparable store sales increased during the first quarter primarily as a result of increased customer traffic, partially offset by a decrease in average ticket. As of May 3, 2008, the calculation of comparable store sales included a base of 272 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. At the end of the first quarter of fiscal 2008, the Company operated 292 stores in 33 states versus 279 stores (after adjusting for the thirteen stores now classified as discontinued operations) in 34 states at the end of the first quarter of fiscal 2007.

The Company classifies its sales into the home and consumables product lines. For the first quarter, home accounted for 63% of total sales versus 62% last year, and consumables accounted for 37% of total sales versus 38% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $8.2 million, or 5.6%, to $153.7 million in the first quarter of fiscal 2008. As a percentage of net sales, total cost of sales and occupancy increased 80 basis points to 72.6% in the first quarter of fiscal 2008 from 71.8% in the first quarter of fiscal 2007. Cost of sales for the first quarter of fiscal 2008 increased 30 basis points compared to the first quarter of last year due to rising fuel costs and the timing of the California distribution center expansion that was not completed until the second quarter of fiscal 2007 and resulted in an increase in fixed costs. Occupancy costs increased 50 basis points for the first quarter compared to the first quarter of the prior year primarily as a result of higher rent from new stores, common area maintenance expense and property taxes.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $4.1 million, or 5.7%, to $75.7 million in the first quarter of fiscal 2008 compared to $71.6 million in the first quarter of fiscal 2007. As a percentage of net sales, SG&A expenses increased 40 basis points to 35.8% in the first quarter of fiscal 2008 compared to 35.4% in the first quarter of last year. The 40 basis point increase was primarily related to a 40 basis point increase in advertising expense due to a shift of advertising expense into the first quarter and out of the second quarter. The shift was caused by the earlier timing of Easter which led the Company to launch an additional advertising campaign in April for the Spring/Outdoor season, which historically has been combined with the Easter campaign. Additionally, the Company had a 20 basis point increase in store payroll; which was offset by a decrease of 20 basis points in other SG&A expenses due to continued cost cutting initiatives at the home office.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $1.9 million for the first quarter of fiscal 2008 compared to $1.1 million for the first quarter of fiscal 2007. The Company opened eight new stores in the first quarter of fiscal 2008 compared to six new stores in the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.0 million for the first quarter of fiscal 2008 compared to $1.9 million for the first quarter of fiscal 2007. The increase in net interest expense was primarily due to the higher level of borrowings under the Company’s line of credit resulting from the acceleration of inventory purchases, and higher interest on long-term debt related to the distribution centers.

Income Taxes The Company’s effective tax rate was a benefit of 2.6% in the first quarter of fiscal 2008 compared to a benefit of 40.8% in the first quarter of fiscal 2007. Consistent with the recording of the deferred tax valuation allowance in the fourth quarter of fiscal 2007, we did not record a federal or state tax benefit on our operating loss in the first quarter of fiscal 2008, which resulted in the year-over-year tax rate decrease. The Company expects its effective tax rate before discrete events to be zero for the remainder of the year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at May 3, 2008 was $3.0 million compared to $3.3 million at May 5, 2007. The Company met its short-term liquidity needs and its capital requirements for the three-month period ended May 3, 2008 with existing cash and cash provided from financing activities. The Company believes that the combination of its existing cash balances, cash generated from operations, and available borrowings under its secured revolving credit facility will be sufficient to finance its working capital, new store expansion and other capital projects for at least the next 12 months.

Cash Flows From Operating Activities Net cash used in operating activities totaled $34.7 million for the first quarter of fiscal 2008 compared to $14.0 million in the first quarter of fiscal 2007, an increase of $20.7 million. The increase in net cash used in operations compared to the first quarter of last year was primarily due to a higher net loss and a more significant decrease in accounts payable, partially offset by lower income taxes receivable and an increase in other liabilities primarily due to lease exit costs, net of estimated sublease income of $9.8 million.

Cash Flows From Investing Activities Net cash used in investing activities totaled $5.6 million for the first quarter of fiscal 2008 compared to net cash used of $14.5 million in the first quarter of fiscal 2007. Net cash used in investing activities decreased mainly because the construction of the Company’s general merchandise facility in Stockton, CA was completed in fiscal 2007, resulting in no related spending during fiscal 2008 versus $5.4 million spent on the expansion in the first quarter last year.

The Company estimates that fiscal 2008 capital expenditures will approximate $13.3 million including approximately $5.3 million for new stores, $3.1 million for management information systems projects, and $4.9 million allocated to investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $39.9 million for the first quarter of fiscal 2008 compared to $19.1 million in the first quarter of fiscal 2007. For the first quarter of fiscal 2008, the Company had net proceeds from its revolving line of credit of $40.5 million compared to $15.1 million in the first quarter of fiscal 2007. For the first quarter of fiscal 2008, the Company did not have any proceeds from long-term debt, compared to proceeds from long-term debt of $4.5 million related to the construction of its general merchandise facility in Stockton, CA in the first quarter of fiscal 2007.

Revolving Line of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0%, and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of May 3, 2008, the Company was in compliance with its loan covenant requirements, had $58.5 million in borrowings and $13.5 million in outstanding letters of credit, and had credit available under the Credit Agreement of $115.9 million.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments increased from amounts disclosed as of February 2, 2008 including an increase of $40.5 million in borrowings on our revolving credit line. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations, which were outside of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section.

Impact of Recent Accounting Pronouncements

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards (‘SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Additionally, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, or FSP No. 157-2, “Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements.” FSP No. 157-2 defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The issuance of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

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

There have been no material changes to the Company’s market risk from those disclosed in the Company’s Form 10-K filed for the fiscal year ended February 2, 2008.

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

As of May 3, 2008, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s on-going evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s evaluation and conclusions set forth above have not been audited by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Sixth Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Joan S. Fujii.

10.2	Sixth Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Michael J. Allen.

10.3	Fifth Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Jane L. Baughman.

10.4	Second Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Rayford K. Whitley.

10.5	Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Carrie F. Crooker.

10.6	Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Timothy W. Lester.

10.7	Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Jeffrey A Turner.

10.8	Second Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and George K. Whitney.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: June 9, 2008	By:	/s/ JANE L. BAUGHMAN
Jane L. Baughman
Executive Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

10.1	Sixth Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Joan S. Fujii.

10.2	Sixth Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Michael J. Allen.

10.3	Fifth Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Jane L. Baughman.

10.4	Second Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Rayford K. Whitley.

10.5	Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Carrie F. Crooker.

10.6	Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Timothy W. Lester.

10.7	Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and Jeffrey A Turner.

10.8	Second Amended and Restated Employment Severance Agreement dated May 5, 2008 between Cost Plus, Inc. and George K. Whitney.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.