Form 10-Q
period 2008-08-02
COST PLUS INC/CA/
filed 2008-09-08
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding on September 8, 2008 was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended August 2, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$3,283	$3,192
Merchandise inventories, net	266,856	272,855	263,634
Income taxes receivable	15,634	16,261	30,885
Other current assets	19,538	25,332	20,177

Total current assets	305,678	317,731	317,888
Property and equipment, net	209,654	221,700	228,979
Other assets, net	13,578	14,316	22,579

Total assets	$528,910	$553,747	$569,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,049	$93,845	$54,094
Accrued compensation	10,291	12,232	9,910
Revolving line of credit	72,200	18,060	43,694
Current portion of long-term debt	799	775	731
Other current liabilities	39,827	31,690	32,862

Total current liabilities	191,166	156,602	141,291
Capital lease obligations	7,610	8,358	9,173
Long-term debt	114,006	114,411	114,805
Other long-term obligations	36,341	36,857	40,952
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,086,489 shares	221	221	221
Additional paid-in capital	169,695	168,793	168,097
Retained earnings	9,871	68,505	94,907

Total shareholders’ equity	179,787	237,519	263,225

Total liabilities and shareholders’ equity	$528,910	$553,747	$569,446

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$220,977	$209,228	$432,636	$411,730
Cost of sales and occupancy	162,095	157,958	315,763	303,417

Gross profit	58,882	51,270	116,873	108,313
Selling, general and administrative expenses	79,739	75,487	155,450	147,136
Store preopening expenses	1,250	1,103	3,144	2,191

Loss from continuing operations, before interest and taxes	(22,107)	(25,320)	(41,721)	(41,014)
Net interest expense	3,153	2,941	6,168	4,864

Loss from continuing operations before income taxes	(25,260)	(28,261)	(47,889)	(45,878)
Income tax benefit	(54)	(11,019)	(645)	(18,206)

Net loss from continuing operations	(25,206)	(17,242)	(47,244)	(27,672)
Loss from discontinued operations, net of tax	(1,436)	(743)	(11,390)	(1,426)

Net loss	$(26,642)	$(17,985)	$(58,634)	$(29,098)

Net loss per weighted average share from continuing operations
Basic	$(1.14)	$(0.78)	$(2.14)	$(1.25)
Diluted	$(1.14)	$(0.78)	$(2.14)	$(1.25)

Net loss per weighted average share from discontinued operations
Basic	$(0.07)	$(0.03)	$(0.51)	$(0.07)
Diluted	$(0.07)	$(0.03)	$(0.51)	$(0.07)

Net loss per weighted average share
Basic	$(1.21)	$(0.81)	$(2.65)	$(1.32)
Diluted	$(1.21)	$(0.81)	$(2.65)	$(1.32)

Weighted average shares outstanding
Basic	22,087	22,086	22,087	22,086
Diluted	22,087	22,086	22,087	22,086

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	August 2, 2008	August 4, 2007
Cash Flows From Operating Activities:
Net loss	$(58,634)	$(29,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,964	18,186
Deferred income taxes	323	(48)
Tax effect of disqualifying common stock dispositions	—	3
Share-based compensation expense	902	1,055
(Gain) loss on asset disposal	1,505	(16)
Changes in assets and liabilities:
Merchandise inventories	5,999	422
Income taxes receivable	627	(18,706)
Other assets	6,293	9,079
Accounts payable	(24,067)	(8,916)
Other liabilities	5,506	(5,457)

Net cash used in operating activities	(43,582)	(33,496)

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,161)	(21,604)
Proceeds from sale of property and equipment	34	36

Net cash used in investing activities	(9,127)	(21,568)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	54,140	43,694
Proceeds from long-term debt	—	39,586
Pay-down of long-term debt	—	(36,000)
Principal payments on long-term debt	(381)	(247)
Debt issuance costs	—	(706)
Principal payments on capital lease obligations	(683)	(784)
Proceeds from the issuance of common stock	—	16

Net cash provided by financing activities	53,076	45,559

Net increase (decrease) in cash and cash equivalents	367	(9,505)

Cash and Cash Equivalents:
Beginning of period	3,283	12,697

End of period	$3,650	$3,192

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,450	$4,836

Cash paid (received) for income taxes	$(999)	$165

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended August 2, 2008 and August 4, 2007

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at August 2, 2008 and August 4, 2007, and the interim results of operations for the three-month and six-month periods ended August 2, 2008 and August 4, 2007, and cash flows for the six months ended August 2, 2008 and August 4, 2007. The balance sheet at February 2, 2008, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month and six-month periods ended August 4, 2007 has been revised to present certain components as discontinued operations (see Note 2). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

The results of operations for the three-month and six-month periods ended August 2, 2008, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. DISCONTINUED OPERATIONS

In January 2008, the Board of Directors of Cost Plus, Inc. approved a plan for the Company to exit eight underperforming media markets by closing 13 of its existing stores. The elimination of these media markets will allow the Company to increase its brand presence in outperforming markets. All 13 stores were closed during the first quarter of fiscal 2008 and, with the exception of finalizing any lease settlement activities; all store closure activities were completed by the end of the second quarter of fiscal 2008. The Company expects the remaining expense associated with the store closure activities to be immaterial.

The 13 stores are reported as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and as such both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the 13 stores. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and were approximately $12.2 million as of August 2, 2008 consisting primarily of estimated lease exit costs net of sublease income, severance and various shutdown costs.

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

Results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(In thousands)		(In thousands)
Store sales	$—	$5,957	$10,159	$11,402
Costs and expenses:
Cost of store sales and occupancy	—	4,993	6,956	9,504
Operating and administrative expenses	407	2,168	3,191	4,209
Lease exit costs, net of estimated sublease income	1,029	—	10,823	—
Severance and shutdown costs	—	—	579	—

Loss before income taxes	(1,436)	(1,204)	(11,390)	(2,311)
Income tax benefit	—	461	—	885

Loss from discontinued operations, net of tax	$(1,436)	$(743)	$(11,390)	$(1,426)

Following is a summary of the reserve for store closures, which is included in total current liabilities for the six month period ended August 2, 2008 (in thousands):

Six Months Ended August 2, 2008
Balance – February 2, 2008	$—
Lease exit costs, net of estimated sublease income	10,823
Severance and shutdown costs	579

Total provision for store closures	11,402

Payments for leases and settlements	(1,664)
Payments for severance and shutdown	(579)

Balance – August 2, 2008	$9,159

3. RECENT ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

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

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $421,000 for the three months ended August 2, 2008 compared to $589,000 for the three months ended August 4, 2007. Share-based compensation expense for the six months ended August 2, 2008 was $901,700 compared to $1.1 million for the six month period ended August 4, 2007. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of August 2, 2008, there was $3.4 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted through the second quarter, by year, as follows:

	2008	2007
Expected dividend rate	—%	—%
Volatility	55.4%	40.7%
Risk-free interest rate	2.34%	4.6%
Expected lives (years)	4.8	4.8
Fair value per option granted	$1.76	$3.90

During the second quarter of fiscal 2008 the Company did not grant any stock options to its employees and non-employee directors. The following table summarizes stock option activity during the six-month period ended August 2, 2008:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding, February 2, 2008	2,258,303	$20.96
Granted	947,500	3.61
Exercised	—	—
Cancelled	(58,919)	17.77

Outstanding, August 2, 2008	3,146,884	$15.79	4.98	$—

Exercisable, August 2, 2008	1,544,724	$24.36	3.90	$—

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. There were no stock option exercises during the six-month period ended August 2, 2008.

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
August 2, 2008
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(1.21)	$0.00	$(1.21)	$(2.65)	$0.00	$(2.65)
August 4, 2007
Shares	22,086	—	22,086	22,086	—	22,086
Amount	$(0.81)	$0.00	$(0.81)	$(1.32)	$0.00	$(1.32)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and six-month periods ended August 2, 2008 and August 4, 2007 there were 3,146,884 and 2,395,250 anti-dilutive options respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of August 2, 2008, February 2, 2008, and August 4, 2007 is summarized as follows:

(In thousands)	August 2, 2008	February 2, 2008	August 4, 2007
Obligations under sale and leaseback:
California distribution centers	62,912	63,173	63,403
Virginia distribution center	51,893	52,013	52,133

Total long-term debt	114,805	115,186	115,536
Less current portion	(799)	(775)	(731)

Long-term debt, net	$114,006	$114,411	$114,805

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

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of August 2, 2008, the Company was in compliance with its loan covenant requirements, had $72.2 million in borrowings and $11.5 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $105.0 million.

7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN48) on February 4, 2007. Consistent with the recording of the deferred tax valuation allowance in the fourth quarter of fiscal 2007, we did not record a federal or state tax benefit on our operating loss in the second quarter of fiscal 2008. At February 2, 2008, the Company had $2.0 million in unrecognized tax benefits, the recognition of which would have an impact of $555,000 on the Company’s income tax provision. At the end of the second quarter, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $693,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At August 2, 2008, the Company had accrued $512,000 and $11,000 for the potential payment of interest and penalties, respectively.

As of August 2, 2008, the Company is subject to U.S federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 1997 and forward.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended August 2, 2008. The results of operations for the three-month and six-month periods ended August 2, 2008, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

Net sales for the second quarter of fiscal 2008 was $221.0 million compared to $209.2 million last year. Comparable store sales for the second quarter increased 1.2% compared to a 7.6% decrease last year. Year-to-date, net sales were $432.6 million, a 5.1% increase from $411.7 million last year, with same store sales increasing 0.9% compared to a decrease of 7.8% last year. The increase in comparable store sales for the quarter and year-to-date was primarily the result of increased customer traffic, partially offset by a decrease in average ticket.

The Company reported a net loss of $26.6 million in the second quarter of fiscal 2008, or $1.21 per diluted share, compared to a net loss of $18.0 million, or $0.81 per diluted share, for the second quarter last year. The increase in the net loss was primarily due to the absence of an income tax benefit in the second quarter of fiscal 2008 due to the establishment of a valuation allowance against deferred tax assets taken in the fourth quarter of fiscal 2007. The second quarter gross profit margin improved over the prior year primarily due to an inventory shrink adjustment made in the prior year. The improvement in gross profit margin for the second quarter was offset by higher SG&A expenses largely due to expenses incurred to respond to an unsolicited acquisition proposal by Pier 1 Imports, Inc. (NYSE: PIR) and elevated health benefit costs driven by an unusual number of high dollar medical claims.

During the first quarter of 2008, the Company exited eight media markets by closing 13 stores. The sales and all costs from operating and closing the stores have been removed from the results of continuing operations and reported in discontinued operations for both the current and prior periods. For the second quarter of fiscal 2008, the loss from discontinued operations was $1.4 million (net of tax) compared to a loss of $0.7 million (net of tax) for the second quarter of fiscal 2007. The loss from discontinued operations in the second quarter of fiscal 2008 primarily reflects additional costs for lease settlements.

In the second quarter of fiscal 2008, the Company opened seven new stores and closed three to end the quarter with 296 stores in 33 states. Through August 2, 2008, the Company has opened 15 new stores. No other store openings are planned for the remainder of 2008. The Company expects to close one additional store and end the year with 295 stores.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended August 2, 2008 as compared to the three months and six months ended August 4, 2007.

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $11.7 million, or 5.6%, to $221.0 million for the second quarter of fiscal 2008 from $209.2 million for the second quarter of fiscal 2007. Year-to-date, net sales were $432.6 million, a 5.1% increase from $411.7 million last year. Net sales for the second quarter and year-to-date increased primarily due to higher non-comparable store sales and comparable store sales. Comparable store sales increased 1.2%, or $2.4 million, in the second quarter of fiscal 2008, compared to a decrease of 7.6%, or $16.2 million, in the second quarter of fiscal 2007. Year-to-date, comparable store sales increased 0.9% compared to a decrease of 7.8% last year. Comparable store sales increased during the second quarter and year-to-date primarily as a result of increased customer traffic, partially offset by a decrease in average ticket. As of August 2, 2008, the calculation of comparable store sales included a base of 277 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. At the end of the second quarter of fiscal 2008, the Company operated 296 stores in 33 states versus 283 stores (after adjusting for the 13 stores now classified as discontinued operations) in 33 states at the end of the second quarter of fiscal 2007.

The Company classifies its sales into the home and consumables product lines. For the second quarter, home accounted for 67% of total sales versus 66% last year, and consumables accounted for 33% of total sales versus 34% last year. For the first six months of fiscal 2008, home furnishings accounted for 65% of total sales versus 64% last year, and consumables accounted for 35% of total sales versus 36% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $4.1 million, or 2.6%, to $162.1 million in the second quarter of fiscal 2008. As a percentage of net sales, total cost of sales and occupancy were 73.4% in the second quarter of fiscal 2008 compared to 75.5% in the second quarter of fiscal 2007. The 210 basis point decrease for the quarter was primarily due to an inventory shrink adjustment made in the prior year partially offset by the impact of higher fuel costs on the Company’s shipping and distribution costs and higher costs to purchase goods from our vendors due to inflationary pressures and unfavorable foreign currency exchange rates. During the second quarter of fiscal 2008, the Company completed its second annual chain-wide physical inventory, which resulted in lower shrink expense due to improved inventory control. Occupancy as a percentage of net sales for the quarter was relatively flat. Year-to-date, total costs of sales and occupancy were $315.8 million and increased $12.3 million, or 4.1%, compared to the same period in fiscal 2007. As a percentage of net sales, total cost of sales and occupancy for the year decreased 70 basis points to 73.0% from 73.7% last year. The 70 basis point decrease is due to a lower loss from inventory shrink compared to last year partially offset by higher store occupancy costs related to new stores.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $4.3 million, or 5.6%, to $79.7 million in the second quarter of fiscal 2008 compared to $75.5 million in the second quarter of fiscal 2007. As a percentage of net sales, SG&A expenses for the second quarter of fiscal 2008 remained flat at 36.1% compared to last year. Lower quarterly advertising expense and other SG&A savings were offset by $2.8 million of expenses related to the Company’s response to an unsolicited acquisition proposal by Pier 1 Imports, Inc. as well as higher health benefit costs driven by an unusual number of high dollar medical claims. Year-to-date, SG&A expenses increased $8.3 million, or 5.7%, to $155.5 million compared to $147.1 million last year. As a percentage of net sales, year-to-date SG&A expenses increased 20 basis points to 35.9% compared to 35.7% last year, as a result of costs incurred related to the Pier 1 Imports Inc. offer as well as higher health benefit costs.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $1.3 million for the second quarter of fiscal 2008 compared to $1.1 million for the second quarter of fiscal 2007. The Company opened seven new stores in the second quarter of fiscal 2008 compared to four new stores in the same period last year. Year-to-date, store preopening expenses were $3.1 million compared to $2.2 million for the same period last year, with 15 stores opened as compared to 10 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.2 million for the second quarter of fiscal 2008 compared to $2.9 million for the second quarter of fiscal 2007. Year-to-date, net interest expense was $6.2 million compared to $4.9 million for the same period last year. The increase in net interest expense was primarily due to the higher level of borrowings under the Company’s line of credit.

Income Taxes The Company’s effective tax rate was a benefit of 0.21% in the second quarter of fiscal 2008 compared to a benefit of 39.0% in the second quarter of fiscal 2007. Consistent with the recording of the deferred tax valuation allowance in the fourth quarter of fiscal 2007, we did not record a federal or state tax benefit on our operating loss in the second quarter of fiscal 2008, which resulted in the year-over-year tax rate decrease. The Company expects its effective tax rate before discrete events to be zero for the remainder of the year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at August 2, 2008 was $3.7 million compared to $3.2 million at August 4, 2007. The Company met its short-term liquidity needs and its capital requirements for the six-month period ended August 2, 2008 with existing cash and cash provided from financing activities. The Company believes that the combination of its existing cash balances, cash generated from operations during the remainder of the year, and available borrowings under its secured revolving credit facility will be sufficient to finance its working capital and other capital projects for at least the next 12 months.

Cash Flows From Operating Activities Net cash used in operating activities totaled $43.6 million year-to-date compared to $33.5 million in the same period last year, an increase of $10.1 million. The increase in net cash used in operations compared to last year was primarily due to a higher net loss and a more significant decrease in accounts payable, partially offset by lower income taxes receivable and an increase in other liabilities primarily due to lease exit costs, net of estimated sublease income of $9.2 million.

Cash Flows From Investing Activities Net cash used in investing activities totaled $9.1 million year-to-date, a $12.4 million decrease compared to the same period last year. Net cash used in investing activities decreased mainly because the construction of the Company’s general merchandise facility in Stockton, CA was completed in fiscal 2007, resulting in no related spending during fiscal 2008 versus $8.6 million spent on the construction for the same period last year.

The Company estimates that fiscal 2008 capital expenditures will approximate $12.0 to $14.0 million including approximately $4.0 to $5.0 million for store remodels and projects, $3.0 to $4.0 million for management information systems projects, and about $5.0 million allocated to various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $53.1 million year-to-date compared to $45.6 million in the same period last year. Year-to-date, the Company had net proceeds from its revolving line of credit of $54.1 million compared to $43.7 million last year. Year-to-date, the Company did not have any proceeds from long-term debt, compared to proceeds from long-term debt of $39.6 million for the same period last year from the sale-leaseback of its general merchandise facility in Stockton, CA, a portion of those proceeds were used to pay-down $36.0 million of existing long-term debt.

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

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings on the Credit Agreement will be paid down within twelve months. As of August 2, 2008, the Company was in compliance with its loan covenant requirements, had $72.2 million in borrowings and $11.5 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $105.0 million.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company’s revolving credit line increased $54.1 million from the amount disclosed as of February 2, 2008. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations, which were outside of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Seasonality

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of its net sales and most of its net income, if any, for the entire fiscal year.

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

As of August 2, 2008, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s evaluation and conclusions set forth above have not been audited by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2008 Annual Meeting of Shareholders held on June 19, 2008, the shareholders voted on two proposals, each of which was approved. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter:

Proposal 1. To elect seven directors to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected.

Name	For	Withheld
Joseph H. Coulombe	19,138,764	415,175
Christopher V. Dodds	19,164,514	389,425
Clifford J. Einstein	19,163,459	390,480
Barry J. Feld	19,135,222	418,717
Danny W. Gurr	19,136,709	417,230
Kim D. Robbins	19,138,139	415,800
Fredric M. Roberts	19,161,694	392,245

Proposal 2. To ratify and approve the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2009.

	For	Against	Abstain
Ratify Appointment of Deloitte & Touche LLP	19,186,964	346,507	20,469

ITEM 6.	EXHIBITS

(a)	Exhibits

4.1	Amended and Restated Preferred Shares Rights Agreement, dated as of June 24, 2008, by and between Cost Plus, Inc. and Computershare Trust Company, N.A., including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Incorporated by reference to Exhibit 4.1 to the Cost Plus Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2008.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 8, 2008	By:	/s/ JANE L. BAUGHMAN
Jane L. Baughman
Executive Vice President
Chief Financial Officer
Duly Authorized Officer

INDEX TO EXHIBITS

4.1	Amended and Restated Preferred Shares Rights Agreement, dated as of June 24, 2008, by and between Cost Plus, Inc. and Computershare Trust Company, N.A., including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Incorporated by reference to Exhibit 4.1 to the Cost Plus Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2008.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.