Form 10-Q
period 2008-11-01
COST PLUS INC/CA/
filed 2008-12-05
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

The number of shares of Common Stock, $0.01 par value, outstanding on December 5, 2008 was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended November 1, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,506	$3,283	$3,479
Merchandise inventories, net	314,311	272,855	328,102
Income taxes receivable	2,701	16,261	36,305
Other current assets	20,927	25,332	24,692

Total current assets	341,445	317,731	392,578
Property and equipment, net	203,711	221,700	226,905
Other assets, net	13,889	14,316	25,806

Total assets	$559,045	$553,747	$645,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,658	$93,845	$81,085
Accrued compensation	12,211	12,232	12,798
Revolving line of credit	117,392	18,060	104,397
Current portion of long-term debt	811	775	764
Other current liabilities	36,484	31,690	32,489

Total current liabilities	249,556	156,602	231,533
Capital lease obligations	7,263	8,358	8,772
Long-term debt	113,798	114,411	114,610
Other long-term obligations	33,878	36,857	40,538
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,087,113 shares	221	221	221
Additional paid-in capital	170,223	168,793	168,653
Retained earnings	(15,894)	68,505	80,962

Total shareholders’ equity	154,550	237,519	249,836

Total liabilities and shareholders’ equity	$559,045	$553,747	$645,289

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$212,973	$214,588	$645,609	$626,318
Cost of sales and occupancy	156,996	153,982	472,759	457,399

Gross profit	55,977	60,606	172,850	168,919
Selling, general and administrative expenses	78,494	79,125	233,944	226,261
Store preopening expenses	84	702	3,228	2,893

Loss from continuing operations, before interest and taxes	(22,601)	(19,221)	(64,322)	(60,235)
Net interest expense	3,689	3,359	9,857	8,223

Loss from continuing operations before income taxes	(26,290)	(22,580)	(74,179)	(68,458)
Income tax benefit	(621)	(9,235)	(1,266)	(27,441)

Net loss from continuing operations	(25,669)	(13,345)	(72,913)	(41,017)
Loss from discontinued operations, net of tax	(98)	(599)	(11,488)	(2,025)

Net loss	$(25,767)	$(13,944)	$(84,401)	$(43,042)

Net loss per weighted average share from continuing operations
Basic	$(1.16)	$(0.60)	$(3.30)	$(1.86)
Diluted	$(1.16)	$(0.60)	$(3.30)	$(1.86)

Net loss per weighted average share from discontinued operations
Basic	$(0.01)	$(0.03)	$(0.52)	$(0.09)
Diluted	$(0.01)	$(0.03)	$(0.52)	$(0.09)

Net loss per weighted average share
Basic	$(1.17)	$(0.63)	$(3.82)	$(1.95)
Diluted	$(1.17)	$(0.63)	$(3.82)	$(1.95)

Weighted average shares outstanding
Basic	22,087	22,086	22,087	22,086
Diluted	22,087	22,086	22,087	22,086

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007
Cash Flows From Operating Activities:
Net loss	$(84,401)	$(43,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,968	27,456
Deferred income taxes	(225)	(4,551)
Tax effect of disqualifying common stock dispositions	—	3
Share-based compensation expense	1,430	1,611
Loss on asset disposal	2,023	33
Impairment of property and equipment	1,106	—
Changes in assets and liabilities:
Merchandise inventories	(41,456)	(64,046)
Income taxes receivable	13,560	(24,126)
Other assets	5,149	4,497
Accounts payable	(9,542)	18,075
Other liabilities	2,160	(2,008)

Net cash used in operating activities	(84,228)	(86,098)

Cash Flows From Investing Activities:
Purchases of property and equipment	(13,270)	(28,842)
Proceeds from sale of property and equipment	34	36

Net cash used in investing activities	(13,236)	(28,806)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	99,332	104,397
Proceeds from long-term debt	—	39,586
Pay-down of long-term debt	—	(36,000)
Principal payments on long-term debt	(577)	(409)
Debt issuance costs	—	(706)
Principal payments on capital lease obligations	(1,068)	(1,198)
Proceeds from the issuance of common stock	—	16

Net cash provided by financing activities	97,687	105,686

Net increase (decrease) in cash and cash equivalents	223	(9,218)

Cash and Cash Equivalents:
Beginning of period	3,283	12,697

End of period	$3,506	$3,479

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,035	$7,571

Cash (received) paid for income taxes	$(13,827)	$370

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended November 1, 2008 and November 3, 2007

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at November 1, 2008 and November 3, 2007, and the interim results of operations for the three-month and nine-month periods ended November 1, 2008 and November 3, 2007, and cash flows for the nine months ended November 1, 2008 and November 3, 2007. The balance sheet at February 2, 2008, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month and nine-month periods ended November 3, 2007 has been revised to present certain components as discontinued operations (see Note 2). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

The results of operations for the three-month and nine-month periods ended November 1, 2008, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. DISCONTINUED OPERATIONS

In January 2008, the Board of Directors of the Company approved a plan for the Company to exit eight underperforming media markets by closing 13 of its existing stores. The Company expects the elimination of these media markets will allow the Company to increase its brand presence in outperforming markets. All 13 stores were closed during the first quarter of fiscal 2008 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed by the end of the second quarter of fiscal 2008. The Company expects the remaining expense associated with the store closure activities to be immaterial.

The 13 stores are reported as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and as such both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the 13 stores. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and were approximately $12.6 million as of November 1, 2008 consisting primarily of estimated lease exit costs net of sublease income, severance and various shutdown costs.

Additional charges or gains related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to this disposition are subject to significant uncertainty, including the variability in future vacancy periods, sublease income or negotiations with landlords regarding buy-out payments on leases.

Results from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(In thousands)		(In thousands)
Store sales	$—	$5,993	$10,159	$17,395
Costs and expenses:
Cost of store sales and occupancy	—	4,704	6,956	14,208
Operating and administrative expenses	103	2,261	3,459	6,470
Lease exit costs, net of estimated sublease income	372	—	11,195	—
Adjustments to asset impairment reserve	(377)	—	(542)	—
Severance and shutdown costs	—	—	579	—

Loss before income taxes	(98)	(972)	(11,488)	(3,283)
Income tax benefit	—	373	—	1,258

Loss from discontinued operations, net of tax	$(98)	$(599)	$(11,488)	$(2,025)

Following is a summary of the reserve for store closures, which is included in total current liabilities for the nine month period ended November 1, 2008 (in thousands):

Nine Months Ended November 1, 2008
Balance – February 2, 2008	$—
Lease exit costs, net of estimated sublease income	11,195
Severance and shutdown costs	579

Total provision for store closures	11,774

Payments for leases and settlements	(5,593)
Payments for severance and shutdown	(579)

Balance – November 1, 2008	$5,602

3. RECENT ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

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

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $528,000 for the three months ended November 1, 2008 compared to $556,000 for the three months ended November 3, 2007. Share-based compensation expense for the nine months ended November 1, 2008 was $1.4 million compared to $1.6 million for the nine month period ended November 3, 2007. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of November 1, 2008, there was $2.9 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 1.2 years.

The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and nine-month periods ended November 1, 2008 and November 3, 2007:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Expected dividend rate	—%	—%	—%	—%
Volatility	65.3%	42.2%	55.9%	41.0%
Risk-free interest rate	2.9%	4.2%	2.4%	4.5%
Expected lives (years)	4.8	4.8	4.8	4.8
Weighted average fair value per option granted	$0.96	$1.74	$1.69	$3.54

During the third quarter of fiscal 2008 the Company granted options to purchase 96,000 shares of common stock to its employees and non-employee directors. The following table summarizes stock option activity during the nine-month period ended November 1, 2008:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding, February 2, 2008	2,258,303	$20.96
Granted	1,043,500	3.39
Exercised	—	—
Cancelled	(95,300)	18.17

Outstanding, November 1, 2008	3,206,503	$15.32	4.80	$—

Exercisable, November 1, 2008	1,656,958	$23.17	3.80	$—

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. There were no stock option exercises during the nine-month period ended November 1, 2008.

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
November 1, 2008
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(1.17)	$0.00	$(1.17)	$(3.82)	$0.00	$(3.82)
November 3, 2007
Shares	22,086	—	22,086	22,086	—	22,086
Amount	$(0.63)	$0.00	$(0.63)	$(1.95)	$0.00	$(1.95)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and nine-month periods ended November 1, 2008 and November 3, 2007, there were 3,206,503 and 2,406,064 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of November 1, 2008, February 2, 2008, and November 3, 2007 is summarized as follows:

(In thousands)	November 1, 2008	February 2, 2008	November 3, 2007
Obligations under sale and leaseback:
California distribution centers	62,778	63,173	63,300
Virginia distribution center	51,831	52,013	52,074

Total long-term debt	114,609	115,186	115,374
Less current portion	(811)	(775)	(764)

Long-term debt, net	$113,798	$114,411	$114,610

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

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and acquired in the future by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings under the Credit Agreement will be paid down within 12 months. As of November 1, 2008, the Company was in compliance with its loan covenant requirements, had $117.4 million in borrowings and $10.4 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $72.2 million.

7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN48) on February 4, 2007. Consistent with the recording of the deferred tax valuation allowance in the fourth quarter of fiscal 2007, we did not record a federal or state tax benefit on our operating loss in the third quarter of fiscal 2008. At February 2, 2008, the Company had $2.0 million in unrecognized tax benefits, the recognition of which would have an impact of $555,000 on the Company’s income tax provision. During the third quarter, the Company recognized a reduction in unrecognized tax benefits of $577,000 due to the expiration of the applicable statute of limitations. At the end of the third quarter, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $451,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. During the third quarter, the Company recognized a reduction in accrued interest and penalties of $244,000 and $1,000 due to the expiration of applicable statutes of limitations. At November 1, 2008, the Company had accrued $269,000 and $11,000 for the potential payment of interest and penalties, respectively.

As of November 1, 2008, the Company is subject to U.S federal income tax examinations for tax years 2005 and forward, and is subject to state and local tax examinations for tax years 1997 and forward.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended November 1, 2008. The results of operations for the three-month and nine-month periods ended November 1, 2008, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

Net sales for the third quarter of fiscal 2008 were $213.0 million compared to $214.6 million last year. Comparable store sales for the third quarter decreased 3.4% compared to a 4.3% decrease last year. Year-to-date, net sales were $645.6 million, a 3.1% increase from $626.3 million last year, with same store sales decreasing 0.6% compared to a decrease of 6.7% last year. The decrease in comparable store sales for the quarter and year-to-date was primarily the result of a reduction in the average ticket, partially offset by increases in customer count.

The Company reported a net loss of $25.8 million in the third quarter of fiscal 2008, or $1.17 per diluted share, compared to a net loss of $13.9 million, or $0.63 per diluted share, for the third quarter last year. The increase in the net loss was primarily due to the absence of an income tax benefit in the third quarter of fiscal 2008 due to the establishment of a tax valuation allowance against deferred tax assets taken in the fourth quarter of fiscal 2007. The third quarter gross profit margin decline over the prior year is primarily due to the lagging impact of high energy prices and a weak dollar on cost of goods, and a shift in mix away from home products toward consumables. SG&A expenses as a percentage of net sales were 36.9% for the third quarter of 2008 and flat compared to last year. During the quarter, the Company recorded a $1.1 million non-cash charge for the write-down of store assets to fair value in five underperforming stores; this was offset by ongoing cost reduction initiatives.

During the first quarter of 2008, the Company exited eight media markets by closing 13 stores. The sales and all costs from operating and closing the stores have been removed from the results of continuing operations and reported in discontinued operations for both the current and prior periods. For the third quarter of fiscal 2008, the loss from discontinued operations was $0.1 million (net of tax) compared to a loss of $0.6 million (net of tax) for the third quarter of fiscal 2007. The loss from discontinued operations in the third quarter of fiscal 2008 primarily reflects additional costs for lease settlements.

In the third quarter of fiscal 2008, the Company did not open or close any stores and ended the quarter with 296 stores in 33 states. Year-to-date, the Company has opened 15 new stores. No other store openings are planned for the remainder of fiscal 2008.

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended November 1, 2008 as compared to the three months and nine months ended November 3, 2007.

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales decreased $1.6 million, or 0.8%, to $213.0 million for the third quarter of fiscal 2008 from $214.6 million for the third quarter of fiscal 2007. Year-to-date, net sales were $645.6 million, a 3.1% increase from $626.3 million last year. Net sales for the third quarter decreased primarily due to lower comparable store sales, partially offset by higher non-comparable store sales. Comparable store sales decreased 3.4%, or $7.2 million, in the third quarter of fiscal 2008, compared to a decrease of 4.3%, or $9.0 million, in the third quarter of fiscal 2007. Year-to-date, comparable store sales decreased 0.6% compared to a decrease of 6.7% last year. Comparable store sales decreased during the third quarter and year-to-date primarily as the result of a reduction in the average ticket, partially offset by increases in customer count. As of November 1, 2008, the calculation of comparable store sales included a base of 281 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. At the end of the third quarter of fiscal 2008, the Company operated 296 stores in 33 states versus 284 stores (after adjusting for the 13 stores now classified as discontinued operations) in 33 states at the end of the third quarter of fiscal 2007.

The Company classifies its sales into home and consumables product lines. For the third quarter, home accounted for 63% of total sales versus 64% last year, and consumables accounted for 37% of total sales versus 36% last year. For the first nine months of fiscal 2008 and fiscal 2007, home furnishings accounted for 64% of total sales, and consumables accounted for 36% of total sales.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $3.0 million, or 2.0%, to $157.0 million in the third quarter of fiscal 2008. As a percentage of net sales, total cost of sales and occupancy increased 190 basis points to 73.7% in the third quarter of fiscal 2008 compared to 71.8% in the third quarter of fiscal 2007. Cost of sales for the third quarter increased 150 basis points primarily as a result of the lagging impact of high energy prices and a weak dollar on cost of goods, and a shift in mix away from home products toward consumables. Occupancy as a percentage of net sales for the quarter increased 40 basis points as a result of the deleveraging of the costs on lower comparable store sales. Year-to-date, total costs of sales and occupancy were $472.8 million and increased $15.4 million, or 3.4%, compared to the same period in fiscal 2007. As a percentage of net sales, total cost of sales and occupancy for the year increased 20 basis points to 73.2% from 73.0% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $0.6 million, or 0.8%, to $78.5 million in the third quarter of fiscal 2008 compared to $79.1 million in the third quarter of fiscal 2007. As a percentage of net sales, SG&A expenses were flat at 36.9% in the third quarters of fiscal 2008 and fiscal 2007. During the quarter, the Company recorded a $1.1 million non-cash charge for the write-down of store assets to fair value in five underperforming stores. This was offset by savings achieved from ongoing corporate cost reduction initiatives. Year-to-date, SG&A expenses increased $7.6 million, or 3.4%, to $233.9 million compared to $226.3 million last year. As a percentage of net sales, year-to-date SG&A expenses increased 10 basis points to 36.2% compared to 36.1% last year, primarily as a result of costs incurred related to the Pier 1 Imports Inc. offer to acquire the Company as well as the store impairment charge.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $84,000 for the third quarter of fiscal 2008 compared to $702,000 for the third quarter of fiscal 2007. The Company did not open any new stores in the third quarter of fiscal 2008 compared to three new stores in the same period last year. Year-to-date, store preopening expenses were $3.2 million compared to $2.9 million for the same period last year, with 15 stores opened compared to 13 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.7 million for the third quarter of fiscal 2008 compared to $3.4 million for the third quarter of fiscal 2007. Year-to-date, net interest expense was $9.9 million compared to $8.2 million for the same period last year. The increase in net interest expense was primarily due to the higher level of borrowings under the Company’s line of credit.

Income Taxes The Company’s effective tax rate as a result of discrete events was a benefit of 2.4% in the third quarter of fiscal 2008 compared to a benefit of 40.8% in the third quarter of fiscal 2007. Consistent with the recording of the deferred tax valuation allowance in the fourth quarter of fiscal 2007, we did not record a federal or state tax benefit on our operating loss in the third quarter of fiscal 2008, which resulted in the year-over-year tax rate decrease. The Company expects its effective tax rate before discrete events to be zero for the remainder of the year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $3.5 million at November 1, 2008 and November 3, 2007. The Company met its short-term liquidity needs and its capital requirements for the nine-month period ended November 1, 2008 with existing cash and cash provided from financing activities. The Company believes that the combination of its existing cash balances, cash generated from operations during the remainder of the year, and available borrowings under its secured revolving credit facility will be sufficient to finance its working capital and other capital projects for at least the next 12 months. The Company’s ability to fund its operations and make planned capital expenditures depends on its future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control. The Company plans to examine all aspects of its operations after the holiday season and may make adjustments to its business to maintain its liquidity and improve its margins and profitability.

Cash Flows From Operating Activities Net cash used in operating activities totaled $84.2 million year-to-date compared to $86.1 million in the same period last year, a decrease of $1.9 million. The decrease in net cash used in operations compared to last year was primarily due to lower income taxes receivable and decreased merchandise inventories, partially offset by a higher net loss and a decrease in accounts payable.

Cash Flows From Investing Activities Net cash used in investing activities totaled $13.2 million year-to-date, a $15.6 million decrease compared to the same period last year. Net cash used in investing activities decreased mainly because the construction of the Company’s general merchandise facility in Stockton, CA was completed in fiscal 2007, resulting in no related spending during fiscal 2008 versus $10.2 million spent on the construction for the same period last year. Additionally, there was less spending related to Information System and Visual Merchandise projects compared to last year.

Cash Flows From Financing Activities Net cash provided by financing activities was $97.7 million year-to-date compared to $105.7 million in the same period last year. Year-to-date, the Company had net proceeds from its revolving line of credit of $99.3 million compared to $104.4 million last year. Year-to-date, the Company did not have any proceeds from long-term debt, compared to proceeds from long-term debt of $39.6 million for the same period last year from the sale-leaseback of its general merchandise facility in Stockton, CA. A portion of those proceeds were used to pay-down $36.0 million of existing long-term debt.

Revolving Line of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and acquired in the future by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0%, and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. The Company believes that borrowings under the Credit Agreement will be paid down within 12 months. As of November 1, 2008, the Company was in compliance with its loan covenant requirements, had $117.4 million in borrowings and $10.4 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $72.2 million.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Borrowings under the Company’s revolving credit line increased $99.3 million as of November 1, 2008 from the amount disclosed as of February 2, 2008. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Impact of Recent Accounting Pronouncements

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

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

As of November 1, 2008, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s evaluation and conclusions set forth above have not been audited by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

3.3.1	Amended and Restated Bylaws dated November 6, 2008.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC. Registrant

Date: December 5, 2008	By:	/s/ JANE L. BAUGHMAN
Jane L. Baughman
Executive Vice President Chief Financial Officer Duly Authorized Officer

INDEX TO EXHIBITS

3.3.1	Amended and Restated Bylaws dated November 6, 2008.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.