Form 10-K
period 2009-01-31
COST PLUS INC/CA/
filed 2009-04-02
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on August 2, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51.5 million as reported for such date on the Nasdaq Global Select Market. As of April 2, 2009, 22,087,113 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2009 (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part hereof.

COST PLUS, INC.

2008 FORM 10-K

Some of the statements under the sections entitled “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K are forward-looking statements, which reflect Cost Plus, Inc.’s (the “Company”) current beliefs and estimates with respect to future events and the Company’s future financial performance, business, operations and competitive position. Forward looking statements may be identified by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. The forward-looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual results or performance to differ materially from those expressed in such forward-looking statements due to a number of factors including those set forth in Risk Factors in this Form 10-K and in documents which are incorporated by reference herein. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent the Company’s expectations only as of the date they are made. The Company does not undertake any obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products in the United States. Cost Plus, Inc. was organized as a California corporation in November 1946 and opened its first retail store in 1958 in San Francisco, California. As of January 31, 2009, the Company operated 296 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 33 states. As discussed below, the Company is in the process of closing 26 stores. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. During the fiscal year ended January 31, 2009, the Company opened a total of 15 new stores, including 12 in the existing markets of Palm Desert, CA; Houston, TX; Lubbock, TX; Nashville, TN; Naples, FL; Phoenix, AZ; DC Area, VA; Columbia, SC; Chicago, IL; and three in the new markets of Flagstaff, AZ; Palm Beach, FL and Panama City, FL. In addition to opening 15 new stores in fiscal 2008, the Company also closed 17 stores. The Company did not open any stores in new states during fiscal 2008. In fiscal 2009, the Company does not intend to open any new stores.

On January 5, 2009, the Board of Directors of the Company, approved a plan for the Company to close 26 of its underperforming stores while exiting eight media markets during fiscal 2009. In addition, the Board of Directors approved a plan to reduce home office and distribution center staff by approximately 18% and implement a number of additional cost reduction initiatives. The Company is taking these actions to reduce costs in response to the challenging retail environment.

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

Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and bottled water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores that have been privately bottled and imported from around the world. State regulations may limit or restrict the Company’s ability to sell alcoholic beverages. Consumable products, particularly beverages, generally have lower margins compared to the Company’s average. Gourmet foods include packaged products from around the world and seasonal items that relate to “traditional” holidays and customs. Packaged snacks, candy and pasta are often displayed in open barrels and crates. Food items typically have a shelf life of six months or longer.

The Company classifies its sales into the home furnishings and consumables product lines. Sales in each category as a percentage of total net sales for the prior three fiscal years were as follows:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Home Furnishings	61%	61%	61%
Consumables	39%	39%	39%

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

Planning and Buying. Cost Plus World Market effectively manages a large number of products by utilizing centralized merchandise planning, tracking and replenishment systems. The Company regularly monitors merchandise activity at the item level through its management information systems to identify and respond to product trends. The Company maintains its own central buying staff that are responsible for establishing the assortment of inventory within its merchandise classifications each season, including integrating current trends or themes identified by the Company into its different product categories. The Company attempts to moderate the risk associated with merchandise purchasing by testing selected new products in a limited number of stores. The Company’s long-standing relationships with overseas suppliers, its international buying agency network and its knowledge of the import process facilitate the planning and buying process. The buyers work closely with suppliers to develop unique products that will meet customers’ expectations for quality and value.

Advertising

The Company’s marketing program is a multimedia strategy utilizing print, electronic and non-traditional media, including weekly newspaper circulars, daily newspaper advertisements, direct mail, radio, e-mail correspondence and online search functionality. Each medium is used to highlight product offerings and communicate promotional activity. In addition, the Company uses a series of advertising elements and store-based event activity to highlight grand openings of new stores. This activity is targeted to be both specific to each store opening and to the general market in which the new store is located.

The Company offers selected products on its website at www.worldmarket.com which provides customers with purchase options and product information for items sold in stores. The Company’s website is designed to leverage a multi-channel philosophy, giving customers an additional touch point with its merchandise and marketing and to increase traffic at its stores.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers, one of which represented approximately 10% and another which represented approximately 9% of total purchases in the fiscal year ended January 31, 2009. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with any suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing primarily controlled by the corporate buying office.

The Company currently services its stores from its distribution centers located in Stockton, California (“California”) and Windsor, Virginia (“Virginia”). Domestically sourced merchandise are usually delivered to the distribution centers by common carrier or by Company trucks.

Information Systems

Each of the Company’s stores is linked to the Cost Plus World Market headquarters in Oakland, California through an IBM 4690 Point-of-Sale (POS) system and a Multiprotocol Label Switching (MPLS) data network that interfaces with an IBM AS/400 computer. The Company’s information systems keep records, which are updated daily, of every merchandise item sold in each store, as well as financial, sales and inventory information. The Point-of-Sale system also has scanning, price look-up and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities.

Purchasing operations are facilitated by the use of merchandise information systems that allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s Central Replenishment system includes stock keeping unit (SKU) and store-specific “model stock” logic that enables the Company to maintain adequate stock levels on basic goods in each location. In fiscal 2008, a new Assortment Planning application was implemented to improve SKU level planning and management.

The Company uses several other information systems to manage and control its operations and finances. These information systems are designed to ensure the integrity of the Company’s inventory, support pricing decisions, process payroll, pay bills, control cash, maintain fixed assets and track promotions throughout all of the Company’s stores. The Company’s Warehouse Management system enables our distribution centers to receive, locate, pick and ship inventory to stores. In fiscal 2008, a new DC Labor Management system was implemented to improve DC labor planning, tracking and reporting.

Additional systems enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance.

Competition

The markets served by Cost Plus World Market are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such retailers as Bed Bath & Beyond, Target, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. Most specialty retailers tend to have higher prices and a narrower assortment of products and department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers principally on the basis of price, assortment of products, brand name recognition, suitable retail locations and qualified management personnel.

Employees

As of January 31, 2009, the Company had 2,364 full-time and 3,887 part-time employees. Of these, 5,593 were employed in the Company’s stores, and approximately 658 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 11 stores in Northern California are covered by a collective bargaining agreement that expires on May 31, 2009. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Aaku,” “Asian Passage,” “Atacama with logo” and “Atacama” logo, “Cab-u-lous” “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crandall Brooks,” “Credo,” “Crossroads,” “Donaletta with logo,” “Electric Reindeer” and “Electric Reindeer” logo, “Marche du Monde with logo” and “Marche du Monde” logo, “Market Classics,” “Maui Morning,” “Mercado Del Mundo,” “One World. One Store,” “Praline Perk,” “Seacliff” and “Seacliff” logo, “Soiree,” “Texas Turtle,” “The Big Sipper,” “Villa Vitale,” “World Market” and “Zinfatuation” marks with the United States Patent and Trademark Office on the Principal register. The company has pending applications to register its “Tales of the Sip,” “There with logo,” and “World Grill” marks with the United States Patent and Trademark Office. In Canada, the Company has registered its “Cost Plus” and “World Market” marks and has applied to register its “Cost Plus World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. In Mexico, the Company has registered its “Mercado Del Mundo” and “World Market” marks. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

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

We have a history of negative cash flows and losses in recent years.

Including fiscal 2008, we experienced net losses each annual period since fiscal 2006. As of January 31, 2009, we had an accumulated deficit of $34.2 million. For fiscal 2007 and for each annual period since fiscal 2004, we had decreases in cash and cash equivalents. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows will not be incurred, which could have a material adverse affect on our financial condition. The turnaround plan calls for, among other things, the closing of 26 underperforming stores in fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. We are dependent upon our revolving credit facility to fund operating losses and seasonal inventory purchases. We do not plan on paying off our revolving credit facility during fiscal 2009. Access to our revolving credit facility is dependent upon meeting our debt covenant and not exceeding the borrowing limit of the revolving credit facility. There can be no assurance that we will achieve or sustain positive cash flows or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

The recent deterioration of the global economic environment and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The global economic environment deteriorated substantially during 2008. The declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. The difficult economic situation faced in the United States and other countries is not expected to end in the near future and consumer confidence and spending could remain depressed and possibly deteriorate even further. During times of economic uncertainty, consumers tend to sacrifice purchases of discretionary items, including the Company’s products, which could continue to adversely impact the Company’s financial results and turnaround plan.

Possibility of delisting from Nasdaq.

Under Nasdaq Marketplace Rule 4310(c)(4) requirement, if the bid price of the Company’s common stock closes below the minimum $1.00 per share for 30 consecutive business days, the Company’s common stock is subject to potential delisting from the Nasdaq Capital Market. Given the extraordinary market conditions, Nasdaq has suspended this requirement until July 19, 2009. The bid price of the Company’s common stock has closed below $1.00 for 30 consecutive business days so the Company could be subject to potential delisting if the stock stays below $1.00 and the requirement is reinstated. In that case, the Company would be given 180 calendar days, to regain compliance by maintaining a bid price of at least $1.00 for 10 consecutive business days.

We have significant indebtedness.

We have significant debt and may incur substantial additional debt in the future. A significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenant, we would be in default and the lenders would have the right to accelerate full payment of the loans. In such event, we might not have sufficient cash resources to repay the lenders and we might not be able to refinance our debt on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in our business and competition; and to react in the event of an economic downturn.

Our lender has liens on substantially all of our assets and could foreclose in the event that we default under our credit facility.

Under the terms of our revolving credit facility, our lender has a first priority lien on substantially all of our assets, including our cash and inventory balances. If we default under the revolving credit facility, our lender would be entitled to, among other things, foreclose on our assets in order to satisfy our obligations under the credit facility.

We face significant competition in our industry.

The markets that we serve are very competitive. We compete against a diverse group of retailers ranging from specialty stores to department stores and discounters. Our product offerings compete with such retailers as Bed Bath & Beyond, Target, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. We compete with these and other retailers for customers, suitable retail locations and qualified management personnel. Some of our competitors have greater resources, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, distribution, and marketing. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Our business is highly seasonal, and our operating results fluctuate significantly from quarter to quarter.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and we expect will continue to contribute, a large percentage of our net sales and much of our net income, if any, for the entire fiscal year. Any factors that have a negative effect on our business during the Holiday selling season in any year, including unfavorable economic conditions, would materially and adversely affect our financial condition and results of operations. We generally experience lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of our operations for these interim periods are not necessarily indicative of the results for our full fiscal year.

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

We incur significant costs for the transportation of goods from foreign ports to our distribution centers and stores and for utility services in our stores, distribution centers and corporate offices. We continually negotiate pricing for certain transportation contracts and, in a period of volatile fuel costs such as we have recently experienced, we expect that our vendors for these services will increase their rates to compensate for any possible increases in energy costs. We may not be able to pass a portion of these increased costs on to our customers and remain competitively priced.

Our operating results will be harmed if we are unable to improve our comparable store sales.

Our success depends, in part, upon our ability to improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. Fiscal 2006 was 53 weeks; therefore, to ensure a meaningful comparison, comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis. In fiscal 2008, comparable store sales decreased by 2.6% from fiscal 2007 and fiscal 2007 sales decreased by 5.4% from fiscal 2006. Various factors affect comparable store sales, including:

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

Impact of natural disasters.

The occurrence of one or more natural disasters, including earthquakes (particularly in California where our Stockton distribution center is located and approximately 27.8% of our sales were generated in fiscal 2008) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

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

We have significant purchase obligations with suppliers outside of the United States. During fiscal 2008, approximately 3.4% of these purchases were settled in currencies other than the United States dollar, compared to approximately 3.7% of purchases in fiscal 2007. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

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

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the market price of our stock.

Effective internal control is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of April 2, 2009, the Company operated 270 stores in 30 states. The average selling space of a Cost Plus World Market store was approximately 15,700 square feet. The total average square footage of a Cost Plus World Market store was approximately 18,700 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	5	Idaho	2	Michigan	5	South Carolina	8
Arizona	13	Illinois	13	Missouri	6	South Dakota	1
California	71	Indiana	1	Montana	2	Tennessee	5
(Northern California	30)	Iowa	1	Nevada	5	Texas	32
(Southern California	41)	Kansas	2	New Mexico	3	Utah	2
Colorado	7	Kentucky	1	North Carolina	12	Virginia	10
Florida	16	Louisiana	6	Ohio	10	Washington	11
Georgia	6	Maryland	2	Oregon	7	Wisconsin	5

The Company leases land and buildings for 264 stores (of which 10 are capital leases) and leases land and owns the buildings for six stores. The Company currently leases its executive headquarters in Oakland, CA pursuant to a lease that expires in October 2013.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Barry J. Feld	52	Chief Executive Officer, President and Director
Joan S. Fujii	62	Executive Vice President, Human Resources
Jane L. Baughman	42	Executive Vice President, Chief Financial Officer and Secretary
Rayford K. Whitley	45	Senior Vice President, Supply Chain
George K. Whitney	55	Senior Vice President, Merchandising
Jeffrey A. Turner	46	Senior Vice President, Chief Information Officer
Carrie F. Crooker	49	Senior Vice President, Store Operations
Elizabeth Allen	42	Senior Vice President, Marketing

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

Ms. Baughman is the Executive Vice President and Chief Financial Officer for Cost Plus, Inc. She is responsible for all of the Company’s financial activities including: Finance, Accounting, Treasury, Risk Management, Tax and Real Estate, and has more than 17 years of retail experience. Ms. Baughman joined Cost Plus in February 1996 as Manager of Merchandise Planning and has been promoted into positions of increasing responsibility including: Director of Financial Planning & Analysis, VP of Finance, Treasurer, and SVP Financial Operations prior to her appointment as EVP and Chief Financial Officer in September 2007. Ms. Baughman has also served as the Company’s Corporate Secretary since August 2001. Prior to joining the Company, Ms. Baughman served in various financial positions for The Nature Company and The Gap, Inc., and worked in investment banking as a financial analyst for Dillon Read & Co., Inc.

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

Ms. Allen joined the Company in September 2008 as Senior Vice President of Marketing. She has 19 years of consumer marketing expertise developed while working with high-profile brands, including Apple, Gap, LucasArts, Boston Market and Sprint, where she managed a broad range of functions: brand management, marketing communications, advertising and consumer insights. Ms. Allen also held leadership positions developing and executing integrated marketing strategies on global, national and regional levels. She began her career in advertising and worked for Foote, Cone & Belding and J. Walter Thompson in both San Francisco and New York. Most recently, she served as Vice President of Marketing for Gap from 2004 to 2007.

There are no family relationships among any of our directors or executive officers.

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

Fiscal Year Ended January 31, 2009

	Price Range
	High	Low
First Quarter	$4.07	$2.76
Second Quarter	3.52	2.26
Third Quarter	2.50	1.05
Fourth Quarter	1.66	0.80

Fiscal Year Ended February 2, 2008

	Price Range
	High	Low
First Quarter	$11.20	$8.80
Second Quarter	9.74	5.86
Third Quarter	5.70	2.89
Fourth Quarter	5.81	2.97

As of March 26, 2009, the Company had 45 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 2,400 beneficial shareholders as of that date.

Dividend Policy

As of January 31, 2009, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so. Certain provisions of the Company’s loan agreements restrict the ability of the Company to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares in fiscal 2004 under the program. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares creating a total of 1,074,500 shares available for repurchase under the program. There were no shares repurchased under the program during fiscal 2008, fiscal 2007 and fiscal 2006. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from our proxy statement to be filed for our 2009 Annual Meeting of Shareholders. See Item 12 of this Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq National Market—U.S. Index and the Nasdaq CRSP Retail Group Index from January 31, 2004 through the fiscal year ended January 31, 2009. In preparing the graph it was assumed that: (i) $100 was invested on January 31, 2004 in our common stock at $43.38 per share (adjusted for stock splits), the Nasdaq National Market—U.S. Index and the Nasdaq CRSP Retail Group Index; and (ii) all dividends were reinvested.

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

*	$100 invested on 1/31/04 in stock or index-including reinvestment of dividends. Fiscal year ending January 31, 2009

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data1

(In thousands, except per share amounts and selected operating data)	Fiscal Year[2]
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$1,000,434	$995,666	$1,010,147	$942,863	$887,021
Cost of sales and occupancy	742,888	714,317	715,492	628,829	586,051

Gross profit	257,546	281,349	294,655	314,034	300,970
Selling, general and administrative expenses	331,077	318,133	308,710	274,100	245,206
Store preopening expenses	3,228	3,443	5,660	7,401	7,241
Impairment of goodwill	—	—	4,178	—	—

Income (loss) from continuing operations, before interest and taxes	(76,759)	(40,227)	(23,893)	32,533	48,523
Net interest expense	12,840	11,613	7,126	5,143	2,983

Income (loss) from continuing operations before income taxes	(89,599)	(51,840)	(31,019)	27,390	45,540
Income tax (benefit) expense	758	34	(10,687)	9,379	16,715

Net income (loss) from continuing operations	(90,357)	(51,874)	(20,332)	18,011	28,825

Income (loss) from discontinued operations, net of income tax	(12,311)	(3,626)	(2,204)	(1,422)	(646)

Net income (loss)	$(102,668)	$(55,500)	$(22,536)	$16,589	$28,179

Net income (loss) per share from continuing operations:
Basic	$(4.09)	$(2.35)	$(0.92)	$0.81	$1.32
Diluted	$(4.09)	$(2.35)	$(0.92)	$0.81	$1.29
Net income (loss) per share from discontinued operations:
Basic	$(0.56)	$(0.16)	$(0.10)	$(0.06)	$(0.03)
Diluted	$(0.56)	$(0.16)	$(0.10)	$(0.06)	$(0.03)
Net income (loss) per share:
Basic	$(4.65)	$(2.51)	$(1.02)	$0.75	$1.29
Diluted	$(4.65)	$(2.51)	$(1.02)	$0.75	$1.26
Weighted average shares outstanding—basic	22,087	22,086	22,068	22,004	21,840
Weighted average shares outstanding—diluted	22,087	22,086	22,068	22,100	22,323

Selected Operating Data:
Percent of net sales:
Gross profit	25.7%	28.3%	29.2%	33.3%	33.9%
Selling, general and administrative expenses	33.1%	32.0%	30.6%	29.1%	27.6%
Income (loss) from continuing operations, before interest and taxes	(7.7)%	(4.0)%	(2.4)%	3.5%	5.5%
Number of stores:
Opened during period	15	15	24	35	34
Closed during period	17	4	4	5	1
Open at end of period	296	298	287	267	237
Average sales per selling square foot[3]	$222	$223	$237	$247	$260
Comparable store sales increase (decrease)[4]	(2.6)%	(5.4)%	(3.3)%	(2.6)%	0.9%

Balance Sheet Data (at period end):
Working capital	$128,773	$161,129	$198,749	$188,463	$193,406
Total assets	444,992	553,747	569,546	529,571	492,203
Long-term debt and capital lease obligations, less current portion	120,721	122,769	121,567	62,319	50,591
Total shareholders’ equity	136,209	237,519	291,459	310,395	287,481
Current ratio	2.11	2.03	2.73	2.60	2.62
Debt to equity ratio	118.4%	60.2%	42.4%	22.3%	18.9%

1.	The consolidated statements of operations for the fiscal years ended 2007, 2006, 2005 and 2004 have been revised to present certain components as discontinued operations (see Note 2 of Notes to Consolidated Financial Statements). Unless otherwise indicated, information presented in the Notes to the Consolidated Financial Statements relates only to the Company’s continuing operations.
2.	The Company’s fiscal year end is the Saturday closest to the end of January. Fiscal 2006 was 53 weeks and ended on February 3, 2007. All other fiscal years presented consisted of 52 weeks.
3.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
4.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. Comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of results of operations, financial condition, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K. The fiscal year ended January 31, 2009 (fiscal 2008) included 52 weeks, fiscal year ended February 2, 2008 (fiscal 2007) included 52 weeks, and the fiscal year ended February 3, 2007 (fiscal 2006) included 53 weeks. The consolidated statements of operations for periods ended fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004 have been revised to present certain components as discontinued operations (see Note 2). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Overview

Cost Plus, Inc is a leading specialty retailer of casual home furnishings and entertaining products. As of January 31, 2009, the Company operated 296 stores in 33 states. As discussed below, the Company is closing 26 stores. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

The global economic environment deteriorated substantially during 2008. The declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in global financial markets have negatively impacted the level of consumer spending for discretionary items. The difficult economic situation faced in the United States and other countries is not expected to end in the near future and consumer confidence and spending could remain depressed and possibly deteriorate even further. During times of economic uncertainty, consumers tend to sacrifice purchases of discretionary items, including the Company’s products, which has and could continue to adversely impact the Company’s financial results and turnaround plan.

During the fourth quarter of fiscal 2008, the Company announced that it intends to close 26 of its underperforming stores while exiting eight media markets. Of the 26 stores that will close in fiscal 2009, 18 will be considered discontinued operations. Additionally, the Company reduced home office and distribution center staff by 18% and plans to implement a number of new cost reduction initiatives. After recording the charges discussed below the Company expects the combination of the store closures and cost reductions to yield annual savings of approximately $21 million, beginning in fiscal 2009. During fiscal 2009, the Company expects to record a pre-tax charge of approximately $18 million related to the store closures consisting primarily of lease exit costs. The cash outlay for the store closures will be partially offset by approximately $18 million in cash receipts from the sale of inventory at the closing stores which commenced in the fourth quarter of 2008.

Net sales for fiscal 2008 increased 0.5% to $1.0 billion from $995.7 million for fiscal 2007, while comparable store sales for fiscal 2008 decreased 2.6% compared to a 5.4% decrease in fiscal 2007. The net loss in fiscal 2008 was $102.7 million, or $4.65 per diluted share versus a net loss in fiscal 2007 of $55.5 million or $2.51 per diluted share. The fiscal 2008 net loss includes a non-cash pre-tax charge of $9.0 million to write-down selected products at the stores, and a $3.9 million non-cash pre-tax impairment charge to write-down property and equipment at the 26 stores that will be closed in fiscal 2009 and certain other underperforming stores, and the impact of a $41.7 million non-cash charge to provide a valuation allowance against our net deferred tax assets. Fiscal 2007 results include a $2.3 million non-cash pre-tax impairment charge to write-down affected property and equipment related to the store closures that occurred in fiscal 2008 and a non-cash charge of $20.1 million for a valuation allowance against our net deferred tax assets.

The Company opened 15 new stores and closed 17 during fiscal 2008 to end the year with 296 stores. The Company expects to close 26 stores and open no new stores in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales increased $4.8 million, or 0.5%, to $1.0 billion in fiscal 2008 from $995.7 million in fiscal 2007. The increase in net sales was attributable to an increase in non-comparable store sales of $29.7 million offset by a decrease in comparable store sales. Comparable store sales decreased 2.6% compared to a decrease of 5.4% in 2007. Comparable store sales decreased primarily as a result of a decrease in average ticket, partially offset by an increase in customer count. As of January 31, 2009, the calculation of comparable store sales included a base of 284 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. As of January 31, 2009, the Company operated 296 stores compared to 298 stores as of February 2, 2008.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales and consumables were 39% of sales in fiscal 2008 and fiscal 2007.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $28.6 million, or 4.0%, to $742.9 million in 2008 compared to $714.3 million in 2007. As a percentage of net sales, total cost of sales and occupancy increased 260 basis points to 74.3% in 2008 from 71.7% in 2007. The 260 basis point increase was largely due to an increase in cost of sales of 200 basis points primarily from the $9.0 million charge to permanently write-down selected inventory to current retail value, early and deep discounts taken to sell-through the holiday assortment and a shift in mix as consumers trended toward the lowest cost options and bargain prices through the holiday season. Occupancy as a percentage of net sales for the year increased 60 basis points as a result of the deleveraging of the costs on lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $13.0 million, or 4.1%, to $331.1 million in fiscal 2008 compared to $318.1 million in fiscal 2007. As a percentage of net sales, SG&A expenses for fiscal 2008 increased 110 basis points to 33.1% in 2008 from 32.0% in fiscal 2007. The increase was largely due to a $3.9 million non-cash impairment charge to write-down property and equipment at the 26 stores that will close in fiscal 2009 and certain other underperforming stores. Other contributing factors were decreased leverage on sales as a result of lower comparable store sales, costs incurred related to the Pier 1 Imports Inc. offer to acquire the Company and an increase in store payroll expense that was largely due to higher health insurance and workers’ compensation expense. Advertising expense for the year was approximately flat to last year both in dollars and as a percentage of sales.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $3.2 million in 2008 compared to $3.4 million in fiscal 2007. The Company opened 15 stores in both fiscal 2008 and in fiscal 2007. Per store average preopening expense decreased in fiscal 2008 due to lower average occupancy costs incurred prior to the store opening date. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $12.8 million in fiscal 2008 compared to $11.6 million in fiscal 2007. The increase in net interest expense was primarily due to higher seasonal borrowings under the Company’s revolving line of credit. Excluded from net interest expense is interest capitalized primarily related to distribution center projects which was $0 in fiscal year 2008 compared to $825,000 for fiscal year 2007 as the construction of the Company’s general merchandise facility in Stockton, California was completed in fiscal 2007.

Income Taxes The Company’s effective income tax rate for fiscal 2008 was a provision of 0.7%, compared to a benefit of 3.4% in fiscal 2007. The Company established a valuation allowance in both fiscal 2008 and fiscal 2007 on its net deferred tax assets. For more information, see Note 7 to our consolidated financial statements.

Fiscal 2007 (52 weeks) Compared to Fiscal 2006 (53 weeks)

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales decreased $14.3 million, or 1.4%, to $995.7 million in the fifty-two week fiscal year 2007 from $1.01 billion in the fifty-three week fiscal year 2006. The decrease in net sales was attributable to a decrease in comparable store sales. Comparable store sales decreased 5.4% compared to a decrease of 3.3% in 2006. Comparable store sales decreased primarily as a result of decreased customer traffic, partially offset by an increase in average transaction size. As of February 2, 2008, the calculation of comparable store sales included a base of 282 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. As of February 2, 2008, the Company operated 298 stores compared to 287 stores as of February 3, 2007. Consistent with the National Retail Federation reporting calendar, fiscal 2007 was a fifty-two week year for the Company compared to a fifty-three week year in fiscal 2006.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales and consumables were 39% of sales in 2007 and 2006.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, decreased $1.2 million, or 0.2%, to $714.3 million in 2007 compared to $715.5 million in 2006. As a percentage of net sales, total cost of sales and occupancy increased 90 basis points to 71.7% in 2007 from 70.8% in 2006. The 90 basis point increase was due to an increase in occupancy costs of 90 basis points primarily from decreased leverage on sales as a result of lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $9.4 million, or 3.0%, to $318.1 million in fiscal 2007 compared to $308.7 million in fiscal 2006. As a percentage of net sales, SG&A expenses for 2007 increased 140 basis points to 32.0% in fiscal 2007 from 30.6% in fiscal 2006. This was primarily due to decreased leverage on sales as a result of lower comparable store sales as well as higher store payroll expenses and higher depreciation expenses. Advertising expense for fiscal 2007 was approximately flat to fiscal 2006 both in dollars and as a percentage of sales. In fiscal 2007, the Company recorded a $2.3 million non-cash impairment charge to write-down property and equipment related to the store closures in fiscal 2008.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $3.4 million in fiscal 2007 compared to $5.7 million in fiscal 2006. The Company opened 15 stores in fiscal 2007 compared to 24 stores in fiscal 2006. Per store average preopening expense was flat compared to last year. Rent expense included in store preopening expenses was approximately $0.5 million in 2007 versus $1.1 million in fiscal 2006. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Impairment of Goodwill In fiscal 2006, the Company recorded a $4.2 million non-cash charge as a result of the impairment to goodwill. Based upon its annual goodwill impairment test performed in the fourth quarter of fiscal 2006, the Company reduced all of the goodwill attributed to the acquisition of Cost Plus, Inc. by BC Investments, Inc. in November of 1987. The impairment is included as a separate line item before “income from operations” in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $11.6 million in fiscal 2007 compared to $7.1 million in fiscal 2006. The increase in net interest expense was primarily due to additional long-term debt related to the Virginia and California distribution center sale-leaseback transactions, the California distribution center expansion, and higher seasonal borrowings under the Company’s revolving line of credit. Excluded from net interest expense was interest capitalized primarily related to distribution center projects totaling $825,000 and $729,000 for fiscal years 2007 and 2006, respectively.

Income Taxes The Company’s effective income tax rate for fiscal 2007 was a benefit of 3.4%, compared to a benefit of 34.4% in fiscal 2006. The decrease in the Company’s effective income tax rate benefit was due to the establishment of a valuation allowance on its net deferred tax assets in fiscal 2007. For more information, see Note 7 to the Company’s consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2008 was $3.7 million compared to $3.3 million at the end of fiscal 2007. The Company’s primary uses for cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, and to fund capital expenditures. Historically, the Company has financed its operations primarily from cash generated from operations and seasonal borrowings under a revolving credit facility. The Company believes that the combination of its cash and cash equivalents, cash generated from operations and available borrowings under its revolving credit facility will be sufficient to finance its working capital and other capital projects for the next twelve months.

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of January 31, 2009, the Company had an accumulated deficit of $34.2 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations, borrowings under its revolving credit facility and minimal capital expenditure requirements, will be sufficient to enable it to meet planned expenditures under its turnaround plan through at least the next 12 months. The turnaround plan calls for, among other things, the closing of 26 underperforming stores in fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its revolving credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on paying off its revolving credit facility during fiscal 2009. Access to the Company’s revolving credit facility is dependent upon meeting its debt covenant and not exceeding the borrowing limit of the revolving credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Cash Flows From Operating Activities Net cash used in operating activities totaled $2.9 million for fiscal 2008 versus net cash provided by operating activities of $5.0 million in fiscal 2007. The decrease in net cash provided by operations was primarily due to a higher net loss in fiscal 2008 and a reduction in accounts payable. This was partially offset by a reduction in inventory and other assets.

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

Cash Flows From Investing Activities Net cash used in investing activities totaled $14.9 million in fiscal 2008, a decrease of $18.2 million from fiscal 2007 largely due to decreased capital expenditures. The construction of the Company’s general merchandise facility in Stockton, California was completed in fiscal 2007, resulting in no related spending during fiscal 2008 versus $10.7 million spent in fiscal 2007. Additionally, in fiscal 2008 there was less spending related to information system, visual merchandise and new store projects compared to fiscal 2007.

Net cash used in investing activities totaled $33.1 million in fiscal 2007, a decrease of $30.7 million from fiscal 2006 due to decreased capital expenditures. In fiscal 2007, the Company spent $10.7 million on the expansion of the California distribution facility versus $36.8 million in fiscal 2006 and only opened 15 new stores compared to 24 new stores in fiscal 2006. The Company received net proceeds from the sale of property and equipment of $36,000 in fiscal 2007 compared to $3.7 million in fiscal 2006.

The Company estimates that fiscal 2009 capital expenditures will approximate $3.1 million; including approximately $1.6 million for management information systems and distribution center projects and $1.5 million allocated to investments in existing stores and various other corporate projects. The Company expects to close 26 stores and open no new stores in fiscal 2009.

Cash Flows From Financing Activities Net cash provided by financing activities was $18.2 million for fiscal 2008 compared to $18.7 million in fiscal 2007. The Company had outstanding borrowings from its revolving credit line of $38.5 million at fiscal year end 2008 compared to $18.1 million at fiscal year end 2007. In fiscal 2008, there were no proceeds from long-term debt compared to proceeds from long-term debt last year of $39.6 million related to the sale-leaseback of the newly constructed general merchandise distribution facility in Stockton, California. Principal payments on long-term debt were $775,000 compared to $597,000 in fiscal 2007. In 2008, the Company did not receive proceeds from the issuance of common stock in connection with the exercise of employee stock options compared to $16,000 received in fiscal 2007.

Net cash provided by financing activities was $18.7 million for fiscal 2007 compared to $55.5 million in fiscal 2006. The Company had net borrowings from its revolving credit line of $18.1 million in fiscal 2007 compared to no net borrowings in fiscal 2006. In fiscal 2007, proceeds from long-term debt were $39.6 million related to the sale-leaseback of its newly constructed general merchandise distribution facility in Stockton, California, compared to proceeds from long-term debt last year of $112.6 million related to the sale-leasebacks of the furniture distribution facility in Stockton, California and the Virginia distribution center as well as proceeds from long-term debt related to the aforementioned construction project. The Company used a portion of the net proceeds from the sale of its newly constructed California distribution facility to pay-down $36.0 million in long-term debt during fiscal 2007. Principal payments on long-term debt were $597,000 in fiscal 2007 compared to $3.4 million in fiscal 2006. In fiscal 2007, the Company received $16,000 from the issuance of common stock in connection with the exercise of employee stock options compared to $207,000 in fiscal 2006.

Revolving lines of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility bears interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess

Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 31, 2009, the Company was in compliance with its loan covenant requirements, had $38.5 million in borrowings and $13.5 million in outstanding letters of credit, and had credit available under the Credit Agreement of $99.3 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of January 31, 2009:

Contractual Obligations (in millions)[1]	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amount Committed
Operating leases	$81.6	$201.7	$97.7	$80.1	$461.1
Capital leases (principal and interest)	2.2	4.2	2.3	7.4	16.1
Long-term debt—distribution center obligations	0.8	2.7	2.1	108.8	114.4
Merchandise letters of credit	0.7	—	—	—	0.7
Loan outstanding	—	38.5	—	—	38.5
Standby letters of credit	12.8	—	—	—	12.8
Purchase obligations[2]	93.7	—	—	—	93.7
Severance payments[3]	1.0	—	—	—	1.0
Interest[4]	8.3	25.4	17.2	210.7	261.6

Total	$201.1	$272.5	$119.3	$407.0	$999.9

1.	This table excludes $0.7 million of liabilities for uncertain tax positions under FIN 48, as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 31, 2009.
2.	As of January 31, 2009, the Company had approximately $93.7 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
3.	Payable to the Company’s former Executive Vice President of Store Operations and various individuals impacted by the corporate workforce reduction and store closures.
4.	Represents interest expected to be paid on our deferred financing obligations related to the distribution centers.

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

Additionally, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, or FSP No. 157-2, “Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements.” FSP No. 157-2 defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect the adoption of FSP 157-2 to have a material impact on the Company’s consolidated financial statements.

Inflation

The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Quarterly Results and Seasonality

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	$211,659	$220,977	$212,973	$354,825
Gross profit	57,991	58,882	55,977	84,696
Net loss from continuing operations	(22,038)	(25,206)	(25,669)	(17,444)
Net loss from discontinued operations	(9,954)	(1,436)	(98)	(823)
Net loss	(31,992)	(26,642)	(25,767)	(18,267)
Net loss per weighted average share from continuing operations
Basic	$(1.00)	$(1.14)	$(1.16)	$(0.79)
Diluted	$(1.00)	$(1.14)	$(1.16)	$(0.79)
Net loss per weighted average share from discontinued operations
Basic	$(0.45)	$(0.07)	$(0.01)	$(0.04)
Diluted	$(0.45)	$(0.07)	$(0.01)	$(0.04)
Net loss per weighted average share
Basic	$(1.45)	$(1.21)	$(1.17)	$(0.83)
Diluted	$(1.45)	$(1.21)	$(1.17)	$(0.83)
Number of stores open at end of period	292	296	296	296

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net sales	$202,502	$209,228	$214,588	$369,348
Gross profit	57,043	51,270	60,606	112,430
Net loss from continuing operations	(10,430)	(17,242)	(13,345)	(10,857)
Net loss from discontinued operations	(683)	(743)	(599)	(1,601)
Net loss	(11,113)	(17,985)	(13,944)	(12,458)
Net loss per weighted average share from continuing operations
Basic	$(0.47)	$(0.78)	$(0.60)	$(0.49)
Diluted	$(0.47)	$(0.78)	$(0.60)	$(0.49)
Net loss per weighted average share from discontinued operations
Basic	$(0.03)	$(0.03)	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.07)
Net loss per weighted average share
Basic	$(0.50)	$(0.81)	$(0.63)	$(0.56)
Diluted	$(0.50)	$(0.81)	$(0.63)	$(0.56)
Number of stores open at end of period	292	296	297	298

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

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.6 million at the end of fiscal 2008 and $0.4 million at the end of fiscal 2007 and fiscal 2006. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Inventory Inventories are stated at the lower of cost or market with cost determined under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. The Company’s use of the RIM results in valuing inventories at lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markup, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as gross margin. The Company’s RIM utilizes multiple departments in which fairly homogeneous classes of merchandise inventories having similar gross margins are grouped. Management believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. Inventory costs also include certain buying and distribution costs related to the procurement, processing and transportation of merchandise. During fiscal 2008, the Company took a $9 million charge to permanently write-down selected inventory to current retail value.

Self-Insured Liabilities The Company is primarily self-insured for workers’ compensation, employee health benefits and general liability claims. The Company determines self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly.

Other Accounting Estimates Estimates inherent in the preparation of the Company’s financial statements include those associated with the evaluation of the recoverability of deferred tax assets, the adequacy of tax contingencies, the impairment of goodwill and long-lived assets and those estimates used in the determination of liabilities related to litigation, claims and assessments.

The Company assesses the likelihood that deferred tax assets will be realized in the future and records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. During fiscal 2008, the Company recorded a $41.7 million non-cash charge on its statement of operations to provide a full valuation allowance against its net deferred tax assets. This is a non-cash charge that management felt was appropriate to record as the cumulative losses in recent years and the store closure activities met the prescribed criteria for taking an allowance under FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”). The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings and changes in the deferred tax valuation allowance.

The Company recognizes tax liabilities in accordance with FIN 48, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed in fiscal 2008, the Company recorded a $3.9 million non-cash charge for the write-down of property and equipment at the 26 stores that will close in fiscal 2009 and certain other underperforming stores.

The Company records the estimated future liability for any store closures where a lease obligation still exists; associated with the rental obligation on the date the store is closed in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During fiscal 2009, the Company expects to record a pre-tax charge of approximately $18 million related to the store closures consisting primarily of lease exit costs.

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

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on a variable interest rate and therefore is affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 84 basis points (a 10% change from the Company’s borrowing rate as of January 31, 2009), the Company’s results of operations and cash flows would not be materially affected. In the event of a default on the Company’s revolving credit facility, the Company would be required to pay incremental interest at a rate of 2% on the outstanding loan balance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cost Plus, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective February 4, 2007.

/s/    Deloitte & Touche, LLP

San Francisco, California

April 2, 2009

Consolidated Balance Sheets

(In thousands, except share amounts)	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,707	$3,283
Merchandise inventories, net	218,105	272,855
Other current assets	23,446	41,593

Total current assets	245,258	317,731
Property and equipment, net	195,018	221,700
Other assets, net	4,716	14,316

Total assets	$444,992	$553,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,163	$93,845
Accrued compensation	12,819	12,232
Current portion of revolving line of credit	—	18,060
Current portion of long-term debt	823	775
Other current liabilities	27,680	31,690

Total current liabilities	116,485	156,602
Long-term portion of revolving line of credit	38,500	—
Capital lease obligations	7,133	8,358
Long-term debt—distribution center obligations	113,588	114,411
Other long-term obligations	33,077	36,857
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113 and 22,087,113 shares	221	221
Additional paid-in capital	170,151	168,793
Retained earnings/(Accumulated deficit)	(34,163)	68,505

Total shareholders’ equity	136,209	237,519

Total liabilities and shareholders’ equity	$444,992	$553,747

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$1,000,434	$995,666	$1,010,147
Cost of sales and occupancy	742,888	714,317	715,492

Gross profit	257,546	281,349	294,655
Selling, general and administrative expenses	331,077	318,133	308,710
Store preopening expenses	3,228	3,443	5,660
Impairment of goodwill	—	—	4,178

Loss from continuing operations, before interest and taxes	(76,759)	(40,227)	(23,893)
Net interest expense	12,840	11,613	7,126

Loss from continuing operations before income taxes	(89,599)	(51,840)	(31,019)

Income tax provision (benefit)	758	34	(10,687)

Net loss from continuing operations	(90,357)	(51,874)	(20,332)

Loss from discontinued operations, net of income tax	(12,311)	(3,626)	(2,204)

Net loss	$(102,668)	$(55,500)	$(22,536)
Net loss per share from continuing operations:
Basic	$(4.09)	$(2.35)	$(0.92)
Diluted	$(4.09)	$(2.35)	$(0.92)
Net loss per share from discontinued operations:
Basic	$(0.56)	$(0.16)	$(0.10)
Diluted	$(0.56)	$(0.16)	$(0.10)
Net loss per share:
Basic	$(4.65)	$(2.51)	$(1.02)
Diluted	$(4.65)	$(2.51)	$(1.02)
Weighted average shares outstanding—basic	22,087	22,086	22,068
Weighted average shares outstanding—diluted	22,087	22,086	22,068

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income/(Loss)
	Shares	Amount
Balance at January 28, 2006	22,060,788	$220	$163,571	$146,756	$(152)	$310,395
Net loss				(22,536)		(22,536)	$(22,536)
Exercise of common stock options	23,451	—	207			207
Share-based compensation expense			3,230			3,230
Tax effect of disqualifying common stock dispositions			11			11
Other comprehensive income, net of related tax effect					152	152	152

Comprehensive loss							$(22,384)

Balance at February 3, 2007	22,084,239	$220	$167,019	$124,220	$—	$291,459
Net loss				(55,500)		(55,500)	$(55,500)
Exercise of common stock options	2,874	1	16			17
Share-based compensation			1,755			1,755
Tax effect of disqualifying common stock dispositions			3			3
Cumulative effect of accounting change (Note 1)				(215)	—	(215)

Comprehensive loss							$(55,500)

Balance at February 2, 2008	22,087,113	$221	$168,793	$68,505	$—	$237,519
Net loss				(102,668)		(102,668)	$(102,668)
Share-based compensation			1,358			1,358

Comprehensive loss							$(102,668)

Balance at January 31, 2009	22,087,113	$221	$170,151	$(34,163)	$—	$136,209

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 3, 2009	February 2, 2008	February 3, 2007
Cash Flows From Operating Activities:
Net loss	$(102,668)	$(55,500)	$(22,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,508	36,612	33,513
Permanent inventory write-down	9,000	—	—
Tax effect of disqualifying common stock dispositions	—	3	11
Share-based compensation expense	1,358	1,755	3,230
Loss on asset disposal	2,048	92	540
Impairment loss on goodwill	—	—	4,178
Deferred income taxes	1,963	11,072	(4,432)
Impairment of property and equipment	3,901	2,251	—
Changes in assets and liabilities:
Merchandise inventories	45,750	(8,799)	(13,645)
Other assets	16,170	(7,551)	(22,649)
Accounts payable	(17,513)	29,026	6,152
Income taxes payable	—	(72)	(6,908)
Other liabilities	2,594	(3,903)	3,119

Net cash provided by (used in) operating activities	(2,889)	4,986	(19,427)

Cash Flows From Investing Activities:
Purchases of property and equipment	(14,933)	(33,097)	(67,476)
Proceeds from sale of property and equipment	34	36	3,710

Net cash used in investing activities	(14,899)	(33,061)	(63,766)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	20,440	18,060	—
Proceeds from long-term debt	—	39,586	112,554
Pay-down of long-term debt	—	(36,000)	(52,278)
Principal payments on long-term debt	(775)	(597)	(3,396)
Debt issuance costs	—	(781)	—
Principal payments on capital lease obligations	(1,453)	(1,623)	(1,579)
Proceeds from the issuance of common stock	—	16	207

Net cash provided by financing activities	18,212	18,661	55,508

Net increase/(decrease) in cash and cash equivalents	424	(9,414)	(27,685)

Cash and Cash Equivalents:
Beginning of period	3,283	12,697	40,382

End of period	$3,707	$3,283	$12,697

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,287	$11,595	$7,383

Cash paid (received) for income taxes	$(15,567)	$(2,304)	$10,605

Non-Cash Financing and Investing:
Termination of capital leases:
Reduction in capital lease obligations	$—	$—	$816
Reduction in capital lease assets	$—	$—	$564

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At January 31, 2009, the Company operated 296 stores in 33 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee and tea. The Company accounts for its operations as one operating segment and operates one store format.

The Company classifies its sales into the home furnishings and consumables product lines. Sales in each category for the prior three fiscal years were as follows:

	Fiscal Year Ended
(In thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Home Furnishings	$619,090	$627,953	$634,684
Consumables	390,058	394,206	404,480

Total	1,009,148	1,022,159	1,039,164

Less: Net sales from discontinued operations	(10,159)	(28,230)	(30,162)
Add: Deferred sales, shipping revenue and returns allowance	1,445	1,737	1,145

Net sales from continuing operations	$1,000,434	$995,666	$1,010,147

Liquidity Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of January 31, 2009, the Company had an accumulated deficit of $34.2 million. For fiscal 2008 and for each annual period since fiscal 2004, the Company had negative cash flows, and expects to incur negative cash flows in future periods. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its revolving credit facility, will be sufficient to enable it to meet planned expenditures under the turn around plan through the next 12 months. The turnaround plan calls for, among other things, the closing of 26 underperforming stores in fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its revolving credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on paying off its revolving credit facility during fiscal 2009. Access to the Company’s revolving credit facility is dependent upon meeting its debt covenant and not exceeding the borrowing limit of the revolving credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended January 31, 2009 (fiscal 2008), February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006). The fiscal year ended February 3, 2007 (fiscal 2006) contained 53 weeks. All other fiscal years presented consist of 52 weeks.

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

Estimated Fair Value of Financial Instruments The carrying value of cash and cash equivalents, accounts receivable, debt and accounts payable approximate their estimated fair value.

Cash Equivalents The Company considers all highly liquid investments with original maturities of 90 days or less as cash equivalents.

Inventories Inventories are stated at lower of cost or market under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. Cost includes certain buying and distribution costs related to the procurement, processing and transportation of merchandise. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. During fiscal 2008, the Company took a $9.0 million charge to permanently write-down selected inventory to current retail value.

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

Other Assets Other assets include lease rights and interests, deferred taxes and other intangibles. Lease rights and interests are amortized on a straight-line basis over their related lease terms.

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed in fiscal 2008, the Company recorded a $3.9 million non-cash charge for the write-down of property and equipment at the 26 stores that will close in fiscal 2009 and certain other underperforming stores. At January 31, 2009, the gross carrying value of intangible assets subject to amortization was $1.6 million with accumulated amortization of $1 million. Amortization expense related to these assets, primarily lease rights, totaled approximately $45,000 in fiscal 2008, $48,000 in fiscal 2007, and $52,000 in fiscal 2006. The Company expects amortization expense for the existing intangible assets will be approximately $37,000 for fiscal 2009, and approximately $37,000, $37,000, $36,000 and $36,000 for fiscal 2010, 2011, 2012 and 2013, respectively.

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

Workers’ compensation and general liability insurance: The Company retains losses on individual claims up to a maximum of $300,000 for both workers’ compensation and general liability insurance. The Company has a combined workers’ compensation and general liability insurance aggregate limit of $8.1 million.

Property insurance: The Company maintains a $250,000 deductible for each submitted claim.

Health insurance: The Company has a stop loss provision per claim of $300,000, and an aggregate of $15.5 million.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. The cumulative net excess of recorded rent expense over lease payments made in the amount of $32.5 million and $35.3 million is reflected in other long-term obligations on the consolidated balance sheets as of January 31, 2009 and February 2, 2008, respectively.

Share-Based Compensation As of January 31, 2009, the Company had stock options and awards outstanding under three share-based compensation plans, which are described more fully in Note 8. The Company applies the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the period includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The Company recognized share-based compensation expense of $1.4 million in fiscal 2008 compared to $1.8 million in fiscal 2007. Share-based compensation expense is included as a component of selling, general and administrative expenses. At year end, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.2 years.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted during fiscal 2008, 2007, and 2006:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Expected dividend rate	—	—	—
Volatility	55.9%	41.0%	45.1%
Risk-free interest rate	2.4%	4.5%	4.4%
Expected lives (years)	4.8	4.8	4.8

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption consistent with SFAS 123(R) and Staff Accounting Bulletin (“SAB”) No. 107. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has elected to follow the guidance of SAB 107 and adopt the simplified method in determining expected life for its stock option awards. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the estimated time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general, and administrative expenses. Shipping and handling fees charged to the customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.6 million at the end of fiscal 2008 and $0.4 million at the end of fiscal 2007 and 2006. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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

Vendor Credits and Rebates The Company’s policy is to recognize vendor credits and rebates in accordance with the provisions of the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller ) for Certain Consideration Received from a Vendor.” Markdown allowances are recognized as a credit to cost of sales upon the later of sale of the individual units or receipt of the markdown allowance. Once granted, the Company recognizes volume rebates ratably over the period rebates are earned unless they are not reasonably estimable, in which case they are recognized when the milestones are achieved. Only when achievement of the rebate appears probable does the Company recognize the credit over the milestone period. The rebates are recognized as a credit to cost of sales. Allowances from vendors for items such as shipping delays and defective merchandise are recognized as a credit to cost of sales as the related specific merchandise is sold or marked out of stock.

Selling, General and Administrative Expenses Selling, general and administrative expenses include costs related to functions such as advertising, store operations expenses, corporate management, marketing, administration, legal and accounting, among others. Such costs include compensation, insurance costs, asset impairments, employment taxes, credit card fees, management information systems operating costs, telephone and other communication charges, travel related expenses, professional and other consulting fees and utilities, among other costs.

Advertising Expense Advertising costs, which include newspaper, radio, and other media advertising, are expensed as incurred or at the point of first broadcast or distribution. For fiscal 2008, 2007 and 2006, advertising costs were $62.9 million, $61.8 million and $61.4 million, respectively.

Store Preopening Expenses Store preopening expenses include rent expense incurred prior to opening as well as grand opening advertising, labor, travel and hiring expenses and are expensed as incurred.

Concentration of Credit Risk Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions. At times, such balances may be in excess of FDIC insurance limits.

Income Taxes Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. For fiscal 2008, the Company recorded a full valuation allowance against all net deferred tax assets. For fiscal 2007, the Company had a net deferred tax asset of $1.9 million of which $8.6 million was included in other assets and $6.7 million was included in other current liabilities on the Company’s consolidated balance sheet.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. See Note 7 to the consolidated financial statements for further disclosure.

Comprehensive Income Comprehensive income consists of net income and unrealized gains and losses on interest rate swaps. The Company accounts for its interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” There were no interest rate swaps during fiscal 2008 or fiscal 2007.

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

The following is a reconciliation of the weighted average number of shares used in the Company’s basic and diluted per share computations:

	Fiscal Year Ended
(In thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Basic shares	22,087	22,086	22,068
Effect of dilutive stock options	—	—	—
Diluted shares	22,087	22,086	22,068

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007 there were anti-dilutive options of 3,097,068; 2,258,303 and 2,178,962 respectively.

New Accounting Pronouncements On February 3, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Additionally, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, or FSP No. 157-2, “Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements.” FSP No. 157-2 defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect the adoption of FSP 157-2 to have a material impact on the Company’s consolidated financial statements.

Note 2. Discontinued Operations

In January 2008, the Board of Directors of the Company approved a plan for the Company to exit eight underperforming media markets by closing 13 of its existing stores. The Company expected that the elimination of these media markets would allow the Company to increase its brand presence in outperforming markets. All 13 stores were closed during the first quarter of fiscal 2008 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed by the end of the second quarter of fiscal 2008. The Company expects the remaining expense associated with the 13 store closure activities to be immaterial. In January 2009, the Company announced that it intends to close an additional 26 underperforming stores while exiting eight media markets. Of the 26 stores that will close in fiscal 2009, 18 will be considered discontinued operations when the stores close in the first quarter of fiscal 2009.

The 13 stores closed in the first quarter of fiscal 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and as such for all periods presented, results for these stores are classified as discontinued operations on the Company’s consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the 13 stores. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and were approximately $13.4 million as of January 31, 2009 consisting primarily of estimated lease exit costs net of sublease income, severance and various shutdown costs.

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

Results from discontinued operations were as follows:

(In thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Store sales	$10,159	$28,231	$30,162
Costs and expenses:
Cost of store sales and occupancy	6,956	22,279	23,765
Operating and administrative expenses	3,497	9,306	9,757
Impairment of property and equipment related to store closures	—	2,251	—
Lease exit costs, net of estimated sublease income	11,917	—	—
Adjustments to asset impairment reserve	(479)	—	—
Severance and shutdown costs	579	—	—

Loss before income taxes	(12,311)	(5,605)	(3,360)

Income tax benefit	—	1,979	1,156

Loss from discontinued operations, net of tax	$(12,311)	$(3,626)	$(2,204)

Following is a summary of the reserve for store closures, which is included in total current liabilities as of January 31, 2009 (in thousands):

January 31, 2009
Balance at February 2, 2008	$—
Lease exit costs, net of estimated sublease income	11,930
Severance and shutdown costs	579

Total provision for store closures	12,509

Payments for leases and settlements	(8,820)
Payments for severance and shutdown	(579)

Balance at January 31, 2009	$3,110

Note 3. Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 31, 2009	February 2, 2008
Building and leasehold improvements	$112,656	$114,514
Facilities and land subject to sale and leaseback	115,013	117,830
Furniture, fixtures, equipment and software	144,288	153,371
Facilities under capital leases	21,734	22,610

Total	393,691	408,325
Less accumulated depreciation and amortization	(198,673)	(186,625)

Property and equipment, net	$195,018	$221,700

Note 4. Other Assets

Other assets consist of the following:

(In thousands)	January 31, 2009	February 2, 2008
Deferred income taxes	$—	$8,641
Lease rights and interests	1,556	1,556
Other intangibles	1,926	1,933
Prepaid rent	2,581	2,581
Other	2,383	2,941

Total	8,446	17,652
Less accumulated amortization	(3,730)	(3,336)

Other assets, net	$4,716	$14,316

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

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at January 31, 2009 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total[1]
Fiscal year:
2009	$2,190	$81,545	$83,735
2010	1,410	75,808	77,218
2011	1,410	66,849	68,259
2012	1,381	59,074	60,455
2013	1,224	49,981	51,205
Thereafter through the year 2040	8,498	127,829	136,327

Minimum lease commitments	16,113	$461,086	$477,199

Less amount representing interest	(7,720)

Present value of capital lease obligations	8,393
Less current portion[2]	(1,260)

Long-term portion[3]	$7,133

1.	This table does not include the financial obligations for the California or Virginia distribution centers. See Note 6 for more information.
2.	The current portion of capital lease obligations is included in other current liabilities on the Company’s consolidated balance sheet.
3.	The long-term portion of capital lease obligations is included in capital lease obligations on the Company’s consolidated balance sheet.

Interest expense related to capital leases was $1.0 million, $1.1 million, and $1.3 million for fiscal 2008, 2007, and 2006, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Operating leases:
Minimum rental expense	$89,208	$86,190	$80,384
Contingent rental expense	90	87	656
Less sublease rental income	(329)	(347)	(551)

Total	$88,969	$85,930	$80,489

Capital leases—contingent rental expense	$1,459	$1,626	$1,688

Total minimum rental income to be received from non-cancelable sublease agreements through 2012 is approximately $1.4 million as of January 31, 2009.

Note 6. Long-term Debt and Revolving Lines of Credit

The Company’s long-term debt – distribution center obligations balance as of January 31, 2009 and February 2, 2008 is summarized as follows:

(In thousands)	January 31, 2009	February 2, 2008
Obligations under sale and leaseback:
California distribution centers	$62,642	$63,173
Virginia distribution center	51,769	52,013

Total long-term debt—distribution center obligations	114,411	115,186

Less current portion	(823)	(775)

Long-term debt—distribution center obligations, net	$113,588	$114,411

Total long-term debt – distribution center obligations matures as follows:

(In thousands)	Long-term debt – distribution center obligations
Fiscal year:
2009	$823
2010	875
2011	886
2012	930
2013	993
Thereafter through the year 2046	109,904

Total long-term debt - distribution center obligations	$114,411

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland-A”). In connection with the transaction, the Company sold its Stockton, California distribution center property to Inland-A for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement and a subground lease agreement with Inland-A to lease the property back. The Company used a portion of the proceeds from the sale of the property to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. On July 31, 2007, the Company entered into a new lease agreement, as described below, and as a result approximately $4.0 million of outstanding long-term debt was transferred to the new lease agreement and is being amortized thereunder. As of January 31, 2009, the balance of the financing obligation was $25.0 million and was included on the Company’s consolidated balance sheet as long-term debt.

On July 31, 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company (“Inland-B”), in which the Company sold its newly constructed distribution facility in Stockton, California for proceeds of $34.3 million. At the closing on July 31, 2007, the Company entered into a lease agreement with Inland-B (“new lease agreement”) to lease the property back. In addition, the new lease agreement terminated and replaced the existing subground lease agreement which had an outstanding long-term debt balance of approximately $4.0 million. The Company used the proceeds from the sale to pay-off long-term debt associated with the construction of the distribution facility. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of January 31, 2009, the balance of the financing obligation was approximately $37.6 million and was included on the Company’s consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland-A, in which the Company sold its Windsor, Virginia distribution center property to Inland-A for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland-A to lease the property back. The Company used a portion of the net proceeds from the sale to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of January 31, 2009, the balance of the financing obligation was $51.8 million and was included on the Company’s consolidated balance sheet as long-term debt.

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month revolving credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the revolving credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the revolving credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the revolving credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 31, 2009, the Company was in compliance with its loan covenant requirements, had $38.5 million in borrowings and $13.5 million in outstanding letters of credit, and had credit available under the Credit Agreement of $99.3 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	January 31, 2009	February 2, 2008
Account receivable availability	$8.0	$8.8
Inventory availability	153.3	191.2
Less: reserves	(10.0)	(10.5)

Total borrowing base	$151.3	$189.5

Our aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$38.5	$18.1
Outstanding letters of credit	13.5	12.9

Total obligations	$52.0	$31.0

Our availability as of fiscal year end 2008 and 2007, respectively, was (in millions):

Total borrowing base	$151.3	$189.5
Less: obligations	(52.0)	(31.0)

Total availability	$99.3	$158.5

Note 7. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Current:
Federal	$(848)	$(8,341)	$(7,396)
State	(357)	422	84

Total current	(1,205)	(7,919)	(7,312)

Deferred:
Federal	1,963	(3,905)	(2,538)
State	—	9,879	(1,993)

Total deferred	1,963	5,974	(4,531)

Provision (benefit) for income taxes	$758	$(1,945)	$(11,843)
Components of income tax provision (benefit):
Continuing operations	$758	$34	$(10,687)
Discontinued operations	—	(1,979)	(1,156)

	$758	$(1,945)	$(11,843)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes (net of U.S. federal income tax benefit)	(3.9)	(2.4)	(1.4)
Benefit of wage and other tax credits	—	(0.6)	(2.1)
Non-deductible expenses	0.1	0.3	0.9
Goodwill impairment	—	—	3.6
Other	(0.6)	(0.6)	(0.4)
Valuation allowance	40.1	34.9	—

Effective income tax rate	0.7%	(3.4)%	(34.4)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
	January 31, 2009		February 2, 2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Capitalized inventory costs	$—	$5,429	$—	$8,549
Trade discounts	—	954	—	536
Prepaid expenses	—	752	—	769
Deferred rent	13,155	—	15,100	—
Capital leases and facilities and land subject to sale and leaseback	48,579	—	48,669	—
Lease rights	—	216	—	234
Depreciation	—	43,776	—	47,548
Deferred compensation	—	—	(1)	—
Credit and net operating loss carryforwards	47,437	—	16,293	—
Deductible reserves and other	9,989	—	4,412	—
State taxes	—	6,229	—	4,783

Subtotal	119,160	57,356	84,473	62,419
Valuation allowance	(61,804)	—	(20,092)	—

Total	$57,356	$57,356	$64,381	$62,419

At January 31, 2009, and at February 2, 2008, the Company had California state enterprise zone credit carryforwards of $8.2 million which have no expiration date but require taxable income in the enterprise zone to be realizable. The Company also had a federal net operating loss carryforward (tax effected) of $31.1 million and $5.0 million, respectively. The federal net operating loss will begin expiring in 2027. State net operating loss carryforwards (tax effected) of $7.3 million at January 31, 2009 and $2.9 million at February 2, 2008 that will expire between 2012 and 2029.

Significant management judgment is required to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized. In fiscal year 2007, the Company established a valuation allowance of $20.1 million against its deferred tax assets. In fiscal year 2008, $41.7 million was recorded as a valuation allowance. The valuation allowance is subject to adjustment based on the Company’s assessment of its future taxable income and may be wholly or partially reversed in future years.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at February 3, 2007	$3,043
Gross increases for tax positions of prior years	657
Gross decreases for tax positions of prior year	(1,428)
Settlements	(183)
Lapse of statute of limitations	(65)

Unrecognized tax benefits balance at February 2, 2008	$2,024

Gross increases for tax positions of prior years	868
Gross increases for tax positions of current year	46
Lapse of statute of limitations	(885)

Unrecognized tax benefits at January 31, 2009	$2,053

At January 31, 2009 and at February 2, 2008, the Company had $2.0 million in unrecognized tax benefits, the recognition of which would have an impact of $338,000 and $555,000, respectively, on the Company’s income tax provision. At January 31, 2009 and at February 2, 2008, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $622,000 and $908,000, respectively, within the next 12 months due to the expiration of statutes of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 31, 2009, the Company had accrued $168,000 and $6,000 and at February 2, 2008, the Company had accrued $420,000 and $15,000 for potential payment of interest and penalties, respectively.

As of January 31, 2009, the Company is subject to U.S. Federal income tax examinations for tax years 2005 and forward, and is subject to state and local tax examinations for the tax years 2004 and forward.

Note 8. Equity and Stock Compensation Plans

Shareholder Rights Plan Each outstanding share of common stock has a Preferred Share Purchase Right (expiring on June 30, 2013) that is exercisable only upon the occurrence of certain change in control events.

Options As of January 31, 2009, the Company had options outstanding under three stock option plans; the 1995 Stock Option Plan (“1995 Plan”), the 2004 Stock Plan (“2004 Plan”), and the 1996 Director Stock Option Plan (“Director Option Plan”).

The 1995 Plan permitted the granting of options to employees and directors to purchase, at fair market value as of the date of grant, up to 5,968,006 shares of common stock, less the aggregate number of shares related to options granted and outstanding under the 1994 Plan (821,120 shares). Options are exercisable over ten years and vest as determined by the Board of Directors, generally over three or four years. In 2002, the Board of Directors and shareholders approved a 900,000 share increase in common stock reserved for issuance and this number is included in the share count above. The 1995 Plan was terminated in November 2005.

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

As of January 31, 2009 there were 963,261 shares of commons stock available for future grant under the Company’s stock plans.

A summary of activity under the Company’s option plans is set forth below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 28, 2006	1,912,904	$25.24
Granted (Weighted average fair value per share granted of $8.44)	563,000	18.53
Exercised	(23,451)	9.04
Cancelled or expired	(273,491)	26.77

Outstanding, February 3, 2007	2,178,962	$23.49
Granted (Weighted average fair value per share granted of $3.54)	463,000	8.52
Exercised	(2,250)	7.00
Cancelled or expired	(381,409)	20.40

Outstanding, February 2, 2008	2,258,303	$20.96
Granted (Weighted average fair value per share granted of $1.67)	1,059,500	3.39
Cancelled or expired	(204,735)	14.26

Outstanding, January 31, 2009	3,113,068	$15.48	4.4	$—

Vested or expected to vest, January 31, 2009	2,682,266	$16.96	4.2	$—
Exercisable, January 31, 2009	1,658,262	$23.12	3.3	$—

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. There were no stock options exercised during fiscal 2008.

During fiscal 2008, the Company cancelled its performance share awards plan and no performance share awards were granted during the year.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 31, 2009:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding	Remaining Life (Yrs.)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.00 – $ 3.00	112,000	6.6	$1.22	50,000	$1.23
3.01 – 4.00	885,500	6.1	3.61	2,500	3.71
4.01 – 5.00	66,000	5.6	4.21	16,500	4.21
8.00 – 10.00	338,250	5.2	9.38	87,750	9.38
10.01 – 15.00	36,000	4.7	12.53	18,000	12.53
15.01 – 25.00	1,088,323	3.1	19.98	910,323	20.38
25.01 – 38.50	586,995	3.3	32.33	573,189	32.47

$ 0.00 – $38.50	3,113,068	4.4	$15.48	1,658,262	$23.12

Note 9. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. During fiscal 2008, participants could contribute the lesser of 60% of their annual base salary or $15,500, and participants age 50 or older could contribute an additional catch-up deferral amount of up to $5,000 per year. Effective January 1, 2009, participants could contribute a maximum of $16,500, and participants age 50 or older could contribute an additional catch-up deferral amount of up to $5,500 per year. Additionally, effective March 1, 2009, the Company set a 2% deferral limit on the 401(k) plan for Highly Compensated Employees (an employee with an annual base salary of $110,000 or higher is classified as a Highly Compensated Employee). Effective March 1, 2006, the Company matched 100% of employee contributions up to the first 3% of base salary and matched 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. On March 1, 2006 the Company revised its plan so that all unvested and current contributions made on behalf of the employee were immediately 100% vested. Effective March 1, 2009, the Company suspended the employer matching. The Company contributed approximately $1,640,000 in fiscal 2008, $1,591,000 in fiscal 2007 and $1,485,000 in fiscal 2006.

Note 10. Commitments and Contingencies

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

Note 11. Quarterly Information (unaudited) -

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	$211,659	$220,977	$212,973	$354,825
Gross profit	57,991	58,882	55,977	84,696
Net loss from continuing operations	(22,038)	(25,206)	(25,669)	(17,444)
Net loss from discontinued operations	(9,954)	(1,436)	(98)	(823)
Net loss	(31,992)	(26,642)	(25,767)	(18,267)
Net loss per weighted average share from continuing operations
Basic	$(1.00)	$(1.14)	$(1.16)	$(0.79)
Diluted	$(1.00)	$(1.14)	$(1.16)	$(0.79)
Net loss per weighted average share from discontinued operations
Basic	$(0.45)	$(0.07)	$(0.01)	$(0.04)
Diluted	$(0.45)	$(0.07)	$(0.01)	$(0.04)
Net loss per weighted average share
Basic	$(1.45)	$(1.21)	$(1.17)	$(0.83)
Diluted	$(1.45)	$(1.21)	$(1.17)	$(0.83)

	Fiscal Quarters Ended
(In thousands, except per share data)	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net sales	$202,502	$209,228	$214,588	$369,348
Gross profit	57,043	51,270	60,606	112,430
Net loss from continuing operations	(10,430)	(17,242)	(13,345)	(10,857)
Net loss from discontinued operations	(683)	(743)	(599)	(1,601)
Net loss	(11,113)	(17,985)	(13,944)	(12,458)
Net loss per weighted average share from continuing operations
Basic	$(0.47)	$(0.78)	$(0.60)	$(0.49)
Diluted	$(0.47)	$(0.78)	$(0.60)	$(0.49)
Net loss per weighted average share from discontinued operations
Basic	$(0.03)	$(0.03)	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.07)
Net loss per weighted average share
Basic	$(0.50)	$(0.81)	$(0.63)	$(0.56)
Diluted	$(0.50)	$(0.81)	$(0.63)	$(0.56)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued a report on our internal control over financial reporting. The report is included on page 30 in item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than May 29, 2009 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an exhibit to this Annual Report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance—Director Compensation,” each of which is in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

The following table sets forth information as of January 31, 2009 about our common stock that may be issuable upon the exercise of options and rights granted to employees, consultants and members of our Board of Directors under all existing equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
1995 Stock Option Plan (1)	708,123	$26.83	—
1996 Director Option Plan	550,991	18.00	13,215
2004 Stock Plan	1,853,954	10.42	950,046
Equity compensation plans not approved by shareholders	—	—	—
Total	3,113,068	$15.48	963,261

(1)	The 1995 Stock Option Plan was replaced by the 2004 Stock Plan in July 2005. 100,000 remaining shares available for grant under the 1995 Stock Option Plan were transferred to the 2004 Stock Plan and the 1995 Stock Option Plan was terminated for any new grants. Up to 800,000 shares subject to outstanding options under the 1995 Stock Option Plan may be transferred to the 2004 Stock Plan if they expire without being exercised and as of January 31, 2009, the Company had transferred all 800,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Compensation” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section in Proposal Two entitled “Audit and Related Fees for Fiscal Years 2008 and 2007” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

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

(b)	List of Exhibits: The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated November 6, 2008, incorporated by reference to Exhibit 3.3.1 to the Form 10-Q filed for the quarter ended November 1, 2008.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

4.2	Amended and Restated Preferred Shares Rights Agreement, dated June 24, 2008, between Cost Plus, Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 25, 2008.

4.3	First Amendment to the Restated Rights Agreement, dated as of January 7, 2009, between Cost Plus, Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 7, 2009.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

Exhibit No.	Description of Exhibits
10.2.1	Letters dated December 3, 2004 and December 9, 2004 extending the Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.2.1 to the Form 10-K filed for the year ended January 28, 2006.

10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.4	Credit Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.3.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.1	Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.3.2 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.2	Intellectual Property Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as a collateral agent, incorporated by reference to Exhibit 10.3.3 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.3	Pledge Agreement dated June 25, 2007 between Cost Plus, Inc. and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.3.4 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.5	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.3	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.6	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

10.6.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007

10.7♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 22, 2006, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for quarter ended July 29, 2006.

Exhibit No.	Description of Exhibits
10.7.1♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.7.2♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.8.2 of the Form 10-K filed for the year ended February 2, 2008.

10.8♦	Cost Plus, Inc. 2004 Stock Plan, as amended June 22, 2006, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for quarter ended July 29, 2006.

10.8.1♦	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.8.2♦	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.9.2 of the Form 10-K filed for the year ended February 2, 2008.

10.9♦	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.10♦	Amended and Restated Employment Agreement dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended February 2, 2008.

10.10.1♦	Amendment to Barry J. Feld Amended and Restated Employment Agreement dated December 15, 2008, between Cost Plus, Inc. and Barry J. Feld.

10.11♦	Seventh Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and Joan S. Fujii.

10.12♦	Third Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and Rayford K. Whitley.

10.13♦	Sixth Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and Jane L. Baughman.

10.14♦	Third Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and George Whitney.

10.15♦	Fiscal 2008 Management Incentive Plan, incorporated by reference to Exhibit 10.19 of the Form 10-K filed for the year ended February 2, 2008.

10.16♦	Second Amended and Restated Employment Severance Agreement dated April 1, 2009 between Cost Plus, Inc. and Jeffrey Turner.

10.17♦	Amended and Restated Employment Severance Agreement dated April 1, 2009 between Cost Plus, Inc. and Carrie Crooker.

10.18♦	Amended and Restated Employment Severance Agreement dated April 1, 2009 between Cost Plus, Inc. and Elizabeth Allen.

10.19	Confidentiality and Standstill Agreement, dated as of January 7, 2009, between Cost Plus, Inc., Warren A. Stephens and Stephens Investments Holdings LLC, incorporated by reference to Exhibit 10.1 of the 8-K filed on January 7, 2009.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

Exhibit No.	Description of Exhibits
14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 2, 2009	By:	/S/ BARRY J. FELD
Barry J. Feld
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jane L. Baughman as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY J. FELD Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	April 2, 2009

/s/ JANE L. BAUGHMAN Jane L. Baughman	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	April 2, 2009

/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	April 2, 2009

/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	April 2, 2009

/s/ CLIFFORD J. EINSTEIN Clifford J. Einstein	Director	April 2, 2009

/s/ DANNY W. GURR Danny W. Gurr	Director	April 2, 2009

/s/ WILLEM MESDAG Willem Mesdag	Director	April 2, 2009

/s/ KIM D. ROBBINS Kim D. Robbins	Director	April 2, 2009

/s/ FREDRIC M. ROBERTS Fredric M. Roberts	Director, Chairman of the Board	April 2, 2009

/s/ KENNETH T. STEVENS Kenneth T. Stevens	Director	April 2, 2009