Form 10-Q
period 2009-05-02
COST PLUS INC/CA/
filed 2009-06-11
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 4, 2009, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended May 2, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,468	$3,707	$2,953
Merchandise inventories, net	191,946	218,105	266,067
Other current assets	18,891	23,446	37,218

Total current assets	213,305	245,258	306,238
Property and equipment, net	182,879	195,018	215,785
Other assets, net	4,524	4,716	14,186

Total assets	$400,708	$444,992	$536,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,317	$75,163	$57,801
Accrued compensation	13,587	12,819	12,849
Current portion of revolving line of credit	—	—	58,523
Current portion of long-term debt	836	823	787
Other current liabilities	35,864	27,680	41,614

Total current liabilities	98,604	116,485	171,574
Long-term portion of revolving line of credit	58,924	38,500	—
Capital lease obligations	7,000	7,133	8,000
Long-term debt – distribution center obligations	113,375	113,588	114,211
Other long-term obligations	27,714	33,077	36,416
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,087,113 shares	221	221	221
Additional paid-in capital	170,615	170,151	169,274
Retained earnings/(Accumulated deficit)	(75,745)	(34,163)	36,513

Total shareholders’ equity	95,091	136,209	206,008

Total liabilities and shareholders’ equity	$400,708	$444,992	$536,209

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net sales	$184,260	$201,880
Cost of sales and occupancy	136,342	145,958

Gross profit	47,918	55,922
Selling, general and administrative expenses	64,513	72,222
Store closure costs	5,747	—
Store preopening expenses	—	1,894

Loss from continuing operations, before interest and taxes	(22,342)	(18,194)
Net interest expense	2,836	3,015

Loss from continuing operations before income taxes	(25,178)	(21,209)
Income tax expense/(benefit)	212	(591)

Net loss from continuing operations	(25,390)	(20,618)
Loss from discontinued operations, net of tax	(16,189)	(11,374)

Net loss	$(41,579)	$(31,992)

Net loss per weighted average share from continuing operations
Basic	$(1.15)	$(0.93)
Diluted	$(1.15)	$(0.93)

Net loss per weighted average share from discontinued operations
Basic	$(0.73)	$(0.52)
Diluted	$(0.73)	$(0.52)

Net loss per weighted average share
Basic	$(1.88)	$(1.45)
Diluted	$(1.88)	$(1.45)

Weighted average shares outstanding
Basic	22,087	22,087
Diluted	22,087	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Cash Flows From Operating Activities:
Net loss	$(41,579)	$(31,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,839	8,968
Deferred income taxes	—	(102)
Share-based compensation expense	463	481
Loss on asset disposal	86	1,328
Changes in assets and liabilities:
Merchandise inventories	26,159	6,788
Income taxes receivable	(48)	990
Other assets	4,786	3,618
Accounts payable	(26,277)	(34,809)
Other liabilities	8,296	10,069

Net cash used in operating activities	(20,275)	(34,661)

Cash Flows From Investing Activities:
Purchases of property and equipment	(801)	(5,636)
Proceeds from sale of property and equipment	4	33

Net cash used in investing activities	(797)	(5,603)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	20,424	40,463
Principal payments on long-term debt	(200)	(189)
Principal payments on capital lease obligations	(391)	(340)

Net cash provided by financing activities	19,833	39,934

Net decrease in cash and cash equivalents	(1,239)	(330)

Cash and Cash Equivalents:
Beginning of period	3,707	3,283

End of period	$2,468	$2,953

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,801	$2,049

Cash paid for income taxes	$259	$1,403

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 2, 2009 and May 3, 2008

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at May 2, 2009 and May 3, 2008, and the interim results of operations for the three months ended May 2, 2009 and May 3, 2008, and cash flows for the three months ended May 2, 2009 and May 3, 2008. The balance sheet at January 31, 2009, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month period ended May 3, 2008 has been revised to present certain components as discontinued operations (see Note 3). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 31, 2009 in the Company’s Annual Report on Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 31, 2009.

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of May 2, 2009, the Company had an accumulated deficit of $75.7 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its revolving credit facility, will be sufficient to enable it to meet planned expenditures under the turnaround plan through the next 12 months. The turnaround plan includes, among other things, the closure of 26 underperforming stores in the first quarter of fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its revolving credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its revolving credit facility during fiscal 2009. Access to the Company’s revolving credit facility is dependent upon meeting its debt covenant and not exceeding the borrowing limit of the revolving credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

The results of operations for the three-month period ended May 2, 2009, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. CONTINUING OPERATIONS STORE CLOSURE ACTIVITIES

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; eight of these stores are classified within continuing operations. All eight stores classified within continuing operations were closed during the first quarter of fiscal 2009 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009.

The costs associated with closing the stores were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of fiscal 2009, the costs related to closing the eight stores during the quarter totaled $5.7 million, consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. There were no store closure costs in the first quarter of fiscal 2008 relating to closed stores that were classified within continuing operations.

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

Following is a summary of the reserve for continuing operations store closures, which is included in total current liabilities as of May 2, 2009 (in thousands):

Balance at January 31, 2009	$—
Lease exit costs, net of estimated sublease income	4,912
Severance and closure costs	835

Total provision for store closures	5,747

Payments for leases and settlements	(704)
Payments for severance and closure costs	(835)

Balance at May 2, 2009	$4,208

3. DISCONTINUED OPERATIONS

As previously mentioned, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. The loss from discontinued operations of $16.2 million for the first quarter of fiscal 2009 also includes remaining lease liability costs related to 13 stores that were closed in the first quarter of fiscal 2008, which are also reported as discontinued operations.

The 18 stores closed in the first quarter of fiscal 2009 and the 13 stores closed in the first quarter of fiscal 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and as such both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and were approximately $15.6 million for the period ended May 2, 2009 and $11.2 million for the period ended May 3, 2008, consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores.

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

Results from discontinued operations were as follows:

	Three Months Ended
(In thousands)	May 2, 2009	May 3, 2008
Store sales	$7,495	$19,938
Costs and expenses:
Cost of sales and occupancy	5,723	14,665
Operating and administrative expenses[1]	3,843	6,274
Lease exit costs, net of estimated sublease income[1]	13,572	9,794
Severance and closure costs[1]	546	579

Loss before income taxes	(16,189)	(11,374)
Income tax benefit	—	—

Loss from discontinued operations, net of tax	$(16,189)	$(11,374)

1.

Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $15.6 million for the first quarter of fiscal 2009 and $11.2 million for the first quarter of fiscal 2008. For purposes of the table above, $1.5 million and $0.8 million of the costs associated with store exit activities for the first quarter of fiscal 2009 and 2008, respectively, were included in operating and administrative expenses, as these costs related primarily to consulting and administrative services to close the stores.

Following is a summary of the reserve for discontinued operations store closures, which is included in total current liabilities as of May 2, 2009 (in thousands):

Balance at February 2, 2008	$—
Lease exit costs, net of estimated sublease income	11,930
Severance and closure costs	579

Total provision for store closures	12,509

Payments for leases and settlements	(8,820)
Payments for severance and closure costs	(579)

Balance at January 31, 2009	$3,110
Lease exit costs, net of estimated sublease income	13,572
Severance and closure costs	546

Total provision for store closures	17,228

Payments for leases and settlements	(3,569)
Payments for severance and closure costs	(546)

Balance at May 2, 2009	$13,113

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $463,000 for the three months ended May 2, 2009 compared to $481,000 for the three months ended May 3, 2008. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of May 2, 2009, there was $1.8 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 1.1 years.

During the first quarter of fiscal 2009, the Company granted options to purchase 742,000 shares of common stock to its employees and non-employee directors. The weighted average fair value per option granted during the three-month period ended May 2, 2009 and May 3, 2008 was $0.57 and $1.76, respectively. The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month period ended May 2, 2009 and May 3, 2008:

	Three Months Ended
	May 2, 2009	May 3, 2008
Expected dividend rate	—%	—%
Volatility	83.3%	55.4%
Risk-free interest rate	1.75%	2.34%
Expected lives (years)	4.5	4.8

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
May 2, 2009
Shares	22,087	—	22,087
Amount	$(1.88)	$0.00	$(1.88)
May 3, 2008
Shares	22,087	—	22,087
Amount	$(1.45)	$0.00	$(1.45)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month periods ended May 2, 2009 and May 3, 2008, there were 3,728,388 and 3,172,594 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of May 2, 2009, January 31, 2009, and May 3, 2008 is summarized as follows:

(In thousands)	May 2, 2009	January 31, 2009	May 3, 2008
Obligations under sale and leaseback:
California distribution centers	62,504	62,642	63,044
Virginia distribution center	51,707	51,769	51,954

Total long-term debt – distribution center obligations	114,211	114,411	114,998
Less current portion	(836)	(823)	(787)

Long-term debt – distribution center obligations, net	$113,375	$113,588	$114,211

The Company’s long-term debt is comprised of financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions as financings whereby the net book value of the assets remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s long-term debt, see Note 6 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of May 2, 2009, the Company was in compliance with its loan covenant requirements, had $58.9 million in borrowings and $11.2 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $64.4 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at the first quarter of fiscal 2009, fiscal year end 2008 and the first quarter of fiscal 2008, respectively, consisted of the following (in millions):

	May 2, 2009	January 31, 2009	May 3, 2008
Account receivable availability	$5.7	$8.0	$6.8
Inventory availability	135.4	153.3	189.0
Less: reserves	(6.6)	(10.0)	(7.9)

Total borrowing base	$134.5	$151.3	$187.9

The aggregate borrowing base as reduced by the following obligations (in millions):

Ending loan balance	$58.9	$38.5	$58.5
Outstanding letters of credit	11.2	13.5	13.5

Total obligations	$70.1	$52.0	$72.0

The availability as of the first quarter of fiscal 2009, fiscal year end 2008 and the first quarter of 2008, respectively, was (in millions):

Total borrowing base	$134.5	$151.3	$187.9
Less: obligations	(70.1)	(52.0)	(72.0)

Total availability	$64.4	$99.3	$115.9

7. INCOME TAXES

The Company’s effective tax rate was a provision of 0.8% in the first quarter of fiscal 2009 compared to a benefit of 2.6% in the first quarter of fiscal 2008. Because the Company has recorded a full valuation allowance on its deferred tax asset, the net operating loss for continuing operations does not reflect any federal or state tax benefit in the first quarter of fiscal 2009.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN48) on February 4, 2007. At January 31, 2009, the Company had $2.0 million in unrecognized tax benefits, the recognition of which would have an impact of $338,000 on the Company’s income tax provision. At the end of the first quarter, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $622,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At May 2, 2009, the Company had accrued $170,000 and $6,000 for the potential payment of interest and penalties, respectively.

As of May 2, 2009, the Company is subject to U.S. federal income tax examinations for tax years 2005 and forward, and is subject to state and local tax examinations for tax years 2004 and forward.

8. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 for financial assets and financial liabilities beginning in fiscal 2008 and for nonfinancial assets and liabilities beginning in fiscal 2009.

SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value of impaired long-lived assets and the initial estimates of store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. There were no significant long-lived asset impairment charges during the first quarter of fiscal 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month period ended May 2, 2009 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The results of operations for the three-month period ended May 2, 2009, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at everyday low prices and imported from more than 50 countries. Many items are unique and exclusive to the Company.

During the first quarter of fiscal 2009, the Company exited eight media markets by closing 26 stores, 18 of which are reported in discontinued operations for both the current and prior periods and eight of which are reported in continuing operations. The sales and all costs from operating and closing the discontinued operations stores have been removed from the results of continuing operations and reported in discontinued operations for both the current and prior periods. The 13 stores closed in the first quarter of fiscal 2008 are also reported as discontinued operations. For the first quarter of fiscal 2009, the loss from discontinued operations was $16.2 million (net of tax) compared to a loss of $11.4 million (net of tax) for the first quarter of fiscal 2008. The loss from discontinued operations in the first quarter of fiscal 2009 was primarily due to costs to exit the store leases, store closing costs and employee severance.

Net sales for the first quarter of fiscal 2009 were $184.3 million compared to $201.9 million last year. Comparable store sales for the first quarter decreased 8.9% compared to a 0.6% increase last year. The decrease in comparable store sales for the quarter was primarily the result of an 8.0% reduction in the average ticket per customer resulting from lower furniture sales and a customer count decline of 1.1%.

The Company reported a net loss of $41.6 million in the first quarter of fiscal 2009, or $1.88 per diluted share, compared to a net loss of $32.0 million, or $1.45 per diluted share, for the first quarter last year. The increase in the net loss was primarily due to lower same store sales as well as a $4.8 million increase in the net loss related to discontinued operations compared to the first quarter of fiscal 2008. The first quarter gross profit margin decline of 170 basis points over the prior year is primarily due to higher fixed occupancy expense on lower same store sales. Cost of sales as a percentage of sales were essentially flat compared to last year and included the impact of the inventory liquidations for the eight store closures.

SG&A expenses as a percentage of net sales were 35.0% for the first quarter of 2009 and 35.8% for the first quarter of 2008. The decrease was due to savings achieved from ongoing corporate cost reduction initiatives. Additionally, during the first quarter of 2009, there were store closure costs of $5.7 million related to the eight stores that closed during the quarter and were classified within continuing operations.

In the first quarter of fiscal 2009, the Company did not open any new stores and closed 26 stores to end the quarter with 270 stores in 30 states.

Results of Operations

The three months ended May 2, 2009 as compared to the three months ended May 3, 2008

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales decreased $17.6 million, or 8.7%, to $184.3 million for the first quarter of fiscal 2009 from $201.9 million for the first quarter of fiscal 2008. Net sales for the first quarter decreased primarily due to lower comparable store sales, partially offset by higher non-comparable store sales. Comparable store sales decreased 8.9%, or $17.3 million, in the first quarter of fiscal 2009, compared to an increase of 0.6%, or $1.1 million, in the first quarter of fiscal 2008. Comparable store sales decreased during the first quarter primarily as the result of a reduction in the average ticket and a slight reduction in customer count. As of May 2, 2009, the calculation of comparable store sales included a base of 258 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. At the end of the first quarter of fiscal 2009, the Company operated 270 stores in 30 states versus 274 stores (after adjusting for the 18 stores now classified as discontinued operations) in 30 states at the end of the first quarter of fiscal 2008.

The Company classifies its sales into home and consumables product lines. For the first quarter of fiscal 2009, home accounted for 62% of total sales versus 63% last year, and consumables accounted for 38% of total sales versus 37% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, decreased $9.6 million, or 6.6%, to $136.3 million in the first quarter of fiscal 2009. As a percentage of net sales, total cost of sales and occupancy increased 170 basis points to 74.0% in the first quarter of fiscal 2009 compared to 72.3% in the first quarter of fiscal 2008. Occupancy as a percentage of net sales for the quarter increased as a result of the deleveraging of the costs on lower comparable store sales. Cost of sales as a percentage of sales, was essentially flat compared to last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $7.7 million, or 10.7%, to $64.5 million in the first quarter of fiscal 2009 compared to $72.2 million in the first quarter of fiscal 2008. As a percentage of net sales, SG&A expenses were 35.0% in the first quarter of fiscal 2009 compared to 35.8% in the first quarter of fiscal 2008. The decrease was due to savings achieved from ongoing corporate cost reduction initiatives.

Store Closure Costs During the first quarter of fiscal 2009, the costs related to closing the eight stores classified within continuing operations totaled $5.7 million. There were no store closure costs in the first quarter of fiscal 2008 relating to closed stores that were classified within continuing operations.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. There were no preopening expenses for the first quarter of fiscal 2009 compared to $1.9 million for the first quarter of fiscal 2008. The Company did not open any new stores in the first quarter of fiscal 2009 compared to eight new stores in the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.8 million for the first quarter of fiscal 2009 compared to $3.0 million for the first quarter of fiscal 2008. The slight decrease in interest expense is due to a lower interest rate on relatively flat borrowings.

Income Taxes The Company’s effective tax rate was a provision of 0.8% in the first quarter of fiscal 2009 compared to a benefit of 2.6% in the first quarter of fiscal 2008. Because the Company has recorded a full valuation allowance on its deferred tax asset, the net operating loss for continuing operations does not reflect any federal or state tax benefit in the first quarter of fiscal 2009.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.5 million at May 2, 2009 and $3.0 million at May 3, 2008. The Company met its short-term liquidity needs and its capital requirements for the three-month period ended May 2, 2009 with existing cash and cash provided from financing activities. The Company believes that the combination of its cash and cash equivalents, cash generated from operations and available borrowings under its revolving credit facility will be sufficient to finance its working capital and other capital projects for the next 12 months.

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of May 2, 2009, the Company had an accumulated deficit of $75.7 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its revolving credit facility, will be sufficient to enable it to meet planned expenditures under the turnaround plan through the next 12 months. The turnaround plan includes, among other things, the closure of 26 underperforming stores in the first quarter of fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its revolving credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its revolving credit facility during fiscal 2009. Access to the Company’s revolving credit facility is dependent upon meeting its debt covenant and not exceeding the borrowing limit of the revolving credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Cash Flows From Operating Activities Net cash used in operating activities totaled $20.3 million for the first quarter of fiscal 2009 compared to $34.7 million in the same period last year, a decrease of $14.4 million. The decrease in net cash used in operations compared to last year was primarily due to decreased merchandise inventories and a reduction in accounts payable compared to last year, partially offset by a higher net loss and a decrease in other liabilities.

Cash Flows From Investing Activities Net cash used in investing activities totaled $0.8 million for the first quarter of fiscal 2009, a $4.8 million decrease compared to the same period last year. Net cash used in investing activities decreased mainly because there was less spending related to new store projects as there were no new stores opened during the first quarter of fiscal 2009 compared to 8 new stores in the prior year.

Cash Flows From Financing Activities Net cash provided by financing activities was $19.8 million for the first quarter of fiscal 2009 compared to $39.9 million in the same period last year. Borrowings under the Company’s revolving credit line increased $20.4 million as of the end of the first quarter of fiscal 2009 from the level at January 31, 2009, compared to an increase of $40.5 million for the same period last year. Principal payments on long-term debt were $200,000 compared to $189,000 in fiscal 2008 and principal payments on capital lease obligations were $391,000 compared to $340,000 in fiscal 2008.

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

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of May 2, 2009, the Company was in compliance with its loan covenant requirements, had $58.9 million in borrowings and $11.2 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $64.4 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Borrowings under the Company’s revolving credit line increased $20.4 million as of May 2, 2009 from the amount disclosed as of January 31, 2009. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section.

Impact of Recent Accounting Pronouncements

On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Additionally, on February 1, 2009, in accordance with the FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, the Company adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities. Refer to Note 8 within this Quarterly Report on Form 10-Q for additional information.

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

There have been no material changes to the Company’s market risk from those disclosed in the Company’s Form 10-K filed for the fiscal year ended January 31, 2009.

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

As of May 2, 2009, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s evaluation and conclusions set forth above have not been audited by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COST PLUS, INC. Registrant

Date: June 11, 2009	By:	/s/ Jane L. Baughman
Jane L. Baughman Executive Vice President Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.