Form 10-Q
period 2009-08-01
COST PLUS INC/CA/
filed 2009-09-03
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 3, 2009, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended August 1, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,539	$3,707	$3,650
Merchandise inventories, net	185,750	218,105	266,856
Other current assets	18,251	23,446	35,172

Total current assets	206,540	245,258	305,678
Property and equipment, net	176,155	195,018	209,654
Other assets, net	4,413	4,716	13,578

Total assets	$387,108	$444,992	$528,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,133	$75,163	$68,049
Accrued compensation	11,228	12,819	10,291
Current portion of revolving line of credit	—	—	72,200
Current portion of long-term debt	849	823	799
Other current liabilities	35,846	27,680	39,827

Total current liabilities	100,056	116,485	191,166
Long-term portion of revolving line of credit	65,315	38,500	—
Capital lease obligations	6,866	7,133	7,610
Long-term debt – distribution center obligations	113,158	113,588	114,006
Other long-term obligations	27,016	33,077	36,341
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,087,113 shares	221	221	221
Additional paid-in capital	170,982	170,151	169,695
Retained earnings/(Accumulated deficit)	(96,506)	(34,163)	9,871

Total shareholders’ equity	74,697	136,209	179,787

Total liabilities and shareholders’ equity	$387,108	$444,992	$528,910

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$183,365	$210,657	$367,625	$412,537
Cost of sales and occupancy	135,362	153,835	271,704	299,793

Gross profit	48,003	56,822	95,921	112,744
Selling, general and administrative expenses	64,493	76,199	129,006	148,421
Store closure costs	329	—	6,076	—
Store preopening expenses	—	1,250	—	3,144

Loss from continuing operations, before interest and taxes	(16,819)	(20,627)	(39,161)	(38,821)
Net interest expense	2,851	3,153	5,687	6,168

Loss from continuing operations before income taxes	(19,670)	(23,780)	(44,848)	(44,989)
Income tax expense/(benefit)	148	(54)	360	(645)

Net loss from continuing operations	(19,818)	(23,726)	(45,208)	(44,344)

Loss from discontinued operations	(945)	(2,916)	(17,134)	(14,290)

Net loss	$(20,763)	$(26,642)	$(62,342)	$(58,634)

Net loss per weighted average share from continuing operations
Basic	$(0.90)	$(1.07)	$(2.05)	$(2.01)
Diluted	$(0.90)	$(1.07)	$(2.05)	$(2.01)

Net loss per weighted average share from discontinued operations
Basic	$(0.04)	$(0.14)	$(0.77)	$(0.64)
Diluted	$(0.04)	$(0.14)	$(0.77)	$(0.64)

Net loss per weighted average share
Basic	$(0.94)	$(1.21)	$(2.82)	$(2.65)
Diluted	$(0.94)	$(1.21)	$(2.82)	$(2.65)

Weighted average shares outstanding
Basic	22,087	22,087	22,087	22,087
Diluted	22,087	22,087	22,087	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
Cash Flows From Operating Activities:
Net loss	$(62,342)	$(58,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,286	17,964
Deferred income taxes	—	323
Share-based compensation expense	831	902
Loss on asset disposal	92	1,505
Changes in assets and liabilities:
Merchandise inventories	32,355	5,999
Income taxes receivable	26	627
Other assets	5,454	6,293
Accounts payable	(22,468)	(24,067)
Other liabilities	5,477	5,506

Net cash used in operating activities	(25,289)	(43,582)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,513)	(9,161)
Proceeds from sale of property and equipment	4	34

Net cash used in investing activities	(1,509)	(9,127)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	26,815	54,140
Principal payments on long-term debt	(404)	(381)
Principal payments on capital lease obligations	(781)	(683)

Net cash provided by financing activities	25,630	53,076

Net increase/(decrease) in cash and cash equivalents	(1,168)	367

Cash and Cash Equivalents:
Beginning of period	3,707	3,283

End of period	$2,539	$3,650

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,654	$5,450

Cash paid/(received) for income taxes	$322	$(999)

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended August 1, 2009 and August 2, 2008

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at August 1, 2009 and August 2, 2008, and the interim results of operations for the three months and six months ended August 1, 2009 and August 2, 2008, and cash flows for the six months ended August 1, 2009 and August 1, 2008. The balance sheet at January 31, 2009, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month and six-month periods ended August 2, 2008 have been revised to present certain components as discontinued operations (see Note 3). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of August 1, 2009, the Company had an accumulated deficit of $96.5 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures under the turnaround plan through the next 12 months. The turnaround plan includes, among other things, the closure of 26 underperforming stores that occurred in the first quarter of fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2009. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

The results of operations for the three-month and six-month periods ended August 1, 2009, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events,” the Company has evaluated subsequent events through September 3, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

The costs associated with closing the stores were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the second quarter of fiscal 2009, the costs related to closing the eight stores during the quarter totaled $0.3 million, consisting primarily of estimated lease exit costs net of estimated sublease income. There were no store closure costs in the second quarter of fiscal 2008 relating to closed stores that were classified within continuing operations.

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

Following is a year-to-date summary of the reserve for store closures in continuing operations, which is included in total current liabilities as of August 1, 2009 (in thousands):

Balance at January 31, 2009	$—
Lease exit costs, net of estimated sublease income	5,201
Severance and closure costs	875
Payments for leases and settlements	(1,137)
Payments for severance and closure costs	(875)

Balance at August 1, 2009	$4,064

3. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2008, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. The loss from discontinued operations of $0.9 million for the second quarter of fiscal 2009 also includes remaining lease liability costs related to 13 stores that were closed in the first quarter of fiscal 2008, which are also reported as discontinued operations.

The 18 stores closed in the first quarter of fiscal 2009 and the 13 stores closed in the first quarter of fiscal 2008 are reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and as such both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and were approximately $16.5 million for the six-month period ended August 1, 2009 and $12.2 million for the six-month period ended August 2, 2008, consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores.

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

Results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Store sales	$—	$10,320	$7,495	$30,258
Costs and expenses:
Cost of sales and occupancy	—	8,260	5,723	22,925
Operating and administrative expenses[1]	15	3,947	3,858	10,221
Lease exit costs, net of estimated sublease income[1]	916	1,029	14,488	10,823
Severance and closure costs[1]	14	—	560	579

Loss before income taxes	(945)	(2,916)	(17,134)	(14,290)
Income tax benefit	—	—	—	—

Loss from discontinued operations, net of tax	$(945)	$(2,916)	$(17,134)	$(14,290)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $16.5 million for the six-month period ended August 1, 2009 and $12.2 million for the six-month period ended August 2, 2008. For purposes of the table above, $1.5 million and $0.8 million of the costs associated with store exit activities for the six-month periods of fiscal 2009 and 2008, respectively, were included in operating and administrative expenses, as these costs related primarily to consulting and administrative services to close the stores.

Following is a year-to-date summary of the reserve for store closures in discontinued operations, which is included in total current liabilities as of August 1, 2009 and August 2, 2008 respectively (in thousands):

	As of the Six Month Period Ended
	August 1, 2009	August 2, 2008
Beginning Balance	$3,110	$—
Lease exit costs, net of estimated sublease income	14,488	10,823
Severance and closure costs	560	579
Payments for leases and settlements	(5,607)	(1,664)
Payments for severance and closure costs	(560)	(579)

Ending Balance	$11,991	$9,159

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The Company had share-based compensation expense of $367,200 for the three months ended August 1, 2009 compared to $421,000 for the three months ended August 2, 2008. Share-based compensation expense for the six months ended August 1, 2009 was $830,600 compared to $901,700 for the six months ended August 2, 2008. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of August 1, 2009, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 1.0 years.

During the second quarter of fiscal 2009, the Company granted options to purchase 10,000 shares of common stock to its employees and non-employee directors. The fair value per option granted during the three-month and six-month periods ended August 1, 2009 was $0.88 and $0.57, respectively, and $1.76 for the six-month period ended August 2, 2008. There were no stock options granted during the three-month period ended August 2, 2008. The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and six-month periods ended August 1, 2009 and the six-month period ended August 2, 2008:

	Three Months Ended	Six Months Ended
	August 1, 2009	August 1, 2009	August 2, 2008
Expected dividend rate	—%	—%	—%
Volatility	80.4%	83.3%	55.4%
Risk-free interest rate	2.31%	1.76%	2.34%
Expected lives (years)	4.5	4.5	4.8

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
August 1, 2009
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(0.94)	$0.00	$(0.94)	$(2.82)	$0.00	$(2.82)

August 2, 2008
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(1.21)	$0.00	$(1.21)	$(2.65)	$0.00	$(2.65)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and six-month periods ended August 1, 2009 and August 2, 2008, there were 3,652,461 and 3,146,884 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of August 1, 2009, January 31, 2009, and August 2, 2008 is summarized as follows:

(In thousands)	August 1, 2009	January 31, 2009	August 2, 2008
Obligations under sale and leaseback:
California distribution centers	$62,363	$62,642	$62,912
Virginia distribution center	51,644	51,769	51,893

Total long-term debt – distribution center obligations	114,007	114,411	114,805

Less current portion	(849)	(823)	(799)

Long-term debt – distribution center obligations, net	$113,158	$113,588	$114,006

The Company’s long-term debt includes financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions as financings whereby the net book value of the assets remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s long-term debt, see Note 6 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month asset-based credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured asset-based credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to its asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of August 1, 2009, the Company was in compliance with its loan covenants requirements, had $65.3 million in borrowings and $9.5 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $48.7 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at the end of the six-month period ended August 1, 2009, at fiscal year end 2008 and at the end of the six-month period ended August 2, 2008, respectively, consisted of the following (in millions):

	August 1, 2009	January 31, 2009	August 2, 2008
Account receivable availability	$5.7	$8.0	$6.6
Inventory availability	125.9	153.3	191.7
Less: reserves	(8.1)	(10.0)	(9.6)

Total borrowing base	$123.5	$151.3	$188.7

The aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$65.3	$38.5	$72.2
Outstanding letters of credit	9.5	13.5	11.5

Total obligations	$74.8	$52.0	$83.7

The availability at the end of the six-month period ended August 1, 2009, at fiscal year end 2008 and at the end of the six-month period ended August 2, 2008, respectively, was (in millions):

Total borrowing base	$123.5	$151.3	$188.7
Less: obligations	(74.8)	(52.0)	(83.7)

Total availability	$48.7	$99.3	$105.0

7. INCOME TAXES

The Company’s effective tax rate was a provision of 0.7% in the second quarter of fiscal 2009 compared to a benefit of 0.2% in the second quarter of fiscal 2008. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the second quarter of fiscal 2009.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At August 1, 2009, the Company had accrued $179,000 and $6,000 for the potential payment of interest and penalties, respectively.

As of August 1, 2009, the Company is subject to U.S federal income tax examinations for tax years 2005 and forward, and is subject to state and local tax examinations for tax years 2001 and forward.

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

The fair value of impaired long-lived assets and the initial estimates of store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. There were no significant long-lived asset impairment charges during the first six months of fiscal 2009 and fiscal 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended August 1, 2009 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The results of operations for the three-month and six-month periods ended August 1, 2009, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

During the first quarter of fiscal 2009, the Company exited eight media markets by closing 26 stores, 18 of which are reported in discontinued operations for both the current and prior periods and eight of which are reported in continuing operations. The sales and all costs from operating and closing the discontinued operations stores have been removed from the results of continuing operations and reported in discontinued operations for both the current and prior periods. The 13 stores closed in the first quarter of fiscal 2008 are also reported as discontinued operations. For the second quarter of fiscal 2009, the loss from discontinued operations was $0.9 million compared to a loss of $2.9 million for the second quarter of fiscal 2008. The loss from discontinued operations in the second quarter of fiscal 2009 was primarily due to costs to exit the store leases.

Net sales for the second quarter of fiscal 2009 were $183.4 million, a 13.0% decrease from $210.7 million for the second quarter ended August 2, 2008. Comparable store sales for the quarter decreased 10.9% compared to an increase of 1.2% last year. The decrease in same store sales was driven by a 7.7% reduction in the average ticket per customer resulting from lower dining and living furniture sales and a customer count decline of 3.4%.

The Company reported a net loss of $20.8 million in the second quarter of fiscal 2009, or $0.94 per diluted share, compared to a net loss of $26.6 million, or $1.21 per diluted share, for the second quarter last year. The decrease in the net loss was largely due to a reduction in Selling, General, and Administrative expenses which resulted from the Company’s cost cutting initiatives as well as lower expense from discontinued operations. Gross profit margin for the second quarter was lower due to decreased leverage of fixed occupancy expenses on lower same store sales, partially offset by an improvement in merchandise margin.

In the second quarter of fiscal 2009, the Company did not open any new stores and closed 1 store to end the quarter with 269 stores in 30 states.

Results of Operations

The three months (second quarter) and six months (year-to-date) ended August 1, 2009 as compared to the three months and six months ended August 2, 2008.

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales decreased $27.3 million, or 13.0%, to $183.4 million for the second quarter of fiscal 2009 from $210.7 million for the second quarter of fiscal 2008. Year-to-date, net sales were $367.6 million, a 10.9% decrease from $412.5 million for the same period last year. Net sales for the second quarter decreased primarily due to lower comparable store sales. Comparable store sales decreased 10.9%, or $21.8 million, in the second quarter of fiscal 2009, compared to an increase of 1.2%, or $2.4 million, in the second quarter of fiscal 2008. Year-to-date, comparable store sales decreased 9.9% compared to an increase of 0.9% for the same period last year. Comparable store sales decreased during the second quarter and year-to-date primarily as the result of a reduction in the average ticket and a reduction in customer count. As of August 1, 2009, the calculation of comparable store sales included a base of 267 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. At the end of the second quarter of fiscal 2009, the Company operated 269 stores in 30 states versus 278 stores (after adjusting for the 18 stores now classified as discontinued operations) in 30 states at the end of the second quarter of fiscal 2008.

The Company classifies its sales into home and consumables product lines. For the second quarter of fiscal 2009, home accounted for 65% of total sales versus 67% last year, and consumables accounted for 35% of total sales versus 33% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, decreased $18.5 million, or 12.0%, to $135.4 million in the second quarter of fiscal 2009. As a percentage of net sales, total cost of sales and occupancy increased 80 basis points to 73.8% in the second quarter of fiscal 2009 compared to 73.0 % in the second quarter of fiscal 2008. The 80 basis point increase was entirely due to decreased leverage of fixed occupancy expenses on lower comparable store sales, partially offset by a net improvement in merchandise margin of 50 basis points. The improvement in merchandise margin resulted from tighter inventory controls which led to lower shrink expense. Reductions in the cost of merchandise were offset by promotional activity required to compete with the aggressive discounting among higher end specialty retailers and discount chains. Additionally, consumables continued to outperform home furnishings which put pressure on margin rate. Year-to-date, total costs of sales and occupancy were $271.7 million and decreased $28.1 million, or 9.4%, compared to the same period in fiscal 2008. As a percentage of net sales, total cost of sales and occupancy for the year increased 120 basis points to 73.9% from 72.7% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $11.7 million, or 15.4%, to $64.5 million in the second quarter of fiscal 2009 compared to $76.2 million in the second quarter of fiscal 2008. As a percentage of net sales, SG&A expenses were 35.2% in the second quarter of fiscal 2009 compared to 36.2% in the second quarter of fiscal 2008. The decrease in SG&A expenses as a percentage of net sales was due to the Company’s cost-cutting initiatives, including store closures which resulted in lower payroll, advertising and other controllable expenses. The decrease was partially offset by decreased leverage on lower comparable store sales. Year-to-date, SG&A expenses decreased $19.4 million, or 13.1%, to $129.0 million compared to $148.4 million for the same period last year. As a percentage of net sales, year-to-date SG&A expenses decreased 90 basis points to 35.1% compared to 36.0% for the same period last year.

Store Closure Costs Costs related to closing the eight stores classified within continuing operations totaled $0.3 million for the second quarter of fiscal 2009 and $6.1 million year-to-date. There were no store closure costs in the first or second quarter of fiscal 2008 relating to closed stores that were classified within continuing operations.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. There were no preopening expenses for the second quarter of fiscal 2009 compared to $1.3 million for the second quarter of fiscal 2008. The Company did not open any new stores in the second quarter of fiscal 2009 compared to seven new stores in the same period last year. Year-to-date, there were no preopening expenses for fiscal 2009 compared to $3.1 million for the same period last year, with no store openings compared to 15 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.9 million for the second quarter of fiscal 2009 compared to $3.2 million for the second quarter of fiscal 2008. Year-to-date, net interest expense was $5.7 million compared to $6.2 million for the same period last year. The decrease in interest expense was due to a lower interest rate under the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate was a provision of 0.7% in the second quarter of fiscal 2009 compared to a benefit of 0.2% in the second quarter of fiscal 2008. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the second quarter of fiscal 2009.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.5 million at August 1, 2009 and $3.7 million at August 2, 2008. The Company met its short-term liquidity needs and its capital requirements for the six-month period ended August 1, 2009 with existing cash and cash provided from financing activities. The Company believes that the combination of its cash and cash equivalents, cash generated from operations and available borrowings under its asset-based credit facility will be sufficient to finance its working capital and other capital projects for the next 12 months.

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of August 1, 2009, the Company had an accumulated deficit of $96.5 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures under the turnaround plan through the next 12 months. The turnaround plan includes, among other things, the closure of 26 underperforming stores that occurred in the first quarter of fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2009. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Cash Flows From Operating Activities Net cash used in operating activities totaled $25.3 million year-to-date compared to $43.6 million in the same period last year, a decrease of $18.3 million. The decrease in net cash used in operations compared to last year was primarily due to decreased merchandise inventories and a lower decrease in accounts payable compared to the same period last year, partially offset by a higher net loss and a lower decrease in other assets compared to the same period last year.

Cash Flows From Investing Activities Net cash used in investing activities totaled $1.5 million year-to-date, a $7.6 million decrease compared to the same period last year. Net cash used in investing activities decreased mainly because there was less spending related to new store projects as there were no new stores opened during the first or second quarters of fiscal 2009 compared to 15 new stores in the prior year.

The Company estimates that fiscal 2009 capital expenditures will approximate $3.2 million; including approximately $1.6 million for management information systems and distribution center projects, $1.1 million allocated to investments in existing stores and various other corporate projects and $0.5 million for new stores. The Company expects to open 2 new stores in the second half of fiscal 2009.

Cash Flows From Financing Activities Net cash provided by financing activities was $25.6 million year-to-date compared to $53.1 million in the same period last year. Borrowings under the Company’s asset-based credit facility increased $26.8 million as of August 1, 2009 from the level at January 31, 2009, compared to an increase of $54.1 million for the same period last year. Principal payments on long-term debt were $404,000 compared to $381,000 in fiscal 2008 and principal payments on capital lease obligations were $781,000 compared to $683,000 in fiscal 2008.

Revolving Line of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month asset-based credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured asset-based credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to its asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of August 1, 2009, the Company was in compliance with its loan covenants requirements, had $65.3 million in borrowings and $9.5 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $48.7 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Borrowings under the Company’s revolving credit line increased $26.8 million as of August 1, 2009 from the amount disclosed as of January 31, 2009. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations. Beginning after the third quarter of 2009, the Company’s financial statements will no longer refer to specific U.S. GAAP statements.

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

As of August 1, 2009, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual Meeting of Shareholders was held on June 18, 2009. At the Annual Meeting, shareholders approved the following matters with respective vote counts indicated:

1. Election of Directors:

Total Shares Voted:

Name	For	Withheld
Joseph H. Coulombe	11,546,763	5,088,513
Clifford J. Einstein	11,421,611	5,213,665
Barry J. Feld	11,578,375	5,056,901
Danny W. Gurr	11,580,434	5,054,842
Willem Mesdag	16,425,119	210,157
Kim D. Robbins	11,390,444	5,244,832
Fredric M. Roberts	11,395,861	5,239,415
Kenneth T. Stevens	16,450,397	184,879

2. Approval of an amendment to the Company’s 2004 Stock Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 1,500,000 shares including the approval of the material terms and performance goals of the plan for purposes of Internal Revenue Code Section 162(m):

	For	Against	Abstain
Total Shares Voted:	11,209,998	2,031,986	226,657

3. Approval of an amendment to the Company’s 1996 Director Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 300,000 shares:

	For	Against	Abstain
Total Shares Voted:	12,679,414	562,216	227,011

4. Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm of the Company for the fiscal year ending January 30, 2010:

	For	Against	Abstain
Total Shares Voted:	16,547,339	80,488	7,449

ITEM 6. EXHIBITS

(a)	Exhibits

3.3	Amended and Restated By-laws dated June 18, 2009.

10.1	Separation Agreement and Release dated as of May 29, 2009, between Cost Plus, Inc. and Rayford K. Whitley, and related consulting agreement of the same date.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 3, 2009	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

3.3	Amended and Restated By-laws dated June 18, 2009.

10.1	Separation Agreement and Release dated as of May 29, 2009, between Cost Plus, Inc. and Rayford K. Whitley, and related consulting agreement of the same date.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.