Form 10-Q
period 2009-10-31
COST PLUS INC/CA/
filed 2009-12-08
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 8, 2009, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended October 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,913	$3,707	$3,506
Merchandise inventories, net	228,114	218,105	314,311
Other current assets	19,389	23,446	23,628

Total current assets	250,416	245,258	341,445
Property and equipment, net	170,938	195,018	203,711
Other assets, net	4,149	4,716	13,889

Total assets	$425,503	$444,992	$559,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,516	$75,163	$82,658
Accrued compensation	13,350	12,819	12,211
Current portion of revolving line of credit	—	—	117,392
Current portion of long-term debt	862	823	811
Other current liabilities	34,485	27,680	36,484

Total current liabilities	131,213	116,485	249,556
Long-term portion of revolving line of credit	94,100	38,500	—
Capital lease obligations	7,480	7,133	7,263
Long-term debt – distribution center obligations	112,937	113,588	113,798
Other long-term obligations	26,863	33,077	33,878
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,087,113 shares	221	221	221
Additional paid-in capital	171,253	170,151	170,223
Accumulated deficit	(118,564)	(34,163)	(15,894)

Total shareholders’ equity	52,910	136,209	154,550

Total liabilities and shareholders’ equity	$425,503	$444,992	$559,045

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$181,878	$202,957	$549,503	$615,494
Cost of sales and occupancy	135,935	149,014	407,639	448,807

Gross profit	45,943	53,943	141,864	166,687
Selling, general and administrative expenses	65,041	74,830	194,047	223,251
Store closure costs	241	—	6,317	—
Store preopening expenses	223	84	223	3,228

Loss from continuing operations, before interest and taxes	(19,562)	(20,971)	(58,723)	(59,792)
Net interest expense	2,679	3,689	8,366	9,857

Loss from continuing operations before income taxes	(22,241)	(24,660)	(67,089)	(69,649)
Income tax expense/(benefit)	37	(621)	397	(1,266)

Net loss from continuing operations	(22,278)	(24,039)	(67,486)	(68,383)
Income/(loss) from discontinued operations	221	(1,728)	(16,913)	(16,018)

Net loss	$(22,057)	$(25,767)	$(84,399)	$(84,401)

Net loss per weighted average share from continuing operations
Basic	$(1.01)	$(1.09)	$(3.05)	$(3.10)
Diluted	$(1.01)	$(1.09)	$(3.05)	$(3.10)

Net income/(loss) per weighted average share from discontinued operations
Basic	$0.01	$(0.08)	$(0.77)	$(0.72)
Diluted	$0.01	$(0.08)	$(0.77)	$(0.72)

Net loss per weighted average share
Basic	$(1.00)	$(1.17)	$(3.82)	$(3.82)
Diluted	$(1.00)	$(1.17)	$(3.82)	$(3.82)

Weighted average shares outstanding
Basic	22,087	22,087	22,087	22,087
Diluted	22,087	22,087	22,087	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash Flows From Operating Activities:
Net loss	$(84,399)	$(84,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,907	25,968
Deferred income taxes	—	(225)
Share-based compensation expense	1,102	1,430
Loss on asset disposal	153	2,023
Impairment of property and equipment	536	1,106
Changes in assets and liabilities:
Merchandise inventories	(10,009)	(41,456)
Income taxes receivable	318	13,560
Other assets	4,278	5,149
Accounts payable	7,977	(9,542)
Other liabilities	6,273	2,160

Net cash used in operating activities	(51,864)	(84,228)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,711)	(13,270)
Proceeds from sale of property and equipment	8	34

Net cash used in investing activities	(2,703)	(13,236)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	55,600	99,332
Principal payments on long-term debt	(612)	(577)
Principal payments on capital lease obligations	(1,215)	(1,068)

Net cash provided by financing activities	53,773	97,687

Net (decrease)/increase in cash and cash equivalents	(794)	223

Cash and Cash Equivalents:
Beginning of period	3,707	3,283

End of period	$2,913	$3,506

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,295	$9,035

Cash paid/(received) for income taxes	$132	$(13,827)

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 31, 2009 and November 1, 2008

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (the “Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at October 31, 2009 and November 1, 2008, and the interim results of operations for the three months and nine months ended October 31, 2009 and November 1, 2008, and cash flows for the nine months ended October 31, 2009 and November 1, 2008. The balance sheet at January 31, 2009, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month and nine-month periods ended November 1, 2008 have been revised to present certain components as discontinued operations (see Note 3). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of October 31, 2009, the Company had an accumulated deficit of $118.6 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures under the turnaround plan through the next 12 months. The turnaround plan includes, among other things, the closure of 26 underperforming stores that occurred in the first quarter of fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2009 or 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

The results of operations for the three-month and nine-month periods ended October 31, 2009, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business. The Company has evaluated subsequent events through December 8, 2009, the filing date of this Form 10-Q (see Note 9).

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

The costs associated with closing the stores were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” in which the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During the third quarter of fiscal 2009, the costs related to closing the eight stores during the quarter totaled $0.2 million, consisting primarily of estimated lease exit costs net of estimated sublease income. There were no store closure costs in the third quarter of fiscal 2008 relating to closed stores that were classified within continuing operations.

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

Following is a year-to-date summary of the reserve for store closures in continuing operations, which is included in total current liabilities as of October 31, 2009 (in thousands):

Balance at January 31, 2009	$—
Lease exit costs, net of estimated sublease income	5,442
Severance and closure costs	875
Payments for leases and settlements	(1,639)
Payments for severance and closure costs	(875)

Balance at October 31, 2009	$3,803

3. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2008, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. Income from discontinued operations of $221,000 for the third quarter of fiscal 2009 includes remaining lease liability costs related to 13 stores that were closed in the first quarter of fiscal 2008, which are also reported as discontinued operations.

The 18 stores closed in the first quarter of fiscal 2009 and the 13 stores closed in the first quarter of fiscal 2008 are reported as discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements – Discontinued Operations,” which requires the Company to report the results of operations of a component of an entity that either has been disposed of or is classified as held for sale, in discontinued operations. As such, both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations” and were approximately $16.3 million for the nine-month period ended October 31, 2009 and $12.6 million for the nine-month period ended November 1, 2008. The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. At the end of each quarter, the Company evaluates the remaining accrual balance to ensure its adequacy.

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

Results from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Store sales	$—	$10,016	$7,495	$40,274
Costs and expenses:
Cost of sales and occupancy	—	7,982	5,723	30,907
Operating and administrative expenses[1]	49	3,390	3,907	13,611
Lease exit costs, net of estimated sublease income[1]	(270)	372	14,218	11,195
Severance and closure costs[1]	—	—	560	579

Income/(loss) before income taxes	221	(1,728)	(16,913)	(16,018)
Income tax benefit	—	—	—	—

Income/(loss) from discontinued operations, net of tax	$221	$(1,728)	$(16,913)	$(16,018)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $16.3 million for the nine-month period ended October 31, 2009 and $12.6 million for the nine-month period ended November 1, 2008. For purposes of the table above, $1.5 million and $0.8 million of the costs associated with store exit activities for the nine-month periods of fiscal 2009 and 2008, respectively, were included in operating and administrative expenses, as these costs related primarily to consulting and administrative services to close the stores.

Following is a year-to-date summary of the reserve for store closures in discontinued operations, which is included in total current liabilities as of October 31, 2009 and November 1, 2008 respectively (in thousands):

	As of the Nine Month Period Ended
	October 31, 2009	November 1, 2008
Beginning Balance	$3,110	$—
Lease exit costs, net of estimated sublease income	14,218	11,195
Severance and closure costs	560	579
Payments for leases and settlements	(7,167)	(5,593)
Payments for severance and closure costs	(560)	(579)

Ending Balance	$10,161	$5,602

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with ASC 718-10, “Share-Based Payment.” Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and then recognized over the period during which services are required to be provided, usually the vesting period. The Company had share-based compensation expense of $271,000 for the three months ended October 31, 2009 compared to $528,000 for the three months ended November 1, 2008. Share-based compensation expense for the nine months ended October 31, 2009 was $1.1 million compared to $1.4 million for the nine months ended November 1, 2008. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of October 31, 2009, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 1.8 years.

There were no stock options granted during the third quarter of fiscal 2009. During the third quarter of fiscal 2008, the Company granted options to purchase 96,000 shares of common stock to its employees and non-employee directors. The weighted average fair value per option granted during the nine-month period ended October 31, 2009 was $0.57. The weighted average fair value per option granted during the three-month and nine-month periods ended November 1, 2008 was $0.96 and $1.69, respectively. The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the nine-month period ended October 31, 2009 and the three-month and nine-month periods ended November 1, 2008:

	Three Months Ended	Nine Months Ended
	November 1, 2008	October 31, 2009	November 1, 2008
Expected dividend rate	—%	—%	—%
Volatility	65.3%	83.3%	55.9%
Risk-free interest rate	2.9%	1.76%	2.4%
Expected lives (years)	4.8	4.5	4.8

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
October 31, 2009
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(1.00)	$0.00	$(1.00)	$(3.82)	$0.00	$(3.82)

November 1, 2008
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(1.17)	$0.00	$(1.17)	$(3.82)	$0.00	$(3.82)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and nine-month periods ended October 31, 2009 and November 1, 2008, there were 3,463,386 and 3,206,503 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of October 31, 2009, January 31, 2009, and November 1, 2008 is summarized as follows:

(In thousands)	October 31, 2009	January 31, 2009	November 1, 2008
Obligations under sale and leaseback:
California distribution centers	$62,219	$62,642	$62,778
Virginia distribution center	51,580	51,769	51,831

Total long-term debt – distribution center obligations	113,799	114,411	114,609

Less current portion	(862)	(823)	(811)

Long-term debt – distribution center obligations, net	$112,937	$113,588	$113,798

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

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing credit agreements. The Credit Agreement allows for cash borrowings and letters of credit under a secured asset-based credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to its asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of October 31, 2009, the Company was in compliance with its loan covenant requirements, had $94.1 million in borrowings and $11.5 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $63.3 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at October 31, 2009, at January 31, 2009 and at November 1, 2008 consisted of the following (in millions):

	October 31, 2009	January 31, 2009	November 1, 2008
Account receivable availability	$6.1	$8.0	$6.8
Inventory availability	170.4	153.3	240.1
Less: reserves	(7.6)	(10.0)	(9.2)

Total borrowing base[1]	$168.9	$151.3	$237.7

The aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$94.1	$38.5	$117.4
Outstanding letters of credit	11.5	13.5	10.4

Total obligations	$105.6	$52.0	$127.8

The availability at October 31, 2009, at January 31, 2009 and at November 1, 2008 was (in millions):

Total borrowing base[1]	$168.9	$151.3	$200.0
Less: obligations	(105.6)	(52.0)	(127.8)

Total availability	$63.3	$99.3	$72.2

1.	Total borrowing base per the calculation above was $237.7 million at November 1, 2008. However, the Credit Agreement limits the borrowing base to $200.0 million. Therefore, $200.0 million is the adjusted total borrowing base at November 1, 2008.

7. INCOME TAXES

The Company’s effective tax rate from continuing operations was a provision of 0.4% in the third quarter of fiscal 2009 compared to a benefit of 2.4% in the third quarter of fiscal 2008. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the third quarter of fiscal 2009.

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of the assets and liabilities. The recording of the net deferred tax asset assumes the realization of such asset in the future; otherwise, a valuation allowance must be recorded to reduce the asset to its net realizable value. The Company considers future pre-tax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. The Company has recorded a full valuation allowance as of October 31, 2009 and November 1, 2008.

At January 31, 2009, the Company had $2.0 million in unrecognized tax benefits; the recognition of which would have an impact of $338,000 on the Company’s income tax provision. At October 31, 2009, the Company had $1.3 million in unrecognized tax benefits; the recognition of which would have an impact of $326,000 on the Company’s income tax provision. At the end of the third quarter, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $671,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At October 31, 2009, the Company had accrued $173,000 and $6,000 for the potential payment of interest and penalties, respectively.

As of October 31, 2009, the Company is subject to U.S. federal income tax examinations for tax years 2006 and forward, and is subject to state and local tax examinations for tax years 2001 and forward.

8. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10, “Fair Value Measurements,” for financial assets and financial liabilities beginning in fiscal 2008 and for nonfinancial assets and liabilities beginning in fiscal 2009.

ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes inputs used in measuring fair value. The tiers include:

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

During the third quarter of fiscal 2009, the Company recorded a $536,000 non-cash impairment charge for the write-down of store assets to fair value in two underperforming stores compared to a $1.1 million non-cash impairment charge for the write-down of store assets to fair value in five underperforming stores during the third quarter of fiscal 2008. There were no impairment charges for the write-down of store assets during the first six months of fiscal 2009 or fiscal 2008. Additionally, there were no impairments related to financial assets during the first nine months of fiscal 2009 or fiscal 2008.

9. SUBSEQUENT EVENTS

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. The Company expects to receive an income tax refund of approximately $12 million in 2010 related to the additional carry back of the Company’s net operating losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended October 31, 2009 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The results of operations for the three-month and nine-month periods ended October 31, 2009, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

During the first quarter of fiscal 2009, the Company exited eight media markets by closing 26 stores, 18 of which are reported in discontinued operations for both the current and prior periods and eight of which are reported in continuing operations. The sales and all costs from operating and closing the discontinued operations stores have been removed from the results of continuing operations and are reported in discontinued operations for both the current and prior periods. The 13 stores closed in the first quarter of fiscal 2008 are also reported as discontinued operations. For the third quarter of fiscal 2009, income from discontinued operations was $221,000 compared to a loss of $1.7 million for the third quarter of fiscal 2008. The income from discontinued operations in the third quarter of fiscal 2009 was primarily the result of adjustments to estimated lease exit costs net of estimated sublease income.

Net sales for the third quarter of fiscal 2009 were $181.9 million, a 10.4% decrease from $203.0 million for the third quarter ended November 1, 2008. Comparable store sales for the quarter decreased 9.1% compared to a decrease of 3.4% last year. The decrease in same store sales was attributable to an 8.8% reduction in the average ticket per customer primarily due to lower furniture sales and a relatively flat customer count compared to last year.

The Company reported a net loss of $22.1 million in the third quarter of fiscal 2009, or $1.00 per diluted share, compared to a net loss of $25.8 million, or $1.17 per diluted share, for the third quarter last year. The decrease in the net loss was primarily due to a reduction in Selling, General, and Administrative expenses which resulted from the Company’s cost cutting initiatives offset by lower gross profit. Gross profit margin for the third quarter was lower due to decreased leverage of fixed occupancy expenses on lower same store sales. Reductions in the cost of merchandise were offset by promotional activity required to compete with aggressive discounting among higher end specialty retailers and discount chains.

In the third quarter of fiscal 2009, the Company opened two new stores and closed one store to end the quarter with 270 stores in 30 states.

Results of Operations

The three months (third quarter) and nine months (year-to-date) ended October 31, 2009 as compared to the three months and nine months ended November 1, 2008.

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales decreased $21.1 million, or 10.4%, to $181.9 million for the third quarter of fiscal 2009 from $203.0 million for the third quarter of fiscal 2008. Year-to-date, net sales were $549.5 million, a 10.7% decrease from $615.5 million for the same period last year. Comparable store sales decreased 9.1% in the third quarter of fiscal 2009, compared to a decrease of 3.4% in the third quarter of fiscal 2008. The decrease in comparable store sales in the third quarter of fiscal 2009 was attributable to an 8.8% reduction in the average ticket per customer primarily due to lower furniture sales and a relatively flat customer count compared to last year. Year-to-date, comparable store sales decreased 9.6% compared to a decrease of 0.6% for the same period last year. As of October 31, 2009, the calculation of comparable store sales included a base of 267 stores. A store is generally included as comparable at the beginning of the fourteenth month after its grand opening. At the end of the third quarter of fiscal 2009, the Company operated 270 stores in 30 states versus 278 stores (after adjusting for the 18 stores now classified as discontinued operations) in 30 states at the end of the third quarter of fiscal 2008.

The Company classifies its sales into home and consumables product lines. For the third quarter of fiscal 2009, home accounted for 61% of total sales versus 63% last year, and consumables accounted for 39% of total sales versus 37% last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, decreased $13.1 million, or 8.8%, to $135.9 million in the third quarter of fiscal 2009. As a percentage of net sales, total cost of sales and occupancy increased 130 basis points to 74.7% in the third quarter of fiscal 2009 compared to 73.4% in the third quarter of fiscal 2008. The 130 basis point increase was entirely due to decreased leverage of fixed occupancy expenses on lower comparable store sales. Year-to-date, total costs of sales and occupancy were $407.6 million and decreased $41.2 million, or 9.2%, compared to the same period in fiscal 2008. As a percentage of net sales, total cost of sales and occupancy for the year-to-date period increased 130 basis points to 74.2% from 72.9% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $9.8 million, or 13.1%, to $65.0 million in the third quarter of fiscal 2009 compared to $74.8 million in the third quarter of fiscal 2008. As a percentage of net sales, SG&A expenses were 35.8% in the third quarter of fiscal 2009 compared to 36.9% in the third quarter of fiscal 2008. The decrease in SG&A expenses as a percentage of net sales was due to the Company’s cost-cutting initiatives, including store closures which resulted in lower payroll, advertising and other controllable expenses. The decrease was partially offset by decreased leverage on lower comparable store sales. Year-to-date, SG&A expenses decreased $29.2 million, or 13.1%, to $194.0 million compared to $223.3 million for the same period last year. As a percentage of net sales, year-to-date SG&A expenses decreased 100 basis points to 35.3% compared to 36.3% for the same period last year.

During the third quarter of fiscal 2009, the Company recorded a $536,000 non-cash impairment charge for the write-down of store assets to fair value in two underperforming stores compared to a $1.1 million non-cash impairment charge for the write-down of store assets to fair value in five underperforming stores during the third quarter of fiscal 2008.

Store Closure Costs Costs related to closing the eight stores classified within continuing operations totaled $241,000 for the third quarter of fiscal 2009 and $6.3 million year-to-date. There were no store closure costs in the first nine months of fiscal 2008 relating to closed stores that were classified within continuing operations.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. Preopening expenses for the third quarter of fiscal 2009 were $223,000 compared to $84,000 for the third quarter of fiscal 2008. The Company opened two new stores in the third quarter of fiscal 2009 compared to no new stores in the same period last year. Year-to-date, preopening expenses for fiscal 2009 were $223,000 compared to $3.2 million for the same period last year, with two new store openings compared to 15 for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.7 million for the third quarter of fiscal 2009 compared to $3.7 million for the third quarter of fiscal 2008. Year-to-date, net interest expense was $8.4 million compared to $9.9 million for the same period last year. The decrease in interest expense was due to a lower interest rate and lower borrowings under the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate from continuing operations was a provision of 0.4% in the third quarter of fiscal 2009 compared to a benefit of 2.4% in the third quarter of fiscal 2008. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the third quarter of fiscal 2009.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.9 million at October 31, 2009 and $3.5 million at November 1, 2008. The Company met its short-term liquidity needs and its capital requirements for the nine-month period ended October 31, 2009 with existing cash and cash provided from financing activities. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, available borrowings under its asset-based credit facility and the estimated $12 million tax refund will be sufficient to finance its working capital and other capital projects for the next 12 months.

Including fiscal 2008, the Company has experienced net losses each annual period since fiscal 2006. As of October 31, 2009, the Company had an accumulated deficit of $118.6 million. For fiscal 2007 and for each annual period since fiscal 2004, the Company had decreases in cash and cash equivalents. There can be no assurance that the business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures under the turnaround plan through the next 12 months. The turnaround plan includes, among other things, the closure of 26 underperforming stores that occurred in the first quarter of fiscal 2009, corporate and distribution center work force reductions that occurred in the fourth quarter of fiscal 2008, delaying new store expansion, reductions in marketing and capital expenditures, and delaying new hires. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2009 or 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Cash Flows From Operating Activities Net cash used in operating activities totaled $51.9 million year-to-date compared to $84.2 million in the same period last year, a decrease of $32.4 million. The decrease in net cash used in operations compared to last year was primarily due to decreased merchandise inventories and an increase in accounts payable for the first nine months in fiscal 2009 compared to a decrease during the nine-month period last year due to timing. This decrease was partially offset by a smaller decrease in income taxes receivable compared to the same period last year.

Cash Flows From Investing Activities Net cash used in investing activities totaled $2.7 million year-to-date, a $10.5 million decrease compared to the same period last year. Net cash used in investing activities decreased mainly because there was less spending related to new store projects as there were two new stores opened during the first nine months of fiscal 2009 compared to 15 new stores in the prior year.

The Company estimates that fiscal 2009 capital expenditures will approximate $3.2 million; including approximately $1.6 million for management information systems and distribution center projects, $1.1 million allocated to investments in existing stores and various other corporate projects and $500,000 million for new stores. The Company will not open any new stores in the fourth quarter of fiscal 2009.

Cash Flows From Financing Activities Net cash provided by financing activities was $53.8 million year-to-date compared to $97.7 million in the same period last year. Borrowings under the Company’s asset-based credit facility increased $55.6 million as of October 31, 2009 from the level at January 31, 2009, compared to an increase of $99.3 million for the same period last year. Principal payments on long-term debt were $612,000 compared to $577,000 in fiscal 2008 and principal payments on capital lease obligations were $1.2 million compared to $1.1 million in fiscal 2008.

Revolving Line of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing credit agreements. The Credit Agreement allows for cash borrowings and letters of credit under a secured asset-based credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to its asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of October 31, 2009, the Company was in compliance with its loan covenant requirements, had $94.1 million in borrowings and $11.5 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $63.3 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Borrowings under the Company’s revolving credit line increased by $55.6 million from January 31, 2009 to October 31, 2009. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Impact of Recent Accounting Pronouncements

On February 3, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements.” ASC 820-10 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Additionally, on February 1, 2009, in accordance with ASC 820-10, the Company adopted the provisions of ASC 820-10 for all other nonfinancial assets and nonfinancial liabilities. Refer to Note 8 within this Quarterly Report on Form 10-Q for additional information.

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

As of October 31, 2009, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COST PLUS, INC.
Registrant

Date: December 8, 2009	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.