Form 10-K
period 2010-01-30
COST PLUS INC/CA/
filed 2010-04-06
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on August 1, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32.9 million as reported for such date on the Nasdaq Global Select Market. As of April 6, 2010, 22,087,113 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held in 2010 (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Except with respect to information specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part hereof.

COST PLUS, INC.

2009 FORM 10-K

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K are forward-looking statements, which reflect Cost Plus, Inc.’s current beliefs and estimates with respect to future events and the Company’s future financial performance, business, operations and competitive position. Forward looking statements may be identified by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. The forward-looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual results or performance to differ materially from those expressed in such forward-looking statements due to a number of factors including those set forth in Risk Factors in this Annual Report on Form 10-K and in documents which are incorporated by reference herein. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent the Company’s expectations only as of the date they are made. The Company does not undertake any obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products in the United States. Cost Plus, Inc. was organized as a California corporation in November 1946 and opened its first retail store in 1958 in San Francisco, California. As of January 30, 2010, the Company operated 268 stores under the name “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 30 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

The Company’s stores are located predominantly in high traffic metropolitan and suburban locales, often near major malls. During the fiscal year ended January 30, 2010, the Company opened a total of two new stores; both are in the existing markets of Tucson, AZ and Phoenix, AZ. In addition to opening two new stores in fiscal 2009, the Company also closed 30 stores. The Company did not open any stores in new states during fiscal 2009. In fiscal 2010, the Company intends to relocate one store.

The Company’s website address is www.worldmarket.com. The Company has made available through its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and Section 16 filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this Annual Report on Form 10-K.

Merchandising

Cost Plus World Market’s merchandising strategy is to offer customers a broad selection of distinctive items related to the theme of casual home furnishing and entertaining.

Products. The Company believes its distinctive and unique merchandise and shopping environment differentiates it from other retailers. Many of Cost Plus World Market’s products are proprietary or private label. The “World Market” brand name or other brand names exclusive to the Company often incorporate the Company’s own designs, and have quality standards and specifications typically not available at department stores or other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins and stronger consumer values than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries and many of these goods are handcrafted by local artisans. The Company’s product offering is designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, bath linens, lamps, window coverings, frames, and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and wrought iron. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products include an assortment of products organized around a variety of themes such as baking, food preparation, barbecuing and international dining.

Cost Plus World Market offers a number of gift and decorative accessories, including collectibles, candles, framed art, and holiday and other seasonal items. The Company’s offering also includes a unique assortment of jewelry, fashion accessories and personal care items. Because many of the gift, jewelry and collectible items come from around the world, they contribute to the exotic atmosphere of the stores. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season (the “Holiday” season).

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

The Company accounts for its operations as one operating segment. The Company classifies its sales into the home furnishings and consumables product lines. Sales in each category as a percentage of total net sales for the prior three fiscal years were as follows:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Home Furnishings	59%	61%	61%
Consumables	41%	39%	39%

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company typically marks down retail prices of items that do not meet its turnover expectations.

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

Advertising

The Company’s marketing program is a multimedia strategy that has primarily utilized print and electronic media, including weekly newspaper circulars, radio and online search functionality. Each medium is used to highlight product offerings and communicate promotional activity. The Company continues to test new media vehicles to achieve greater customer reach and reduce reliance on print advertising. During fiscal 2009, the Company successfully expanded and augmented its direct mail capabilities with several targeted new customer acquisition campaigns. Additionally, the Company nearly doubled its proprietary customer email database in fiscal 2009.

In fiscal 2009, the Company also launched the World Market Explorer customer loyalty program that allows us to recognize and reward our best customers. Key program elements are designed to increase the shopping frequency, increase average ticket size and engage new customers with the brand. The program includes earned rewards based upon individual purchasing patterns, advance notice of new product offerings and in-store events, and special pricing on an ever-changing selection of items.

The Company offers selected products on its website at www.worldmarket.com which provides customers with purchase options and product information for items sold in stores. The Company’s website is designed to leverage a multi-channel philosophy, giving customers an additional touch point with its merchandise and marketing and to increase traffic at its stores.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers; the largest of which represented approximately 4% of total purchases in the fiscal year ended January 30, 2010. A significant portion of Cost Plus World Market’s products are manufactured abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with its suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing primarily directed by the corporate buying office.

The Company currently services its stores from its distribution centers located in Stockton, California (“California”) and Windsor, Virginia (“Virginia”). Domestically sourced merchandise is usually delivered to the distribution centers by common carrier or by Company trucks.

Information Systems

Each of the Company’s stores is linked to the Cost Plus World Market headquarters in Oakland, California through an IBM 4690 Point-of-Sale (POS) system and a Multiprotocol Label Switching (MPLS) data network that interfaces with an IBM AS/400 computer. The Company’s information systems keep records, which are updated daily, of every merchandise item sold in each store, as well as financial, sales and inventory information. The Point-of-Sale system also has scanning, price look-up and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities. In fiscal 2009, a new customer loyalty system, World Market Explorer, was developed and implemented to drive shopping frequency and increase sales among customers who already shop with us.

Purchasing operations are facilitated by the use of merchandise information systems that allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s Central Replenishment system includes stock keeping unit (SKU) and store-specific “model stock” logic that enables the Company to maintain adequate stock levels on basic goods in each location. A new Assortment Planning application was implemented in fiscal 2008 to improve SKU level planning and management.

The Company uses several other information systems to manage and control its operations and finances. These information systems are designed to ensure the integrity of the Company’s inventory, support pricing decisions, process payroll, pay bills, control cash, maintain fixed assets and track promotions throughout all of the Company’s stores. The Company’s Warehouse Management system enables our distribution centers to receive, locate, pick and ship inventory to stores. A new distribution center labor management system was implemented in fiscal 2008 to improve distribution center labor planning, tracking and reporting.

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

Employees

As of January 30, 2010, the Company had 2,010 full-time and 3,735 part-time employees. Of these, 5,137 were employed in the Company’s stores, and approximately 608 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 11 stores in Northern California are covered by a collective bargaining agreement that expires on May 31, 2012. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Asian Passage,” “Cab-u-lous,” “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crossroads,” “Electric Reindeer,” “Marche du Monde with logo,” “Marche du Monde,” “Market Classics,” “Mercado Del Mundo,” “One World. One Store,” “Soiree,” “The Big Sipper,” “There with logo,” “Villa Vitale,” “World Market” and “Zinfatuation” marks with the United States Patent and Trademark Office on the Principal register. The Company has pending applications to register its “World Grill,” “World Market Explorer,” “World Market Pairings” and “Pomona” marks with the United States Patent and Trademark Office. In Canada, the Company has registered its “Cost Plus,” “Cost Plus World Market” and “World Market” marks and has applied to register its “Cost Plus World Market” marks. In the European Union, the Company has registered its “World Market” and logo mark. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

Geographic Information

Substantially all of the Company’s revenues are generated in, and long-lived assets are located in, the United States.

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

Including fiscal 2009, we experienced net losses each annual period since fiscal 2006. As of January 30, 2010, we had an accumulated deficit of $97.5 million. For fiscal 2009 and fiscal 2008, we were unable to generate cash flows from operating activities. There can be no assurance that our business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition. We are dependent upon our asset-based credit facility to fund operating losses and seasonal inventory purchases. We do not plan on fully paying off our asset-based credit facility during fiscal 2010. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued.

The recent deterioration of the global economic environment and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The global economic environment has deteriorated substantially during the past two years. The declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. The difficult economic situation faced in the United States and other countries is not expected to end in the near future and consumer confidence and spending could remain depressed and possibly deteriorate even further. During times of economic uncertainty, consumers tend to sacrifice purchases of discretionary items, including the Company’s products, which could continue to adversely impact the Company’s financial results and turnaround plan.

Possibility of delisting from Nasdaq.

Nasdaq marketplace rules require the maintenance of a number of continued listing standards. If we fail to comply with any of the continued listing standards and are unable to cure such defect within the allotted time following the receipt of any notice from Nasdaq regarding our failure to maintain such continued listing standard, Nasdaq might delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile and we may have to trade on an alternate exchange.

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

Under the terms of our asset-based credit facility, our lender has a first priority lien on substantially all of our assets, including our cash and inventory balances. If we default under the asset-based credit facility, our lender would be entitled to, among other things, foreclose on our assets in order to satisfy our obligations under the credit facility.

If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.

The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service and marketing efforts. We compete against a diverse group of retailers ranging from specialty stores to department stores and discounters. Our product offerings compete with such retailers as Bed Bath & Beyond, Target, Crate & Barrel, Pottery Barn, Michaels Stores, Pier 1 Imports, Trader Joe’s and Williams-Sonoma. We compete with these and other retailers for customers, suitable retail locations and qualified management personnel. Some of our competitors have greater resources, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, distribution, and marketing. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

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

We also must make decisions regarding merchandise well in advance of the season in which it will be sold. If the demand for our merchandise is significantly different than we have projected, it could harm our business and operating results, either as a result of lost sales due to insufficient inventory or lower gross margin due to the need to mark down excess inventory.

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

If we fail to protect the security of personal information about our customers, we could be subject to costly government and industry enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our customers. If we experience a data security breach, we could be exposed to government and industry enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations.

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

Our operating results will be harmed if we are unable to improve our gross margin and increase our comparable store sales.

Our results depend, in part, upon the success of numerous initiatives that were recently implemented to improve our gross margin and improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. Fiscal 2006 was 53 weeks; therefore, to ensure a meaningful comparison, comparable store sales for fiscal 2006 were measured on a

53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis. In fiscal 2009, comparable store sales decreased by 7.1% from fiscal 2008 and fiscal 2008 sales decreased by 2.6% from fiscal 2007. Various factors affect both gross margin and comparable store sales, including:

•	the general retail sales environment,

•	our ability to source and distribute products efficiently,

•	changes in our merchandise mix,

•	competition,

•	current economic conditions,

•	the timing of release of new merchandise and promotional events,

•	the success of marketing programs, and

•	weather conditions.

These factors and others may cause our gross margin and comparable store sales to differ significantly from prior periods and from expectations. If we fail to meet the gross margin and comparable store sales expectations of investors and security analysts in one or more future periods, the price of our common stock could decline.

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business is dependent on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a stores’ operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate rent reductions to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics change, and the Company may choose to close an underperforming store before its lease expires and incur lease termination costs associated with that closing. The Company cannot give assurance that opening new stores or an increase in closings will result in greater profits.

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

The products we sell are procured from a wide variety of domestic and foreign suppliers and are distributed to our stores through distribution facilities in Stockton, California and Windsor, Virginia, as well as direct store delivery. Any significant interruption in our ability to source the products and the efficiency of distributing such products to our stores would harm our business and operating results.

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

Impact of natural disasters.

The occurrence of one or more natural disasters, including earthquakes (particularly in California where our Stockton distribution center is located and approximately 28.6% of our sales were generated in fiscal 2009) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

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

We have significant purchase obligations with suppliers outside of the United States. During fiscal 2009, approximately 3.8% of these purchases were settled in currencies other than the United States dollar, compared to approximately 3.4% of purchases in fiscal 2008. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

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

The Company makes certain estimates and projections with regards to individual store operations in connection with its impairment analyses for long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for Impairment or Disposal of Long Lived Assets.” An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s results of operations could be adversely affected.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the market price of our stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. Effective internal control is necessary for us to provide reliable financial reports. Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

Changes in our effective income tax rate could affect our results of operations.

Our effective income tax rate is influenced by a number of factors. Changes in the tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations and could have a material adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of April 6, 2010, the Company operated 263 stores in 30 states. The average selling space of a Cost Plus World Market store was approximately 15,700 square feet. The total average square footage of a Cost Plus World Market store was approximately 18,700 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	5	Idaho	2	Michigan	5	South Carolina	8
Arizona	15	Illinois	12	Missouri	5	South Dakota	1
California	70	Indiana	1	Montana	2	Tennessee	5
(Northern California	30)	Iowa	1	Nevada	5	Texas	31
(Southern California	40)	Kansas	2	New Mexico	3	Utah	2
Colorado	7	Kentucky	1	North Carolina	11	Virginia	9
Florida	14	Louisiana	6	Ohio	9	Washington	11
Georgia	6	Maryland	2	Oregon	7	Wisconsin	5

The Company leases land and buildings for 258 stores (of which 10 are capital leases) and leases land and owns the buildings for five stores. The Company currently leases its executive headquarters in Oakland, CA pursuant to a lease that expires in October 2013.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Stockton, CA on 55 acres of land. The distribution center has two separate but adjacent facilities under separate lease agreements, one of which is used primarily for furniture distribution and the other is primarily used for general merchandise distribution. The California distribution center is the Company’s primary distribution center for its stores in the western United States. The Company owned the property prior to leasing it. The initial term of the building lease expires April 30, 2026. The Company has two options to renew for five year terms each and one option to renew for a term of four years. Additionally, the Company has one time termination rights to terminate the leases on April 30, 2016 and July 31, 2017, respectively. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Windsor, VA on 82 acres of land. The Company owned the property prior to leasing it. The initial term of the lease expires December 21, 2026. The Company has the option to renew for four consecutive terms of five years each. Additionally, the Company has a one time termination right to terminate the lease on December 31, 2016. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet.

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

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages as of April 6, 2010 are as follows:

Name	Age	Position
Barry J. Feld	53	Chief Executive Officer, President and Director
Jane L. Baughman	43	Executive Vice President, Chief Financial Officer and Secretary
Joan S. Fujii	63	Executive Vice President, Human Resources
Jeffrey A. Turner	47	Executive Vice President, Operations and Chief Information Officer
Elizabeth J.A. Allen	43	Senior Vice President, Marketing
Carrie F. Crooker	50	Senior Vice President, Store Operations
Laura M. Sites-Reynolds	49	Senior Vice President, Inventory Management

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

Ms. Baughman is the Executive Vice President and Chief Financial Officer for Cost Plus, Inc. She is responsible for all of the Company’s financial activities including: Finance, Accounting, Treasury, Risk Management, Tax and Real Estate, and has more than 18 years of retail experience. Ms. Baughman joined Cost Plus in February 1996 as Manager of Merchandise Planning and has been promoted into positions of increasing responsibility including: Director of Financial Planning & Analysis, VP of Finance, Treasurer, and SVP Financial Operations prior to her appointment as EVP and Chief Financial Officer in September 2007. Ms. Baughman has also served as the Company’s Corporate Secretary since August 2001. Prior to joining the Company, Ms. Baughman served in various financial positions for The Nature Company and The Gap, Inc., and worked in investment banking as a financial analyst for Dillon Read & Co., Inc.

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

Mr. Turner joined the Company in September 2007 as Senior Vice President and Chief Information Officer. Effective March 2010, Mr. Turner was promoted to the position of Executive Vice President of Operations and Chief Information Officer. As EVP of Operations and Chief Information Officer, Mr. Turner is responsible for information technology, store operations, logistics and the distribution centers. Mr. Turner has 26 years of information technology experience, as well as 18 years of retail systems experience. Prior to joining the Company, Mr. Turner served as Senior Vice President and Chief Information Officer for Restoration Hardware from June 2004 to September 2007. Mr. Turner also held senior level information technology positions at Levi Strauss & Co. and Gap Inc. from 1991 to 2004. He served as the Vice President, Global and North America Development at Levi Strauss & Co. from August 2001 to February 2004, and he served from September 1991 to

July 2001 in a variety of roles at Gap Inc. culminating in the position of Vice President, Global Store Technology. Mr. Turner began his career in management consulting with Arthur Andersen in July 1984.

Ms. Allen joined the Company in September 2008 as Senior Vice President of Marketing. She has 20 years of consumer marketing expertise developed while working with high-profile brands, including Apple, Gap, LucasArts, Boston Market and Sprint, where she managed a broad range of functions: brand management, marketing communications, advertising and consumer insights. Ms. Allen also held leadership positions developing and executing integrated marketing strategies on global, national and regional levels. She began her career in advertising and worked for Foote, Cone & Belding and J. Walter Thompson in both San Francisco and New York. Most recently, she served as Vice President of Marketing for Gap from 2004 to 2007.

Ms. Crooker joined the Company in March 2003 as the Regional Director for the Western Region. In January of 2005, she was promoted to Vice President of Store Operations and, ultimately, assumed responsibility for both the Eastern and Western Regions in the Company. In August of 2007, she was promoted to Senior Vice President of Store Operations. Prior to coming to Cost Plus World Market, Ms. Crooker worked for Target Corporation for 16 years in a variety of Store Operations roles. These roles included Target’s expansion into central and northern California in the late 1980’s. Ms. Crooker has been focused on field operations during her career and her roles at Target included, but were not exclusive to, Store Team Leader and District Team Leader.

Ms. Sites-Reynolds joined the Company in March 2006 as Vice President, Supply Chain and Inventory Management. Effective March 2010, Ms. Sites-Reynolds was promoted to the position of Senior Vice President, Inventory Management. Ms. Sites-Reynolds is responsible for all of the Company’s inventory investment activities including merchandise planning, store allocation, and business analytics. Prior to joining Cost Plus World Market, Ms. Sites-Reynolds served from May 2000 to March 2006 as Vice President, Supply Chain and Inventory Management, at Design Within Reach, Inc. Ms. Sites-Reynolds has also worked for Gymboree, Ross Stores, and has served in other senior management positions related to inventory management in retail start-up and turnaround situations.

There are no family relationships among any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently traded on the Nasdaq Global Select Market under the symbol “CPWM.” The following table sets forth the high and low closing sales prices, for the periods indicated, as reported by the Nasdaq Global Select Market.

Fiscal Year Ended January 30, 2010

	Price Range
	High	Low
First Quarter	$2.03	$0.55
Second Quarter	2.03	1.29
Third Quarter	2.95	1.61
Fourth Quarter	2.10	0.98

Fiscal Year Ended January 31, 2009

	Price Range
	High	Low
First Quarter	$4.07	$2.76
Second Quarter	3.52	2.26
Third Quarter	2.50	1.05
Fourth Quarter	1.66	0.80

As of March 25, 2010, the Company had 44 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 3,800 beneficial shareholders as of that date.

Dividend Policy

As of January 30, 2010, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so. Certain provisions of the Company’s loan agreements restrict the ability of the Company to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2003, the Company announced a stock repurchase program that was approved by its Board of Directors to repurchase up to 500,000 shares of its common stock. The Company repurchased 425,500 shares in fiscal 2004 under the program. On November 18, 2004, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares resulting in a total of 1,074,500 shares available for repurchase under the program. No shares were repurchased under the program in fiscal 2009, 2008, 2007 and fiscal 2006. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from our proxy statement to be filed for our 2010 Annual Meeting of Shareholders. See Item 12 of this Annual Report on Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Retail Trade Index from January 31, 2005 through the fiscal year ended January 30, 2010. In preparing the graph it was assumed that: (i) $100 was invested on January 31, 2005 in our common stock at $26.23 per share (adjusted for stock splits), the Nasdaq Composite Index and the Nasdaq Retail Trade Index; and (ii) all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended or the Exchange Act that might incorporate future filings, in whole or in part, the following performance graph shall neither be incorporated by reference into any such filings nor be incorporated by reference into any future filings, except to the extent we specifically incorporate this information by reference.

*	$100 invested on 1/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	1/05	1/06	1/07	1/08	1/09	1/10
Cost Plus, Inc.	100.00	74.53	39.27	15.25	3.66	4.57
NASDAQ Composite	100.00	111.69	122.94	117.70	72.63	105.78
NASDAQ Retail Trade	100.00	106.90	102.73	99.06	61.05	107.14

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data1

(In thousands, except per share amounts and selected operating data)	Fiscal Year[2]
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$869,459	$950,913	$949,838	$962,315	$902,551
Cost of sales and occupancy	639,846	703,877	678,972	679,714	599,778

Gross profit	229,613	247,036	270,866	282,601	302,773
Selling, general and administrative expenses	271,622	314,467	303,161	293,333	262,547
Store closure costs	5,799	—	—	—	—
Store preopening expenses	238	3,228	3,270	5,303	6,611
Impairment of goodwill	—	—	—	4,178	—

Income (loss) from continuing operations, before interest and taxes	(48,046)	(70,659)	(35,565)	(20,213)	33,615
Net interest expense	11,206	12,840	11,613	7,126	5,143

Income (loss) from continuing operations before income taxes	(59,252)	(83,499)	(47,178)	(27,339)	28,472
Income tax (benefit) expense	(12,738)	758	34	(10,687)	9,379

Net income (loss) from continuing operations	(46,514)	(84,257)	(47,212)	(16,652)	19,093

Loss from discontinued operations, net of income tax	(16,805)	(18,411)	(8,288)	(5,884)	(2,504)

Net income (loss)	$(63,319)	$(102,668)	$(55,500)	$(22,536)	$16,589

Net income (loss) per share from continuing operations:
Basic	$(2.11)	$(3.82)	$(2.14)	$(0.75)	$0.86
Diluted	$(2.11)	$(3.82)	$(2.14)	$(0.75)	$0.86
Net loss per share from discontinued operations:
Basic	$(0.76)	$(0.83)	$(0.37)	$(0.27)	$(0.11)
Diluted	$(0.76)	$(0.83)	$(0.37)	$(0.27)	$(0.11)
Net income (loss) per share:
Basic	$(2.87)	$(4.65)	$(2.51)	$(1.02)	$0.75
Diluted	$(2.87)	$(4.65)	$(2.51)	$(1.02)	$0.75
Weighted average shares outstanding—basic	22,087	22,087	22,086	22,068	22,004
Weighted average shares outstanding—diluted	22,087	22,087	22,086	22,068	22,100

Selected Operating Data:
Percent of net sales:
Gross profit	26.4%	26.0%	28.5%	29.4%	33.5%
Selling, general and administrative expenses	31.2%	33.1%	31.9%	30.5%	29.1%
Income (loss) from continuing operations, before interest and taxes	(5.5)%	(7.4)%	(3.7)%	(2.1)%	3.7%
Number of stores:
Opened during period	2	15	15	24	35
Closed during period	30	17	4	4	5
Open at end of period	268	296	298	287	267
Average sales per selling square foot[3]	$201	$222	$223	$237	$247
Comparable store sales decrease[4]	(7.1)%	(2.6)%	(5.4)%	(3.3)%	(2.6)%

Balance Sheet Data (at period end):
Working capital	$101,097	$128,773	$161,129	$198,749	$188,463
Total assets	380,432	444,992	553,747	569,546	529,571
Long-term debt and capital lease obligations, less current portion	119,665	120,721	122,769	121,567	62,319
Total shareholders’ equity	74,043	136,209	237,519	291,459	310,395
Current ratio	1.91	2.11	2.03	2.73	2.60
Debt to equity ratio	229.5%	118.4%	60.2%	42.4%	22.3%

1.	The consolidated statements of operations for the fiscal years ended 2008, 2007, 2006 and 2005 have been revised to present certain components as discontinued operations (see Note 3 of notes to consolidated financial statements). Unless otherwise indicated, information presented in the Notes to the Consolidated Financial Statements relates only to the Company’s continuing operations.
2.	The Company’s fiscal year end is the Saturday closest to the end of January. Fiscal 2006 was 53 weeks and ended on February 3, 2007. All other fiscal years presented consisted of 52 weeks.
3.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
4.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. Comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of results of operations, financial condition, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. The fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) all included 52 weeks. The consolidated statements of operations for periods ended fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005 have been revised to present certain components as discontinued operations (see Note 3 of the notes to the consolidated financial statements). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. As of January 30, 2010, the Company operated 268 stores in 30 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

Net sales for fiscal 2009 decreased 8.6% to $869.5 million from $950.9 million for fiscal 2008, while comparable store sales for fiscal 2009 decreased 7.1% compared to a 2.6% decrease in fiscal 2008. The net loss in fiscal 2009 was $63.3 million, or $2.87 per diluted share, versus a net loss in fiscal 2008 of $102.7 million, or $4.65 per diluted share. Despite the 7.1% decrease in comparable store sales for fiscal 2009 the Company was able to decrease its net loss compared to last year by 38% during one of the toughest retail climates on record which was primarily achieved by tightly controlling expenses and inventory purchases.

The Company ended the year with $48.5 million in borrowings and $12.9 million in letters of credit outstanding under its asset-based credit facility compared to $38.5 million in borrowings and $13.5 million in letters of credit last year. The revolving credit facility is asset-based and expires in June 2012. At the end of fiscal 2009, inventory levels had declined 18.8% year-over-year. The reduction in inventory is the result of store closures, planned decreases in SKU (stock keeping unit) counts and lower weeks of supply.

While the Company has sufficient liquidity for the next 12 months we continue to explore alternate sources of capital for future expansion.

The Company opened two new stores and closed 30 stores during fiscal 2009 to end the year with 268 stores. The Company expects to close five stores and relocate one store in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales decreased $81.5 million, or 8.6%, to $869.5 million in fiscal 2009 from $950.9 million in fiscal 2008. The decrease in net sales was attributable to a decrease in comparable store sales and net sales related to the eight store closures in continuing operations. Comparable store sales decreased 7.1% compared to a decrease of 2.6% in 2008 due primarily to a lower average ticket and a relatively flat customer count. As of January 30, 2010, the calculation of comparable store sales included a base of 266 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales. As of January 30, 2010, the Company operated 268 stores compared to 296 stores as of January 31, 2009.

The Company classifies its sales into home furnishings and consumables product lines. Home furnishings were 59% of sales in fiscal 2009 compared to 61% in fiscal 2008 and consumables were 41% of sales in fiscal 2009 compared to 39% in fiscal 2008. The Company has grown its private label business, particularly in consumables, to compliment the branded gourmet food and wine products and to increase our customer’s shopping frequency. During fiscal 2009, the Company continued to maximize its consumables business which helped to offset lower sales in some of the higher price home categories, primarily furniture, thereby affecting the overall sales mix between home and consumables. The Company expects the shift in sales mix experienced in fiscal 2009 to remain relatively constant for the next 12 months or until there is some level of economic recovery.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, decreased $64.0 million, or 9.1%, to $639.8 million in fiscal 2009 compared to $703.9 million in fiscal 2008. As a percentage of net sales, total cost of sales and occupancy decreased 40 basis points to 73.6% in 2009 from 74.0% in 2008. Cost of sales for fiscal 2009 decreased 130 basis points largely due to the fact that fiscal 2008 included a $9.0 million charge to permanently write-down selected inventory to current retail value. Excluding the impact of this charge, cost of sales for fiscal 2009 decreased 40 basis points. Reductions in the cost of merchandise throughout the year were offset by promotional activity required to compete with aggressive discounting among other specialty retailers, particularly in the furniture category. Additionally, sales in consumables which have a lower margin rate continued to outperform home furnishings putting pressure on the overall margin rate. Occupancy as a percentage of net sales for the year increased 90 basis points as a result of the deleveraging of the costs on lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $42.8 million, or 13.6%, to $271.6 million in fiscal 2009 compared to $314.5 million in fiscal 2008. As a percentage of net sales, SG&A expenses for fiscal 2009 decreased 190 basis points to 31.2% in fiscal 2009 from 33.1% in fiscal 2008. The decrease in SG&A expenses for fiscal 2009 was the result of the Company’s cost-cutting initiatives, including store closures, which resulted in lower payroll, advertising and other controllable expenses. Another contributing factor was a decrease in the non-cash impairment charge taken in fiscal 2009 of $1.1 million to write-down property and equipment at the stores that will close in fiscal 2010 as well as other underperforming stores that are not planned to close, compared with the non-cash impairment charge of $1.9 million taken in fiscal 2008. Additionally, fiscal 2008 results include $2.8 million in costs incurred related to the Pier 1 Imports Inc. offer to acquire the Company.

Store Closure Costs Costs related to closing the eight stores closed in fiscal 2009 classified within continuing operations totaled $5.8 million for fiscal 2009. There were no store closure costs in fiscal 2008 relating to closed stores that were classified within continuing operations.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $0.2 million in fiscal 2009 compared to $3.2 million in fiscal 2008. The Company opened two stores in fiscal 2009 compared to 15 stores in fiscal 2008. Per store average preopening expense decreased in fiscal 2009 due to lower average occupancy costs incurred prior to the store opening date. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $11.2 million in fiscal 2009 compared to $12.8 million in fiscal 2008. Included in net interest expense is interest related to the distribution center lease obligations of $8.2 million and $8.3 million for fiscal 2009 and fiscal 2008, respectively. The decrease in net interest expense was primarily due to both a lower weighted average interest rate and lower borrowings on the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate for fiscal 2009 was a benefit of (16.7)%, compared to a provision of 0.7% in fiscal 2008. The Company recorded a receivable of $13.0 million in the fourth quarter for a carryback claim resulting from the Worker, Homeownership and Business Assistance Act of 2009 which was signed into law on November 6, 2009, and allowed taxpayers to elect to carryback net operating losses for additional periods. The Company’s effective tax rate for fiscal 2009 reduced for the refund benefit was 0.3%. For fiscal 2010, the Company expects that the effective tax rate will be consistent with the fiscal 2009 effective tax rate, reduced for the refund benefit. For fiscal 2009, the Company reserved against all net deferred tax assets. For more information, see Note 8 to our consolidated financial statements.

Fiscal 2008 Compared to Fiscal 2007

Net Sales Net sales increased $1.1 million, or 0.1%, to $950.9 million in fiscal 2008 from $949.8 million in fiscal 2007. The increase in net sales was attributable to an increase in non-comparable store sales, offset by a decrease in comparable store sales. Comparable store sales decreased 2.6% compared to a decrease of 5.4% in 2007. Comparable store sales decreased primarily as a result of a decrease in average ticket, partially offset by an increase in customer count. As of January 31, 2009, the calculation of comparable store sales included a base of 284 stores. As of January 31, 2009, the Company operated 296 stores compared to 298 stores as of February 2, 2008.

Home furnishings were 61% of sales and consumables were 39% of sales in fiscal 2008 and fiscal 2007.

Cost of Sales and Occupancy Cost of sales and occupancy increased $24.9 million, or 3.7%, to $703.9 million in 2008 compared to $679.0 million in 2007. As a percentage of net sales, total cost of sales and occupancy increased 250 basis points to 74.0% in 2008 from 71.5% in 2007. The 250 basis point increase was largely due to an increase in cost of sales of 190 basis points primarily from the $9.0 million charge to permanently write-down selected inventory to current retail value, early and deep discounts taken to sell-through the holiday assortment and a shift in mix as consumers trended toward the lowest cost options and bargain prices through the holiday season. Occupancy as a percentage of net sales for the year increased 60 basis points as a result of the deleveraging of the costs on lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $11.3 million, or 3.7%, to $314.51 million in fiscal 2008 compared to $303.2 million in fiscal 2007. As a percentage of net sales, SG&A expenses for fiscal 2008 increased 120 basis points to 33.1% in 2008 from 31.9% in fiscal 2007. The increase was largely due to a $1.9 million non-cash impairment charge to write-down property and equipment at the stores that closed during fiscal 2009 and certain other underperforming stores. Other contributing factors were decreased leverage on sales as a result of lower comparable store sales, costs incurred related to the Pier 1 Imports Inc. offer to acquire the Company in fiscal 2008 and an increase in store payroll expense that was largely due to higher health insurance and workers’ compensation expense. Advertising expense for the year was approximately flat compared to fiscal 2007 both in dollars and as a percentage of sales.

Store Preopening Expenses Store preopening expenses were $3.2 million in 2008 compared to $3.3 million in fiscal 2007. The Company opened 15 stores in both fiscal 2008 and in fiscal 2007. Per store average preopening expense decreased in fiscal 2008 due to lower average occupancy costs incurred prior to the store opening date.

Net Interest Expense Net interest expense was $12.8 million in fiscal 2008 compared to $11.6 million in fiscal 2007. The increase in net interest expense was primarily due to higher seasonal borrowings under the Company’s asset-based credit facility. Excluded from net interest expense is interest capitalized primarily related to distribution center projects which was $0 in fiscal year 2008 compared to $825,000 for fiscal year 2007 as the construction of the Company’s general merchandise facility in Stockton, California was completed in fiscal 2007.

Income Taxes The Company’s effective income tax rate for fiscal 2008 was a provision of 0.7%, compared to a benefit of 3.4% in fiscal 2007. The Company established a valuation allowance in both fiscal 2008 and fiscal 2007 on its net deferred tax assets. For more information, see Note 8 to our consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2009 was $2.6 million compared to $3.7 million at the end of fiscal 2008. The Company’s primary uses for cash are to provide working capital for operations, to service our obligations, to pay interest and principal on debt, and to fund capital expenditures. Historically, the Company has financed its operations primarily from cash generated from operations and seasonal borrowings under an asset-based credit facility.

Including fiscal 2009, the Company has experienced net losses each annual period since fiscal 2006. As of January 30, 2010, the Company had an accumulated deficit of $97.5 million. For fiscal 2009 and fiscal 2008, the Company was unable to generate cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. While the Company believes that its existing cash balance and borrowings under its asset-based credit facility will provide sufficient liquidity for the next 12 months, the Company continues to explore alternate sources of capital for future expansion. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued.

Cash Flows From Operating Activities Net cash used in operating activities totaled $5.3 million for fiscal 2009 versus $2.9 million in fiscal 2008. The increase in net cash used by operations was primarily due to an increase in income taxes receivable compared to a decrease in the prior year, a $9.0 million charge to permanently write-down selected inventory to current retail value in fiscal 2008, as well as less of a decrease in accounts payable year over year. The increase in income taxes receivable was related to a receivable that was recorded for a tax refund that was received in February 2010. The tax refund was related to the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law on November 6, 2009, that allows taxpayers to elect to carry back net operating losses for additional periods. The increase in net cash used by operations was largely reduced by a lower net loss in fiscal 2009.

Net cash used in operating activities totaled $2.9 million for fiscal 2008 versus net cash provided by operating activities of $5.0 million in fiscal 2007. The decrease in net cash provided by operations was primarily due to a higher net loss in fiscal 2008 and a reduction in accounts payable. This was partially offset by a reduction in inventory and other assets.

Cash Flows From Investing Activities Net cash used in investing activities totaled $3.5 million in fiscal 2009, a decrease of $11.4 million from fiscal 2008, largely due to decreased capital expenditures. In fiscal 2009, there was less spending related to information systems, visual merchandising and new store projects compared to fiscal 2008.

Net cash used in investing activities totaled $14.9 million in fiscal 2008, a decrease of $18.2 million from fiscal 2007 largely due to decreased capital expenditures. The construction of the Company’s general merchandise facility in Stockton, California was completed in fiscal 2007, resulting in no related spending during fiscal 2008 versus $10.7 million spent in fiscal 2007. Additionally, in fiscal 2008 there was less spending related to information systems, visual merchandising and new store projects compared to fiscal 2007.

The Company estimates that fiscal 2010 capital expenditures will approximate $4.0 million; including approximately $1.9 million for management information systems and distribution center projects and $2.1 million allocated to investments in existing stores and various other corporate projects. The Company expects to close five stores and relocate one store in fiscal 2010.

Cash Flows From Financing Activities Net cash provided by financing activities was $7.8 million for fiscal 2009 compared to $18.2 million in fiscal 2008. The Company had outstanding borrowings from its asset-based credit facility of $48.5 million at fiscal year end 2009 compared to $38.5 million at fiscal year end 2008. Principal payments on long-term debt related to the distribution center lease obligations were $802,000 compared to $775,000 in fiscal 2008. Principal payments on capital lease obligations were $1.4 million compared to $1.5 million in fiscal 2008.

Net cash provided by financing activities was $18.2 million for fiscal 2008 compared to $18.7 million in fiscal 2007. The Company had outstanding borrowings from its asset-based credit facility of $38.5 million at fiscal year end 2008 compared to $18.1 million at fiscal year end 2007. In fiscal 2008, there were no proceeds from long-term debt compared to proceeds from long-term debt last year of $39.6 million related to the sale-leaseback of the newly constructed general merchandise distribution facility in Stockton, California. Principal payments on long-term debt were $775,000 compared to $597,000 in fiscal 2007. In 2008, the Company did not receive any proceeds from the issuance of common stock in connection with the exercise of employee stock options compared to $16,000 received in fiscal 2007.

Revolving lines of Credit On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month asset-based credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured asset-based credit facility of up to $200.0 million. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidation value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the asset-based credit facility bears interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 30, 2010, the Company was in compliance with its loan covenant requirements, had $48.5 million in borrowings and $12.9 million in outstanding letters of credit, and had credit available under the Credit Agreement of $64.9 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of January 30, 2010:

Contractual Obligations (in millions) [1]	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amount Committed
Operating leases	$75.2	$182.6	$71.0	$53.2	$382.0
Capital leases (principal and interest)	1.8	4.3	2.0	6.5	14.6
Long-term debt—distribution center lease obligations	0.9	2.8	2.2	107.7	113.6
Merchandise letters of credit	4.9	—	—	—	4.9
Loan outstanding	—	48.5	—	—	48.5
Standby letters of credit[5]	8.0	—	—	—	8.0
Purchase obligations[2]	132.3	—	—	—	132.3
Severance payments[3]	0.4	—	—	—	0.4
Interest[4]	8.3	25.7	17.2	202.5	253.7

Total	$231.8	$263.9	$92.4	$369.9	$958.0

1.	This table excludes $0.6 million of liabilities for uncertain tax positions under ASC 740-10, “Income Taxes,” as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 30, 2010.
2.	As of January 30, 2010, the Company had approximately $132.3 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
3.	Payable to the Company’s former Senior Vice President of Merchandising and various individuals impacted by store closures.
4.	Represents interest expected to be paid on our deferred financing obligations related to the distribution centers.
5.	Represents workers’ compensation collateral requirement for claims.

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

Impact of New Accounting Standards

On February 3, 2008, the Company adopted ASC 820-10, “Fair Value Measurements.” ASC 820-10 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Additionally, on February 1, 2009, in accordance with ASC 820-10, the Company adopted the provisions of ASC 820-10 for all other nonfinancial assets and nonfinancial liabilities. Refer to Note 12 within this Annual Report on Form 10-K for additional information.

Additionally, in January 2010, FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which was launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, the Codification has not had any impact on the Company’s financial condition or results of operations.

Inflation

The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Quarterly Results and Seasonality

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	$184,260	$183,365	$181,878	$319,956
Gross profit	47,918	48,003	45,943	87,749
Net income/(loss) from continuing operations	(25,390)	(19,818)	(22,278)	20,972
Net income/(loss) from discontinued operations	(16,189)	(945)	221	108
Net income/(loss)	(41,579)	(20,763)	(22,057)	21,080
Net income/(loss) per weighted average share from continuing operations
Basic	$(1.15)	$(0.90)	$(1.01)	$0.95
Diluted	$(1.15)	$(0.90)	$(1.01)	$0.95
Net income/(loss) per weighted average share from discontinued operations
Basic	$(0.73)	$(0.04)	$0.01	$0.00
Diluted	$(0.73)	$(0.04)	$0.01	$0.00
Net income/(loss) per weighted average share
Basic	$(1.88)	$(0.94)	$(1.00)	$0.95
Diluted	$(1.88)	$(0.94)	$(1.00)	$0.95
Number of stores open at end of period	270	269	270	268

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	$201,880	$210,657	$202,957	$335,419
Gross profit	55,922	56,822	53,943	80,349
Net loss from continuing operations	(20,618)	(23,726)	(24,039)	(15,874)
Net loss from discontinued operations	(11,374)	(2,916)	(1,728)	(2,393)
Net loss	(31,992)	(26,642)	(25,767)	(18,267)
Net loss per weighted average share from continuing operations
Basic	$(0.93)	$(1.07)	$(1.09)	$(0.72)
Diluted	$(0.93)	$(1.07)	$(1.09)	$(0.72)
Net loss per weighted average share from discontinued operations
Basic	$(0.52)	$(0.14)	$(0.08)	$(0.11)
Diluted	$(0.52)	$(0.14)	$(0.08)	$(0.11)
Net loss per weighted average share
Basic	$(1.45)	$(1.21)	$(1.17)	$(0.83)
Diluted	$(1.45)	$(1.21)	$(1.17)	$(0.83)
Number of stores open at end of period	292	296	296	296

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

Critical Accounting Policies and Estimates

Cost Plus, Inc.’s and its subsidiaries’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates and assumptions include, but are not limited to, inventory values, fixed asset lives, intangible asset values, deferred income taxes, self-insurance reserves and the impact of contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The Company has also chosen certain accounting policies when options are available, including the retail inventory method of accounting for inventories. Operating results would be affected if other alternatives were used.

Although not all inclusive, the Company believes that the following represent the more critical estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.6 million at the end of fiscal 2009 and fiscal 2008 and $0.4 million at the end of fiscal 2007. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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

The Company assesses the likelihood that deferred tax assets will be realized in the future and records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. During fiscal 2008, the Company recorded a $41.7 million non-cash charge on its statement of operations to provide a full valuation allowance against its net deferred tax assets and during fiscal 2009, the Company increased the valuation allowance by $16.0 million. This is a non-cash charge that management felt was appropriate to record as the cumulative losses in recent years and the store closure activities met the prescribed criteria for taking an allowance under the provisions of ASC 740-10, “Income Taxes.” The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings and changes in the deferred tax valuation allowance.

The Company recognizes tax liabilities in accordance with the provisions of ASC 740-10, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of the assets and liabilities. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed in fiscal 2009, the Company recorded a $1.1 million non-cash charge for the write-down of property and equipment at the five stores that will close in fiscal 2010 and certain other underperforming stores.

The Company records the estimated future liability for any store closures where a lease obligation still exists; associated with the rental obligation on the date the store is closed in accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” in which the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During fiscal 2010, the Company expects to record a pre-tax charge of approximately $2.9 million related to the store closures consisting primarily of lease exit costs.

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

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on a variable interest rate and therefore is affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 82 basis points (a 10% change from the Company’s borrowing rate as of January 30, 2010), the Company’s results of operations and cash flows would not be materially affected. In the event of a default on the Company’s asset-based credit facility, the Company would be required to pay incremental interest at a rate of 2% on the outstanding loan balance.

Foreign Currency Risks Approximately 96.2% of purchase obligations outside of the United States of America into which the Company enters are settled in U.S. dollars; therefore, the Company has only minimal exposure to foreign currency exchange risks. The cost of products purchased in international markets can be affected by changes in foreign currency exchange rates and significant exchange rate changes could have a material impact on future product costs. The extent to which an increase in costs from foreign currency exchange rate changes will be able to be recovered in higher prices charged to customers is uncertain. The Company does not currently hedge against foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. We also have audited the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cost Plus, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

April 6, 2010

COST PLUS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,602	$3,707
Merchandise inventories, net	177,203	218,105
Income taxes receivable	13,144	352
Other current assets	18,891	23,094

Total current assets	211,840	245,258
Property and equipment, net	164,576	195,018
Other assets, net	4,016	4,716

Total assets	$380,432	$444,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,141	$75,163
Accrued compensation	11,841	12,819
Accrued store closure and lease exit costs	10,220	3,110
Current portion of long-term debt	874	823
Other current liabilities	21,667	24,570

Total current liabilities	110,743	116,485
Long-term portion of revolving line of credit	48,500	38,500
Capital lease obligations	6,930	7,133
Long-term debt—distribution center lease obligations	112,735	113,588
Other long-term obligations	27,481	33,077
Commitments and contingencies (See Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113 and 22,087,113 shares	221	221
Additional paid-in capital	171,304	170,151
Accumulated deficit	(97,482)	(34,163)

Total shareholders’ equity	74,043	136,209

Total liabilities and shareholders’ equity	$380,432	$444,992

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$869,459	$950,913	$949,838
Cost of sales and occupancy	639,846	703,877	678,972

Gross profit	229,613	247,036	270,866
Selling, general and administrative expenses	271,622	314,467	303,161
Store closure costs	5,799	—	—
Store preopening expenses	238	3,228	3,270

Loss from continuing operations, before interest and taxes	(48,046)	(70,659)	(35,565)
Net interest expense	11,206	12,840	11,613

Loss from continuing operations before income taxes	(59,252)	(83,499)	(47,178)

Income tax provision (benefit)	(12,738)	758	34

Net loss from continuing operations	(46,514)	(84,257)	(47,212)

Loss from discontinued operations	(16,805)	(18,411)	(8,288)

Net loss	$(63,319)	$(102,668)	$(55,500)
Net loss per weighted average share from continuing operations:
Basic	$(2.11)	$(3.82)	$(2.14)
Diluted	$(2.11)	$(3.82)	$(2.14)
Net loss per weighted average share from discontinued operations:
Basic	$(0.76)	$(0.83)	$(0.37)
Diluted	$(0.76)	$(0.83)	$(0.37)
Net loss per weighted average share:
Basic	$(2.87)	$(4.65)	$(2.51)
Diluted	$(2.87)	$(4.65)	$(2.51)
Weighted average shares outstanding—basic	22,087	22,087	22,086
Weighted average shares outstanding—diluted	22,087	22,087	22,086

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated deficit)	Total Shareholders’ Equity	Comprehensive Loss
(In thousands, except shares)	Shares	Amount
Balance at February 3, 2007	22,084,239	$220	$167,019	$124,220	$291,459
Net loss				(55,500)	(55,500)	$(55,500)
Exercise of common stock options	2,874	1	16		17
Share-based compensation			1,755		1,755
Tax effect of disqualifying common stock dispositions			3		3
Cumulative effect of accounting change (Note 1)				(215)	(215)

Comprehensive loss						$(55,500)

Balance at February 2, 2008	22,087,113	$221	$168,793	$68,505	$237,519
Net loss				(102,668)	(102,668)	$(102,668)
Share-based compensation			1,358		1,358

Comprehensive loss						$(102,668)

Balance at January 31, 2009	22,087,113	$221	$170,151	$(34,163)	$136,209
Net loss				(63,319)	(63,319)	$(63,319)
Share-based compensation			1,153		1,153

Comprehensive loss						$(63,319)

Balance at January 30, 2010	22,087,113	$221	$171,304	$(97,482)	$74,043

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Cash Flows From Operating Activities:
Net loss	$(63,319)	$(102,668)	$(55,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,573	34,508	36,612
Permanent inventory write-down	—	9,000	—
Tax effect of disqualifying common stock dispositions	—	—	3
Share-based compensation expense	1,153	1,358	1,755
Loss on asset disposal	516	2,048	92
Deferred income taxes	—	1,963	11,072
Impairment of property and equipment	1,142	3,901	2,251
Changes in assets and liabilities:
Merchandise inventories	40,902	45,750	(8,799)
Income taxes	(12,792)	15,203	(11,650)
Other assets	4,866	967	4,027
Accounts payable	(8,449)	(17,513)	29,026
Other liabilities	2,075	2,594	(3,903)

Net cash provided by (used in) operating activities	(5,333)	(2,889)	4,986

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,553)	(14,933)	(33,097)
Proceeds from sale of property and equipment	8	34	36

Net cash used in investing activities	(3,545)	(14,899)	(33,061)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit (see Note 1)	293,026	294,516	267,637
Payments under revolving line of credit (see Note 1)	(283,026)	(274,076)	(249,577)
Proceeds from long-term debt	—	—	39,586
Pay-down of long-term debt	—	—	(36,000)
Principal payments on long-term debt - distribution center lease obligations	(802)	(775)	(597)
Debt issuance costs	—	—	(781)
Principal payments on capital lease obligations	(1,425)	(1,453)	(1,623)
Proceeds from the issuance of common stock	—	—	16

Net cash provided by financing activities	7,773	18,212	18,661

Net increase/(decrease) in cash and cash equivalents	(1,105)	424	(9,414)

Cash and Cash Equivalents:
Beginning of period	3,707	3,283	12,697

End of period	$2,602	$3,707	$3,283

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,271	$12,287	$11,595

Cash paid (received) for income taxes	$136	$(15,567)	$(2,304)

Non-Cash Financing and Investing:
Capital lease obligations entered into	$860	$—	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At January 30, 2010, the Company operated 268 stores in 30 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee, tea and bottled water. The Company accounts for its operations as one operating segment and operates one store format.

The Company classifies its sales into home furnishings and consumables product lines. Sales in each category for the prior three fiscal years were as follows:

	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Home Furnishings	$519,074	$619,090	$627,953
Consumables	355,959	390,058	394,206

Total	875,033	1,009,148	1,022,159

Less: Net sales from discontinued operations	(7,495)	(59,680)	(74,059)
Add: Deferred sales, shipping revenue, furniture assembly revenue, drop ship revenue and returns allowance	1,921	1,445	1,738

Net sales from continuing operations	$869,459	$950,913	$949,838

Liquidity Including fiscal 2009, the Company has experienced net losses each annual period since fiscal 2006. As of January 30, 2010, the Company had an accumulated deficit of $97.5 million. For fiscal 2009 and fiscal 2008, the Company was unable to generate cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. While the Company believes that its existing cash balance and borrowings under its asset-based credit facility will provide sufficient liquidity for the next 12 months, the Company continues to explore alternate sources of capital for future expansion. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued.

Financing Activities Cash Flow Presentation During fiscal 2009, the Company determined that the borrowings and payments under its revolving line of credit should be presented on a gross basis, not a net basis, within the financing activities section of the consolidated statement of cash flows. Accordingly, the Company has restated the fiscal 2008 and fiscal 2007 consolidated statement of cash flows to reflect borrowings on the revolving line of credit on a gross basis.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007). All fiscal years presented consist of 52 weeks.

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

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store specific are evaluated at a consolidated entity level. Based on the impairment tests performed in fiscal 2009, the Company recorded a $1.1 million non-cash charge for the write-down of property and equipment at the five stores that will close in fiscal 2010 and certain other underperforming stores. At January 30, 2010, the gross carrying value of intangible assets subject to amortization was $1.6 million with accumulated amortization of $1.1 million. Amortization expense related to these assets, primarily lease rights, totaled approximately $37,000 in fiscal 2009, $45,000 in fiscal 2008, and $48,000 in fiscal

2007. The Company expects amortization expense for the existing intangible assets will be approximately $37,000 for fiscal 2010, and approximately $37,000, $36,000, $36,000 and $36,000 for fiscal 2011, 2012, 2013 and 2014, respectively.

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

Workers’ compensation and general liability insurance: The Company retains losses on individual claims up to a maximum of $300,000 for both workers’ compensation and general liability insurance. The Company has a combined workers’ compensation and general liability insurance aggregate limit of $7.4 million.

Property insurance: The Company maintains a $250,000 deductible for each submitted claim.

Health insurance: The Company has a stop loss provision per claim of $325,000, and an aggregate of $11.9 million.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. The cumulative net excess of recorded rent expense over lease payments made in the amount of $26.9 million and $32.5 million is reflected in other long-term obligations on the consolidated balance sheets as of January 30, 2010 and January 31, 2009, respectively.

Share-Based Compensation As of January 30, 2010, the Company had stock options and awards outstanding under three share-based compensation plans, which are described more fully in Note 9. The Company accounts for share-based compensation arrangements in accordance with ASC 718-10, “Share-Based Payment.” Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the period includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Compensation expense for all share-based payment awards granted prior to January 29, 2006 will continue to be recognized based on the multiple option approach (accelerated method) and compensation expense for all share-based payment awards granted subsequent to January 28, 2006 will be recognized using the straight-line method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized share-based compensation expense of $1.2 million in fiscal 2009 compared to $1.4 million in fiscal 2008. Share-based compensation expense is included as a component of selling, general and administrative expenses. At year end, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during fiscal 2009, 2008, and 2007:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Expected dividend rate	—	—	—
Volatility	83.3%	55.9%	41.0%
Risk-free interest rate	1.8%	2.4%	4.5%
Expected lives (years)	4.5	4.8	4.8

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has adopted the simplified method in determining expected life for its stock option awards. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the estimated time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.6 million at the end of fiscal 2009 and fiscal 2008 and $0.4 million at the end of fiscal 2007. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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

Vendor Credits and Rebates The Company’s policy is to recognize vendor credits and rebates in accordance with the provisions of the ASC 605-50, “Customer Payments and Incentives.” Markdown allowances are recognized as a credit to cost of sales upon the later of sale of the individual units or receipt of the markdown allowance. Once granted, the Company recognizes volume rebates ratably over the period rebates are earned unless they are not reasonably estimable, in which case they are recognized when the milestones are achieved. Only when achievement of the rebate appears probable does the Company recognize the credit over the milestone period. The rebates are recognized as a credit to cost of sales. Allowances from vendors for items such as shipping delays and defective merchandise are recognized as a credit to cost of sales as the related specific merchandise is sold or marked out of stock.

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

Advertising Expense Advertising costs, which include newspaper, radio, and other media advertising, are expensed as incurred or at the point of first broadcast or distribution. For fiscal 2009, 2008 and 2007, advertising costs were $51.6 million, $59.0 million and $58.1 million, respectively.

Store Closure Costs Costs related to closing the eight stores closed in fiscal 2009 classified within continuing operations totaled $5.8 million for fiscal 2009. There were no store closure costs in fiscal 2008 relating to closed stores that were classified within continuing operations.

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

Income Taxes The Company accounts for income taxes in accordance with the provisions of ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The recording of the net deferred tax asset assumes the realization of such assets in the future; otherwise a valuation allowance must be recorded to reduce the assets to its net realizable value. The Company considers future pre-tax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. The Company has recorded a full valuation allowance for fiscal years 2009 and 2008.

On February 4, 2007, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. This accounting guidance requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. See Note 8 to the consolidated financial statements for further disclosure.

Comprehensive Income Comprehensive income consists of net income for all periods presented.

Net Income per Share Earnings Per Share is to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised into common stock.

The following is a reconciliation of the weighted-average number of shares used in the Company’s basic and diluted per share computations:

	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Basic shares	22,087	22,087	22,086
Effect of dilutive stock options	—	—	—

Diluted shares	22,087	22,087	22,086

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008 there were anti-dilutive options of 3,129,007; 3,113,068 and 2,258,303, respectively.

New Accounting Pronouncements On February 3, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements.” ASC 820-10 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement did not require any new fair value measurements. Additionally, on February 1, 2009, in accordance with ASC 820-10, the Company adopted the provisions of ASC 820-10 for all other nonfinancial assets and nonfinancial liabilities. Refer to Note 12 for additional information.

Additionally, in January 2010, FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, the Codification did not have any impact on the Company’s financial condition or results of operations.

Note 2. Continuing Operations Store Closure Activities

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; eight of these stores are classified within continuing operations. All eight stores classified within continuing operations were closed during the first quarter of fiscal 2009 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. Additionally, in January 2010, the Board approved a plan for the Company to close five of its existing stores, all of which are classified within continuing operations. All five stores will close during the first quarter of fiscal 2010.

The costs associated with closing the stores were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” in which the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During fiscal 2009, the costs related to closing the eight stores classified within continued operations totaled $5.8 million, consisting primarily of estimated lease exit costs net of estimated sublease income. There were no store closure costs in fiscal 2008 relating to closed stores that were classified within continuing operations.

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

Following is a summary of the reserve for store closures in continuing operations, which is included in accrued store closure and lease exit costs as of January 30, 2010 (in thousands):

Balance at January 31, 2009	$—
Lease exit costs, net of estimated sublease income	4,804
Severance and closure costs	992
Payments for leases and settlements	(2,151)
Payments for severance and closure costs	(875)

Balance at January 30, 2010	$2,770

Note 3. Discontinued Operations

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of finalizing any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. The loss from discontinued operations also includes the adjustment of estimated lease exit costs net of estimated sublease income resulting from the settlement of lease buy-outs related to the 13 stores that were closed in the first quarter of fiscal 2008.

The 18 stores closed in the first quarter of fiscal 2009 and the 13 stores closed in the first quarter of fiscal 2008 are reported as discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements—Discontinued Operations,” which requires the Company to report the results of operations of a component of an entity that either has been disposed of or is classified as held for sale, in discontinued operations. As such, both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations” and were approximately $16.1 million for fiscal 2009 and $13.4 million for fiscal 2008. The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. At the end of each quarter, the Company evaluates the remaining accrual balance to ensure its adequacy.

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

Results from discontinued operations were as follows:

(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Store sales	$7,495	$59,680	$74,059
Costs and expenses:
Cost of store sales and occupancy	5,723	45,966	57,625
Operating and administrative expenses[1]	3,977	19,629	26,701
Lease exit costs, net of estimated sublease income[1]	14,040	11,917	—
Severance and shutdown costs[1]	560	579	—

Loss before income taxes	(16,805)	(18,411)	(10,267)

Income tax benefit	—	—	1,979

Loss from discontinued operations, net of tax	$(16,805)	$(18,411)	$(8,288)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $16.1 million for fiscal 2009 and $13.4 million for fiscal 2008. For purposes of the table above, $1.5 million and $0.9 million of the costs associated with store exit activities for fiscal 2009 and 2008, respectively, were included in operating and administrative expenses, as these costs related primarily to consulting and administrative services to close the stores.

Following is a summary of the reserve for store closures in discontinued operations, which is included in accrued store closure and lease exit costs as of January 30, 2010 and January 31, 2009, respectively (in thousands):

	January 30, 2010	January 31, 2009
Beginning Balance	$3,110	$—
Lease exit costs, net of estimated sublease income	14,040	11,930
Severance and closure costs	560	579
Payments for leases and settlements	(9,700)	(8,820)
Payments for severance and closure costs	(560)	(579)

Ending Balance	$7,450	$3,110

Note 4. Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 30, 2010	January 31, 2009
Building and leasehold improvements	$99,251	$112,656
Facilities and land subject to sale and leaseback	115,025	115,013
Furniture, fixtures, equipment and software	132,133	144,288
Facilities under capital leases	15,907	21,734

Total	362,316	393,691
Less accumulated depreciation and amortization	(197,740)	(198,673)

Property and equipment, net	$164,576	$195,018

Note 5. Other Assets

Other assets consist of the following:

(In thousands)	January 30, 2010	January 31, 2009
Lease rights and interests	$1,556	$1,556
Other intangibles	1,829	1,926
Prepaid rent	2,581	2,581
Other	2,127	2,383

Total	8,093	8,446
Less accumulated amortization	(4,077)	(3,730)

Other assets, net	$4,016	$4,716

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

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at January 30, 2010 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total[1]
Fiscal year:
2010	$1,750	$75,222	$76,972
2011	1,642	68,939	70,581
2012	1,457	61,082	62,539
2013	1,224	52,560	53,784
2014	1,029	41,414	42,443
Thereafter through the year 2040	7,537	82,764	90,301

Minimum lease commitments	14,639	$381,981	$396,620

Less amount representing interest	(6,813)

Present value of capital lease obligations	7,826
Less current portion[2]	(896)

Long-term portion[3]	$6,930

1.	This table does not include the financial obligations for the California or Virginia distribution centers. See Note 7 for more information.
2.	The current portion of capital lease obligations is included in other current liabilities on the Company’s consolidated balance sheet.
3.	The long-term portion of capital lease obligations is included in capital lease obligations on the Company’s consolidated balance sheet.

Interest expense related to capital leases was $0.9 million, $1.0 million, and $1.1 million for fiscal 2009, 2008, and 2007, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Operating leases:
Minimum rental expense	$78,435	$81,222	$76,538
Contingent rental expense	297	90	87
Less sublease rental income	(407)	(329)	(347)

Total	$78,325	$80,983	$76,278

Capital leases—contingent rental expense	$1,463	$1,459	$1,626

Total minimum rental income to be received from non-cancelable sublease agreements through 2012 is approximately $1.1 million as of January 30, 2010.

Note 7. Long-term Debt and Revolving Lines of Credit

The Company’s long-term debt as of January 30, 2010 and January 31, 2009 is summarized as follows:

(In thousands)	January 30, 2010	January 31, 2009
Obligations under sale and leaseback:
California distribution centers	$62,073	$62,642
Virginia distribution center	51,536	51,769

Total long-term debt—distribution center lease obligations	113,609	114,411

Less current portion	(874)	(823)

Long-term debt—distribution center lease obligations, net	$112,735	$113,588

Total long-term debt—distribution center lease obligations matures as follows:

(In thousands)	Long-term debt – distribution center lease obligations
Fiscal year:
2010	$874
2011	885
2012	929
2013	992
2014	1,060
Thereafter through the year 2046	108,869

Total long-term debt—distribution center lease obligations	$113,609

On April 7, 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust (“Inland-A”). In connection with the transaction, the Company sold its Stockton, California distribution center property to Inland-A for net proceeds of $29.8 million. The property sold consisted of a 500,000 square foot building located on approximately 55 acres. At the closing on April 7, 2006, the Company entered into a lease agreement and a subground lease agreement with Inland-A to lease the property back. The Company used a portion of the proceeds from the sale of the property to retire $18.2 million of long-term debt related to the Company’s purchase of the property, and the remaining proceeds were used for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $29.8 million, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. On July 31, 2007, the Company entered into a new lease agreement, as described below, and as a result approximately $4.0 million of outstanding long-term debt was transferred to the new lease agreement and is being amortized thereunder. As of January 30, 2010 the balance of the financing obligation was $24.7 million and was included on the Company’s consolidated balance sheet as long-term debt.

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

The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $34.3 million, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of January 30, 2010, the balance of the financing obligation was approximately $37.3 million and was included on the Company’s consolidated balance sheet as long-term debt.

On December 21, 2006, the Company entered into a sale-leaseback transaction with Inland-A, in which the Company sold its Windsor, Virginia distribution center property to Inland-A for net proceeds of $52.3 million. The property sold consisted of a 1,000,000 square foot building located on approximately 82 acres. At the closing on December 21, 2006, the Company entered into a lease agreement with Inland-A to lease the property back. The Company used a portion of the net proceeds from the sale to pay-off the long-term debt of $34.1 million related to the Company’s purchase of the property, and used the remaining proceeds for other business purposes. The Company accounted for the transaction as a financing whereby the net book value of the asset remains on the Company’s consolidated balance sheet. The Company also recorded a financing obligation in the amount of approximately $52.3 million, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of January 30, 2010, the balance of the financing obligation was $51.5 million and was included on the Company’s consolidated balance sheet as long-term debt.

On June 25, 2007, the Company entered into a secured five-year revolving credit agreement (the “Credit Agreement”) with a group of banks that terminated and replaced its existing five-year line of credit agreement and its existing 18-month asset-based credit facility. The Credit Agreement allows for cash borrowings and letters of credit under a secured asset-based credit facility of up to $200.0 million. The amount available for borrowing at any time will be limited by a stated percentage of the aggregate amount of the liquidation value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned and hereafter-acquired by the Company. Interest will be paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company, with the entire balance payable on June 25, 2012. Borrowings pursuant to the asset-based credit facility will bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Excess Availability, as defined in the Credit Agreement. In addition, the Company will pay a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase its outstanding common stock, change its business, enter into transactions with affiliates, and dispose of assets including closing stores. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Average Excess Availability is 15% or less of the borrowing capacity under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of

January 30, 2010, the Company was in compliance with its loan covenant requirements, had $48.5 million in borrowings and $12.9 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $64.9 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at January 30, 2010 and at January 31, 2009 consisted of the following (in millions):

	January 30, 2010	January 31, 2009
Account receivable availability	$6.0	$8.0
Inventory availability	130.0	153.3
Less: reserves	(9.7)	(10.0)

Total borrowing base	$126.3	$151.3

The aggregate borrowing base is reduced by the following obligations (in millions):
Ending loan balance	$48.5	$38.5
Outstanding letters of credit	12.9	13.5

Total obligations	$61.4	$52.0

The availability at January 30, 2010 and at January 31, 2009 was (in millions):
Total borrowing base	$126.3	$151.3
Less: obligations	(61.4)	(52.0)

Total availability	$64.9	$99.3

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Current:
Federal	$(12,981)	$(848)	$(8,341)
State	243	(357)	422

Total current	(12,738)	(1,205)	(7,919)

Deferred:
Federal	—	1,963	(3,905)
State	—	—	9,879

Total deferred	—	1,963	5,974

Provision (benefit) for income taxes	$(12,738)	$758	$(1,945)
Components of income tax provision (benefit):
Continuing operations	$(12,738)	$758	$34
Discontinued operations	—	—	(1,979)

	$(12,738)	$758	$(1,945)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes (net of U.S. federal income tax benefit)	(3.0)	(3.9)	(2.4)
Benefit of wage and other tax credits	—	—	(0.6)
Non-deductible expenses	0.1	0.1	0.3
Other	0.2	(0.6)	(0.6)
Valuation allowance	21.0	40.1	34.9

Effective income tax rate	(16.7)%	0.7%	(3.4)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
(In thousands)	January 30, 2010		January 31, 2009		February 2, 2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Capitalized inventory costs	$—	$1,943	$—	$5,429	$—	$8,549
Trade discounts	—	1,506	—	954	—	536
Prepaid expenses	—	751	—	752	—	769
Deferred rent	11,164	—	13,155	—	15,100	—
Capital leases and facilities and land subject to sale and leaseback	48,159	—	48,579	—	48,669	—
Lease rights	—	199	—	216	—	234
Depreciation	—	38,787	—	43,776	—	47,548
Deferred compensation	—	—	—	—	(1)	—
Credit and net operating loss carryforwards	58,446	—	47,437	—	16,293	—
Deductible reserves and other	10,835	—	9,989	—	4,412	—
State taxes	—	7,653	—	6,229	—	4,783

Subtotal	128,604	50,839	119,160	57,356	84,473	62,419
Valuation allowance	(77,765)	—	(61,804)	—	(20,092)	—

Total	$50,839	$50,839	$57,356	$57,356	$64,381	$62,419

At January 30, 2010, and at January 31, 2009, the Company had California state enterprise zone credit carryforwards of $8.2 million which have no expiration date but require taxable income in the enterprise zone to be realizable. The Company also had federal net operating loss carryforwards (tax effected) of $40.5 million and $31.1 million, respectively. The federal net operating loss will begin expiring in 2028. State net operating loss carryforwards (tax effected) of $10.8 million at January 30, 2010 and $7.3 million at January 31, 2009 will expire between 2012 and 2030.

Significant management judgment is required to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized. In fiscal year 2007, the Company established a valuation allowance of $20.1 million against its deferred tax assets. In fiscal years 2009 and 2008, the valuation allowance was increased by $16.0 million and $41.7 million, respectively. The valuation allowance is subject to adjustment based on the Company’s assessment of its future taxable income and may be wholly or partially reversed in future years.

On February 4, 2007, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. This accounting guidance requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognized a cumulative-effect adjustment of $215,000 as an increase to its liability for unrecognized tax benefits, interest and penalties and a reduction of the February 4, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Unrecognized tax benefits—beginning balance	$2,053	$2,024	$3,043
Gross increases/(decreases) for tax positions of prior years	211	868	(771)
Gross increases/(decreases) for tax positions of current year	(45)	46	—
Settlements	—	—	(183)
Lapse of statute of limitations	(292)	(885)	(65)

Unrecognized tax benefits—ending balance	$1,927	$2,053	$2,024

At January 30, 2010, January 31, 2009 and February 2, 2008, the Company had $1.9 million, $2.1 million and $2.0 million, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $316,000, $338,000 and $555,000 respectively, on the Company’s income tax provision. At January 30, 2010, it is reasonably possible that the total amounts of unrecognized tax benefits would decrease by $559,000 within the next twelve months due to the expiration of statutes of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 30, 2010, the Company had accrued $177,000 and $6,000, at January 31, 2009, the Company had accrued $168,000 and $6,000 and at February 2, 2008 the Company had accrued $420,000 and $15,000 for potential payment of interest and penalties, respectively.

As of January 30, 2010, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for the tax years 2004 and forward.

Note 9. Equity and Stock Compensation Plans

Shareholder Rights Plan Each outstanding share of common stock has a Preferred Share Purchase Right (expiring on June 30, 2013) that is exercisable only upon the occurrence of certain change in control events.

Options As of January 30, 2010, the Company had options outstanding under three stock option plans; the 1995 Stock Option Plan (“1995 Plan”), the 2004 Stock Plan (“2004 Plan”), and the 1996 Director Stock Option Plan (“Director Option Plan”).

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

The 2004 Plan was approved by the Board of Directors and shareholders in fiscal 2004 and was last amended by the shareholders in June 2009. The 2004 Stock Plan permits the granting of up to 4,300,000 shares. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The number of shares of common stock available for issuance under the 2004 Plan increased by 1,000,000 in 2006 and 1,500,000 in 2009. All increases were approved by the Board of Directors and shareholders and are included in the share count above. Options are exercisable over a maximum term of ten years and vest as determined by the Board of Directors. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

The Director Option Plan was approved by the Board of Directors and shareholders in fiscal 1996, and was last amended by the shareholders in June 2009. The 1996 Director Option Plan permits the granting of options for up to 1,003,675 shares of common stock to non-employee directors at fair market value as of the date of grant. Options are exercisable over a maximum term of ten years and vest as determined by the Board of Directors. The number of shares of common stock reserved for issuance under the Director Option Plan increased by 150,000 in 2002, 100,000 in 2004, 200,000 in 2006 and 300,000 in 2009. All increases were approved by the Board of Directors and shareholders and are included in the share count above. As of January 30, 2010 there were 2,536,831 shares of commons stock available for future grant under the Company’s stock plans.

A summary of activity under the Company’s option plans is set forth below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, February 3, 2007	2,178,962	$23.49
Granted (Weighted average fair value per option granted of $3.54)	463,000	8.52
Exercised	(2,250)	7.00
Cancelled or expired	(381,409)	20.40

Outstanding, February 2, 2008	2,258,303	$20.96
Granted (Weighted average fair value per option granted of $1.67)	1,059,500	3.39
Cancelled or expired	(204,735)	14.26

Outstanding, January 31, 2009	3,113,068	$15.48
Granted (Weighted average fair value per option granted of $0.57)	752,000	0.90
Cancelled or expired	(736,061)	14.81

Outstanding, January 30, 2010	3,129,007	$12.06	4.1	$198.1

Vested or expected to vest, January 30, 2010	2,675,145	$13.51	3.9	$145.7
Exercisable, January 30, 2010	1,708,382	$19.29	3.0	$1.6

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price. There were no stock options exercised during fiscal 2009.

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for stock options both outstanding and exercisable as of January 30, 2010:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding	Remaining Life (Yrs.)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.00 – $ 3.00	740,500	6.1	$0.94	65,500	$1.20
3.01 – 4.00	741,125	5.0	3.61	199,125	3.61
4.01 – 5.00	66,000	4.6	4.21	33,000	4.21
8.00 – 10.00	264,250	4.0	9.38	141,500	9.38
10.01 – 15.00	15,000	2.3	10.75	15,000	10.75
15.01 – 25.00	857,232	2.4	19.87	809,357	19.92
25.01 – 38.50	444,900	2.9	32.40	444,900	32.40

$ 0.00 – $ 38.50	3,129,007	4.1	$12.06	1,708,382	$19.29

Note 10. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. During fiscal 2009, participants could contribute the lesser of 60% of their annual base salary or $16,500, and participants age 50 or older could contribute an additional catch-up deferral amount of up to $5,500 per year. Effective January 1, 2010, participants could contribute a maximum of $16,500, and participants age 50 or older could contribute an additional catch-up deferral amount of up to $5,500 per year. Additionally, effective March 1, 2010, the Company set a 3% deferral limit on the 401(k) plan for Highly Compensated Employees (an employee who in the preceding year (look-back year) had compensation in excess of $110,000 as indexed (IRC Section 414(q)(3)). Effective March 1, 2006, the Company matched 100% of employee contributions up to the first 3% of base salary and matched 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. On March 1, 2006 the Company revised its plan so that all unvested and current contributions made on behalf of the employee were immediately 100% vested. Effective March 1, 2009, the Company suspended the employer matching. The Company contributed approximately $116,000 in fiscal 2009, $1,640,000 in fiscal 2008 and $1,591,000 in fiscal 2007.

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

ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes inputs used in measuring fair value. The tiers include:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value of impaired long-lived assets and the initial estimates of store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market where the store is located and, when necessary, uses real estate brokers.

During fiscal 2009, the Company recorded a $0.8 million non-cash impairment charge for the write-down of store assets to a fair value of $0 in four underperforming stores compared to a $1.1 million non-cash impairment charge for the write-down of store assets to a fair value of $0 in nine underperforming stores during fiscal 2008. There were no impairments related to financial assets during fiscal 2009 or fiscal 2008.

Note 13. Quarterly Information (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	$184,260	$183,365	$181,878	$319,956
Gross profit	47,918	48,003	45,943	87,749
Net income/(loss) from continuing operations	(25,390)	(19,818)	(22,278)	20,972
Net income/(loss) from discontinued operations	(16,189)	(945)	221	108
Net income/(loss)	(41,579)	(20,763)	(22,057)	21,080
Net income/(loss) per weighted average share from continuing operations
Basic	$(1.15)	$(0.90)	$(1.01)	$0.95
Diluted	$(1.15)	$(0.90)	$(1.01)	$0.95
Net income/(loss) per weighted average share from discontinued operations
Basic	$(0.73)	$(0.04)	$0.01	$0.00
Diluted	$(0.73)	$(0.04)	$0.01	$0.00
Net income/(loss) per weighted average share
Basic	$(1.88)	$(0.94)	$(1.00)	$0.95
Diluted	$(1.88)	$(0.94)	$(1.00)	$0.95

	Fiscal Quarters Ended
(In thousands, except per share data)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	$201,880	$210,657	$202,957	$335,419
Gross profit	55,922	56,822	53,943	80,349
Net loss from continuing operations	(20,618)	(23,726)	(24,039)	(15,874)
Net loss from discontinued operations	(11,374)	(2,916)	(1,728)	(2,393)
Net loss	(31,992)	(26,642)	(25,767)	(18,267)
Net loss per weighted average share from continuing operations
Basic	$(0.93)	$(1.07)	$(1.09)	$(0.72)
Diluted	$(0.93)	$(1.07)	$(1.09)	$(0.72)
Net loss per weighted average share from discontinued operations
Basic	$(0.52)	$(1.14)	$(0.08)	$(0.11)
Diluted	$(0.52)	$(1.14)	$(0.08)	$(0.11)
Net loss per weighted average share
Basic	$(1.45)	$(1.21)	$(1.17)	$(0.83)
Diluted	$(1.45)	$(1.21)	$(1.17)	$(0.83)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued a report on our internal control over financial reporting. The report is included on page 31 in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC no later than May 29, 2010 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an Exhibit to this Annual Report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance—Director Compensation,” each of which is in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

The following table sets forth information as of January 30, 2010 about our common stock that may be issuable upon the exercise of options and rights granted to employees, consultants and members of our Board of Directors under all existing equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
1995 Stock Option Plan[1]	497,632	$27.37	—
1996 Director Option Plan	495,750	16.78	368,456
2004 Stock Plan	2,135,625	7.40	2,168,375
Equity compensation plans not approved by shareholders	—	—	—
Total	3,129,007	$12.06	2,536,831

1.	The 1995 Stock Option Plan was replaced by the 2004 Stock Plan in July 2005. 100,000 remaining shares available for grant under the 1995 Stock Option Plan were transferred to the 2004 Stock Plan and the 1995 Stock Option Plan was terminated for any new grants. Up to 800,000 shares subject to outstanding options under the 1995 Stock Option Plan may be transferred to the 2004 Stock Plan if they expire without being exercised and as of January 30, 2010, the Company had transferred all 800,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Compensation” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Audit and Related Fees for Fiscal Years 2009 and 2008” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 30 of this Form 10-K.

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

(b)	List of Exhibits:

The following Exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Certificate of Determination as filed with California Secretary of State on July 27, 1998, incorporated by reference to Exhibit 3.2 to the Form 10-K filed for the year ended January 30, 1999.

3.3	Amended and Restated By-laws dated June 18, 2009, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed for the quarter ended August 1, 2009.

4.0	Preferred Shares Rights Agreement, dated June 30, 1998, between Cost Plus, Inc. and BankBoston, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights, incorporated by reference to Exhibit 1 to the Form 8-A filed on July 27, 1998.

4.1	Amendment to Preferred Shares Rights Agreement, dated June 2, 2003, between Cost Plus, Inc. and EquiServe Trust Company, N.A, incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed on July 11, 2003.

4.2	Amended and Restated Preferred Shares Rights Agreement, dated June 24, 2008, between Cost Plus, Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 25, 2008.

4.3	First Amendment to the Restated Rights Agreement, dated as of January 7, 2009, between Cost Plus, Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 7, 2009.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 effective April 3, 1996.

Exhibit No.	Description of Exhibits
10.2.1	Letters dated December 3, 2004 and December 9, 2004 extending the Lease Agreement, dated August 27, 1991, as amended, between the Company and The Stockton Port District for certain warehouses for storage and distribution located in Stockton, California and extension thereto dated February 21, 1996, incorporated by reference to Exhibit 10.2.1 to the Form 10-K filed for the year ended January 28, 2006.

10.3	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.4	Credit Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.3.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.1	Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.3.2 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.2	Intellectual Property Security Agreement dated June 25, 2007 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., as a collateral agent, incorporated by reference to Exhibit 10.3.3 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.4.3	Pledge Agreement dated June 25, 2007 between Cost Plus, Inc. and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.3.4 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.5	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.5.3	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.6	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

10.6.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007.

Exhibit No.	Description of Exhibits
10.7♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 18, 2009, incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.7.1♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.7.2♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.8.2 of the Form 10-K for the year ended February 2, 2008.

10.8♦	Cost Plus, Inc. 2004 Stock Plan, as amended June 18, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.8.1♦	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.8.2♦	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.9.2 of the Form 10-K filed for the year ended February 2, 2008.

10.9♦	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.10♦	Amended and Restated Employment Agreement dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended February 2, 2008.

10.10.1♦	Amendment to Barry J. Feld Amended and Restated Employment Agreement dated December 15, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.10.1 of the Form 10-K filed for the year ended January 31, 2009.

10.11♦	Seventh Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and Joan S. Fujii, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended January 31, 2009.

10.12♦	Third Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and Rayford K. Whitley, incorporated by reference to Exhibit 10.12 of the Form 10-K filed for the year ended January 31, 2009.

10.13♦	Sixth Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and Jane L. Baughman, incorporated by reference to Exhibit 10.13 of the Form 10-K filed for the year ended January 31, 2009.

10.14♦	Third Amended and Restated Employment Severance Agreement dated April 1, 2009, between Cost Plus, Inc. and George Whitney, incorporated by reference to Exhibit 10.14 of the Form 10-K filed for the year ended January 31, 2009.

10.15♦	Second Amended and Restated Employment Severance Agreement dated April 1, 2009 between Cost Plus, Inc. and Jeffrey Turner, incorporated by reference to Exhibit 10.16 of the Form 10-K filed for the year ended January 31, 2009.

10.16♦	Amended and Restated Employment Severance Agreement dated April 1, 2009 between Cost Plus, Inc. and Carrie Crooker, incorporated by reference to Exhibit 10.17 of the Form 10-K filed for the year ended January 31, 2009.

Exhibit No.	Description of Exhibits
10.17♦	Amended and Restated Employment Severance Agreement dated April 1, 2009 between Cost Plus, Inc. and Elizabeth Allen, incorporated by reference to Exhibit 10.18 of the Form 10-K filed for the year ended January 31, 2009.

10.18♦	Separation Agreement and Release for Rayford K. Whitley, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the Quarter ended August 1, 2009.

10.19♦	Fiscal 2008 Management Incentive Plan, incorporated by reference to Exhibit 10.19 of the Form 10-K filed for the year ended February 2, 2008.

10.20	Confidentiality and Standstill Agreement, dated as of January 7, 2009, between Cost Plus, Inc., Warren A. Stephens and Stephens Investments Holdings LLC, incorporated by reference to Exhibit 10.1 of the 8-K filed on January 7, 2009.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensatory plan, contract or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 6, 2010	By:	/S/ BARRY J. FELD
Barry J. Feld
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry J. Feld and Jane L. Baughman as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY J. FELD Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	April 6, 2010

/s/ JANE L. BAUGHMAN Jane L. Baughman	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	April 6, 2010

/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	April 6, 2010

/s/ CLIFFORD J. EINSTEIN Clifford J. Einstein	Director	April 6, 2010

/s/ DANNY W. GURR Danny W. Gurr	Director	April 6, 2010

/s/ WILLEM MESDAG Willem Mesdag	Director	April 6, 2010

/s/ KIM D. ROBBINS Kim D. Robbins	Director	April 6, 2010

/s/ FREDRIC M. ROBERTS Fredric M. Roberts	Director, Chairman of the Board	April 6, 2010

/s/ KENNETH T. STEVENS Kenneth T. Stevens	Director	April 6, 2010