Form 10-Q
period 2010-05-01
COST PLUS INC/CA/
filed 2010-05-28
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 28, 2010, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended May 1, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,680	$2,602	$2,468
Merchandise inventories, net	182,857	177,203	191,946
Income taxes receivable	—	13,144	400
Other current assets	18,794	18,891	18,491

Total current assets	204,331	211,840	213,305
Property and equipment, net	158,366	164,576	182,879
Other assets, net	3,882	4,016	4,524

Total assets	$366,579	$380,432	$400,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,194	$66,141	$48,317
Accrued compensation	14,382	11,841	13,587
Accrued store closure and lease exit costs	8,980	10,220	17,321
Current portion of long-term debt	888	874	836
Other current liabilities	19,563	21,667	18,543

Total current liabilities	95,007	110,743	98,604
Long-term portion of revolving line of credit	61,700	48,500	58,924
Capital lease obligations	6,676	6,930	7,000
Long-term debt – distribution center lease obligations	112,505	112,735	113,375
Other long-term obligations	26,600	27,481	27,714
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113; 22,087,113 and 22,087,113 shares, respectively	221	221	221
Additional paid-in capital	171,663	171,304	170,615
Accumulated deficit	(107,793)	(97,482)	(75,745)

Total shareholders’ equity	64,091	74,043	95,091

Total liabilities and shareholders’ equity	$366,579	$380,432	$400,708

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales	$189,214	$184,260
Cost of sales and occupancy	131,558	136,342

Gross profit	57,656	47,918
Selling, general and administrative expenses	62,088	64,513
Store closure costs	2,714	5,747
Store preopening expenses	106	—

Loss from continuing operations, before interest and taxes	(7,252)	(22,342)
Net interest expense	2,722	2,836

Loss from continuing operations before income taxes	(9,974)	(25,178)
Income tax expense	158	212

Loss from continuing operations	(10,132)	(25,390)
Loss from discontinued operations	(179)	(16,189)

Net loss	$(10,311)	$(41,579)

Net loss per weighted average share from continuing operations
Basic	$(0.46)	$(1.15)
Diluted	$(0.46)	$(1.15)

Net loss per weighted average share from discontinued operations
Basic	$(0.01)	$(0.73)
Diluted	$(0.01)	$(0.73)

Net loss per weighted average share
Basic	$(0.47)	$(1.88)
Diluted	$(0.47)	$(1.88)

Weighted average shares outstanding
Basic	22,087	22,087
Diluted	22,087	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Cash Flows From Operating Activities:
Net loss	$(10,311)	$(41,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,233	7,839
Share-based compensation expense	358	463
Loss on asset disposal	74	86
Changes in assets and liabilities:
Merchandise inventories	(5,654)	26,159
Income taxes	13,156	(48)
Other assets	222	4,786
Accounts payable	(14,882)	(26,277)
Other liabilities	(1,376)	8,296

Net cash used in operating activities	(12,180)	(20,275)

Cash Flows From Investing Activities:
Purchases of property and equipment	(515)	(801)
Proceeds from sale of property and equipment	6	4

Net cash used in investing activities	(509)	(797)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	55,035	88,608
Payments under revolving line of credit	(41,835)	(68,184)
Principal payments on long-term debt – distribution center lease obligations	(216)	(200)
Principal payments on capital lease obligations	(217)	(391)

Net cash provided by financing activities	12,767	19,833

Net increase/(decrease) in cash and cash equivalents	78	(1,239)

Cash and Cash Equivalents:
Beginning of period	2,602	3,707

End of period	$2,680	$2,468

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,669	$2,801

Cash paid/(received) for income taxes, net	$(13,001)	$259

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 1, 2010 and May 2, 2009

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at May 1, 2010 and May 2, 2009, and the interim results of operations for the three months ended May 1, 2010 and May 2, 2009, and cash flows for the three months ended May 1, 2010 and May 2, 2009. The balance sheet at January 30, 2010, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 30, 2010 in the Company’s Annual Report on Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 30, 2010.

Borrowings and payments under the revolving line of credit were previously reported net as a single line item within the statements of cash flows, rather than as separate line items as required by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The presentation for the three months ended May 2, 2009 has been corrected in the accompanying condensed consolidated financial statements to present borrowings and payments under the revolving line of credit on a gross basis, rather than a net basis, to conform with this requirement. The change in presentation had no effect on net cash used in financing activities and does not affect the Company’s condensed consolidated balance sheets or statements of operations. Accordingly, the Company’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

The Company has experienced net losses each annual period since fiscal 2006. As of May 1, 2010, the Company had an accumulated deficit of $107.8 million. For fiscal 2009 and fiscal 2008, the Company was unable to generate positive cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures through the next 12 months. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. As of May 1, 2010, the Company was in compliance with its debt covenant requirements. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued.

The results of operations for the three-month period ended May 1, 2010, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. CONTINUING OPERATIONS STORE CLOSURE ACTIVITIES

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; eight of these stores are classified within continuing operations. All eight stores classified within continuing operations were closed during the first quarter of fiscal 2009 and, with the exception of the finalization of any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. Additionally, in January 2010, the Board of Directors approved a plan for the Company to close five of its existing stores, all of which are classified within continuing operations. All five stores were closed during the first quarter of fiscal 2010.

The costs associated with closing the stores were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” in which the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During the first quarter of fiscal 2010, the costs related to closing stores classified within continuing operations totaled $2.7 million, compared to $5.7 million in the first quarter of fiscal 2009, consisting primarily of estimated lease exit costs net of estimated sublease income.

Additional charges or recoveries related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to these store closures are subject to significant uncertainty, including the variability in future vacancy periods, sublease income or negotiations with landlords regarding buy-out payments on leases.

Following is a year-to-date summary of the reserve for store closures in continuing operations, which is included in accrued store closure and lease exit costs of $9.0 million and $17.3 million on the Company’s condensed consolidated balance sheet as of May 1, 2010 and May 2, 2009, respectively (in thousands):

	May 1, 2010	May 2, 2009
Beginning Balance	$2,770	$—
Lease exit costs, net of estimated sublease income	2,491	4,912
Severance benefits and other closure costs	223	835
Payments for leases and settlements	(2,152)	(704)
Payments for severance benefits and other closure costs	(265)	(835)

Ending Balance	$3,067	$4,208

3. DISCONTINUED OPERATIONS

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its existing stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of the finalization of any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. The loss from discontinued operations also includes the adjustment of estimated lease exit costs net of estimated sublease income resulting from the settlement of lease buy-out costs related to the 13 stores that were closed in the first quarter of fiscal 2008.

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

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations” and were approximately $142,000 for the three-month period ended May 1, 2010 and $15.6 million for the three-month period ended May 2, 2009. The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. At the end of each quarter, the Company evaluates the remaining accrual balance to ensure its adequacy.

Additional charges or recoveries related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to these store closures are subject to significant uncertainty, including the variability in future vacancy periods, sublease income or negotiations with landlords regarding buy-out payments on leases.

Results from discontinued operations were as follows:

	Three Months Ended
(In thousands)	May 1, 2010	May 2, 2009
Store sales	$—	$7,495
Costs and expenses:
Cost of sales and occupancy	—	5,723
Operating and administrative expenses[1]	37	3,843
Lease exit costs, net of estimated sublease income[1]	142	13,572
Severance benefits and other closure costs[1]	—	546

Loss from discontinued operations, net of tax	$(179)	$(16,189)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $142,000 for the three-month period ended May 1, 2010 and $15.6 million for the three-month period ended May 2, 2009. For purposes of the table above, $1.5 million of the costs associated with store exit activities for the three-month period of fiscal 2009, were included in operating and administrative expenses, as these costs related primarily to consulting and administrative services to close the stores.

Following is a year-to-date summary of the reserve for store closures in discontinued operations, which is included in accrued store closure and lease exit costs of $9.0 million and $17.3 million on the Company’s condensed consolidated balance sheet as of May 1, 2010 and May 2, 2009, respectively (in thousands):

	May 1, 2010	May 2, 2009
Beginning Balance	$7,450	$3,110
Lease exit costs, net of estimated sublease income	142	13,572
Severance benefits and other closure costs	—	546
Payments for leases and settlements	(1,679)	(3,569)
Payments for severance benefits and other closure costs	—	(546)

Ending Balance	$5,913	$13,113

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with ASC 718-10, “Share-Based Payment.” Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and then recognized over the period during which services are required to be provided, usually the vesting period. The Company had share-based compensation expense of $358,000 for the three months ended May 1, 2010 compared to $463,000 for the three months ended May 2, 2009. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of May 1, 2010, there was $0.7 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted average period of approximately 1.5 years.

No stock options were granted during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company granted options to purchase 742,000 shares of common stock to its employees and non-employee directors. The weighted average fair value per option granted during the three-month period ended May 2, 2009 was $0.57. The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month period ended May 2, 2009:

Three Months Ended
May 2, 2009
Expected dividend rate	—%
Expected volatility	83.3%
Risk-free interest rate	1.75%
Expected term (years)	4.5

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

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
May 1, 2010
Shares	22,087	—	22,087
Amount	$(0.47)	$0.00	$(0.47)

May 2, 2009
Shares	22,087	—	22,087
Amount	$(1.88)	$0.00	$(1.88)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month periods ended May 1, 2010 and May 2, 2009, there were 2,987,490 and 3,728,388 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of May 1, 2010, January 30, 2010, and May 2, 2009 is summarized as follows:

(In thousands)	May 1, 2010	January 30, 2010	May 2, 2009
Obligations under sale and leaseback:
California distribution centers	$61,924	$62,073	$62,504
Virginia distribution center	51,469	51,536	51,707

Total long-term debt – distribution center lease obligations	113,393	113,609	114,211

Less current portion	(888)	(874)	(836)

Long-term debt – distribution center lease obligations	$112,505	$112,735	$113,375

The Company’s long-term debt includes financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions as financings whereby the net book value of the assets remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s long-term debt, see Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of May 1, 2010, the Company was in compliance with its loan covenant requirements, had $61.7 million in borrowings and $10.0 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $57.6 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at May 1, 2010, at January 30, 2010 and at May 2, 2009 consisted of the following (in millions):

	May 1, 2010	January 30, 2010	May 2, 2009
Account receivable availability	$6.4	$6.0	$5.7
Inventory availability	130.8	130.0	135.4
Less: reserves	(7.9)	(9.7)	(6.6)

Total borrowing base	$129.3	$126.3	$134.5

The aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$61.7	$48.5	$58.9
Outstanding letters of credit	10.0	12.9	11.2

Total obligations	$71.7	$61.4	$70.1

The availability at May 1, 2010, at January 30, 2010 and at May 2, 2009 was (in millions):

Total borrowing base	$129.3	$126.3	$134.5
Less: obligations	(71.7)	(61.4)	(70.1)

Total availability	$57.6	$64.9	$64.4

7. INCOME TAXES

The Company’s effective tax rate from continuing operations was a provision of 1.6% in the first quarter of fiscal 2010 compared to a provision of 0.8% in the first quarter of fiscal 2009. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the first quarter of fiscal 2010.

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of the assets and liabilities. The recording of the net deferred tax asset assumes the realization of such asset in the future; otherwise, a valuation allowance must be recorded to reduce the asset to its net realizable value. The Company considers future pre-tax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. The Company has recorded a full valuation allowance as of May 1, 2010 and May 2, 2009.

At both January 30, 2010 and at May 1, 2010, the Company had $1.9 million in unrecognized tax benefits; the recognition of which would have an impact of $316,000 on the Company’s income tax provision. At the end of the first quarter of fiscal 2010, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $559,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At May 1, 2010 and at May 2, 2009, the Company had accrued $189,000 and $176,000, respectively, for the potential payment of interest and penalties.

As of May 1, 2010, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 2004 and forward.

8. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10, “Fair Value Measurements,” for financial assets and financial liabilities beginning in fiscal 2008 and for nonfinancial assets and liabilities beginning in fiscal 2009.

ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes inputs used in measuring fair value. The tiers include:

Level 1	- Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	- Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value of impaired long-lived assets and the initial estimates of store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market where the store is located and, when necessary, uses real estate brokers. There were no impairment charges for the write-down of store assets or impairments related to financial assets during the first quarter of fiscal 2010 or the first quarter of fiscal 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month period ended May 1, 2010 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The results of operations for the three-month period ended May 1, 2010, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invite customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

Net sales for the first quarter of fiscal 2010 were $189.2 million, a 2.7% increase compared to $184.3 million for the first quarter of last year. Comparable store sales for the quarter increased 5.6% compared to a decrease of 8.9% for the first quarter of last year. The increase in same store sales was attributable to a 7.4% increase in customer count, offset by a 1.6% reduction in the average ticket per customer.

The Company reported a net loss of $10.3 million in the first quarter of fiscal 2010, or $0.47 per diluted share, compared to a net loss of $41.6 million, or $1.88 per diluted share, for the first quarter of last year. The decrease in the net loss was primarily due to a $16.0 million decrease in the loss from discontinued operations and a $9.7 million increase in gross profit. The gross profit rate was 30.5% for the first quarter of 2010 versus 26.0% for the first quarter of last year. The 450 basis point increase was primarily due to improvement in merchandise margin, as well as lower occupancy expenses compared to the first quarter of last year and the leveraging of those expenses on higher same store sales. Additionally, SG&A expenses for the first quarter of fiscal 2010 decreased $2.4 million as compared to the first quarter of last year due to the Company’s prior year cost-cutting initiatives, including store closures, which resulted in lower payroll, advertising and other controllable expenses.

In the first quarter of fiscal 2010, the Company closed five stores and relocated one store to end the quarter with 263 stores in 30 states.

Results of Operations

The three months ended May 1, 2010 as compared to the three months ended May 2, 2009

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $5.0 million, or 2.7%, to $189.2 million for the first quarter of fiscal 2010 from $184.3 million for the first quarter of fiscal 2009. Comparable store sales increased 5.6% in the first quarter of fiscal 2010, compared to a decrease of 8.9% in the first quarter of fiscal 2009. The increase in comparable store sales in the first quarter of fiscal 2010 was attributable to a 7.4% increase in customer count, slightly offset by a 1.6% reduction in the average ticket per customer. As of May 1, 2010, the calculation of comparable store sales included a base of 261 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores which remain comparable upon opening. At the end of the first quarter of fiscal 2010, the Company operated 263 stores in 30 states versus 270 stores in 30 states at the end of the first quarter of fiscal 2009.

The Company classifies its sales into home and consumables product lines. For the first quarter of fiscal 2010, home accounted for 60% of total sales versus 62% for the first quarter of last year, and consumables accounted for 40% of total sales versus 38% for the first quarter of last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, decreased $4.8 million, or 3.5%, to $131.6 million in the first quarter of fiscal 2010 as compared to the first quarter of last year. As a percentage of net sales, total cost of sales and occupancy decreased 450 basis points to 69.5% in the first quarter of fiscal 2010 compared to 74.0% in the first quarter of fiscal 2009. The 450 basis point decrease was primarily due to improvement in merchandise margin, as well as lower occupancy expenses compared to the first quarter of last year and the leveraging of those expenses on higher same store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $2.4 million, or 3.8%, to $62.1 million for the first quarter of fiscal 2010 compared to $64.5 million for the first quarter of fiscal 2009. As a percentage of net sales, SG&A expenses were 32.8% for the first quarter of fiscal 2010 compared to 35.0% for the first quarter of fiscal 2009. The decrease in SG&A expenses for the first quarter was due to the Company’s prior year cost-cutting initiatives, including store closures, which resulted in lower payroll, advertising and other controllable expenses.

Store Closure Costs Costs related to closing the stores classified within continuing operations totaled $2.7 million for the first quarter of fiscal 2010 compared to $5.7 million for the first quarter of fiscal 2009. Store closure costs were primarily related to lease exit costs from the five stores that closed during the first quarter of fiscal 2010 versus $5.7 million last year from the eight stores that closed during the first quarter of fiscal 2009.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. Preopening expenses for the first quarter of fiscal 2010 were $106,000 compared to no preopening expenses for the first quarter of fiscal 2009. The Company relocated one store in the first quarter of fiscal 2010 compared to no new stores in the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.7 million for the first quarter of fiscal 2010 compared to $2.8 million for the first quarter of fiscal 2009. Included in net interest expense is interest related to the distribution center lease obligations of $2.1 million for both the first quarter of fiscal 2010 and for the first quarter of fiscal 2009. The decrease in interest expense was due to a lower interest rate on relatively flat borrowings under the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate from continuing operations was a provision of 1.6% in the first quarter of fiscal 2010 compared to a provision of 0.8% in the first quarter of fiscal 2009. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the first quarter of fiscal 2010.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.7 million at May 1, 2010 and $2.5 million at May 2, 2009. The Company met its short-term liquidity needs and its capital requirements for the three-month period ended May 1, 2010 with existing cash and cash provided from financing activities. The Company believes that the combination of its cash and cash equivalents, cash generated from operations and available borrowings under its asset-based credit facility will be sufficient to finance its working capital and other capital projects for the next 12 months.

The Company has experienced net losses each annual period since fiscal 2006. As of May 1, 2010, the Company had an accumulated deficit of $107.8 million. For fiscal 2009 and fiscal 2008, the Company was unable to generate positive cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. The Company believes that its existing cash balance, combined with cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures through the next 12 months. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. As of May 1, 2010, the Company was in compliance with its debt covenant requirements. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued.

Cash Flows From Operating Activities Net cash used in operating activities totaled $12.2 million in the first quarter of fiscal 2010 compared to $20.3 million in the same period last year, a decrease of $8.1 million. The decrease in net cash used in operations compared to last year was primarily due to a lower net loss for the first quarter of fiscal 2010 compared to the same period last year, the receipt of a $13.0 million tax refund, as well as a decrease in the change in accounts payable year over year. This decrease was partially offset by increases in merchandise inventories and other liabilities compared to decreases in those items for the first quarter of last year.

Cash Flows From Investing Activities Net cash used in investing activities totaled $0.5 million in the first quarter of fiscal 2010, a $0.3 million decrease compared to the same period last year. Capital expenditures remained relatively flat year over year.

The Company estimates that fiscal 2010 capital expenditures will be approximately $4.0 million; including approximately $1.9 million for management information systems and distribution center projects and $2.1 million allocated to investments in existing stores and various other corporate projects. The Company does not intend to open any new stores in fiscal 2010.

Cash Flows From Financing Activities Net cash provided by financing activities was $12.8 million in the first quarter of fiscal 2010 compared to $19.8 million in the first quarter of last year. Borrowings under the Company’s asset-based credit facility increased $13.2 million as of May 1, 2010 from $48.5 million at January 30, 2010, compared to an increase of $20.4 million for the same period last year. Principal payments on long-term debt in the first quarter of fiscal 2010 were $216,000 compared to $200,000 in the first quarter of fiscal 2009 and principal payments on capital lease obligations in the first quarter of fiscal 2010 were $217,000 compared to $391,000 in the first quarter of fiscal 2009.

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of May 1, 2010, the Company was in compliance with its loan covenant requirements, had $61.7 million in borrowings and $10.0 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $57.6 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Borrowings under the Company’s revolving credit line increased by $13.2 million from $48.5 million on January 30, 2010 to $61.7 million on May 1, 2010. Otherwise, the Company does not believe there were any other significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk from those disclosed in the Company’s Form 10-K filed for the fiscal year ended January 30, 2010.

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

As of May 1, 2010, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 30, 2010, which could materially affect our business, financial condition or operating results and cause the market price of our stock to decline, perhaps significantly. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a)	Exhibits

4.1	Amendment No. 2 to Amended and Restated Preferred Shares Rights Agreement, dated as of April 13, 2010, between Cost Plus, Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.3 of the Form 8-A/A, filed April 16, 2010.

4.2	Amendment of Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cost Plus, Inc. incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 16, 2010.

10.1*	2010 Management Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: May 28, 2010	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

4.1	Amendment No. 2 to Amended and Restated Preferred Shares Rights Agreement, dated as of April 13, 2010, between Cost Plus, Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.3 of the Form 8-A/A, filed April 16, 2010.

4.2	Amendment of Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cost Plus, Inc. incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 16, 2010.

10.1*	2010 Management Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.