Form 10-Q
period 2010-07-31
COST PLUS INC/CA/
filed 2010-08-27
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 27, 2010, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended July 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,911	$2,602	$2,539
Merchandise inventories, net	189,180	177,203	185,750
Income taxes receivable	12	13,144	326
Other current assets	17,138	18,891	17,925

Total current assets	209,241	211,840	206,540
Property and equipment, net	153,424	164,576	176,155
Other assets, net	3,858	4,016	4,413

Total assets	$366,523	$380,432	$387,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,612	$66,141	$52,133
Accrued compensation	11,668	11,841	11,228
Accrued store closure and lease exit costs	7,375	10,220	16,055
Current portion of long-term debt	886	874	849
Other current liabilities	19,685	21,667	19,791

Total current liabilities	96,226	110,743	100,056
Long-term portion of revolving line of credit	68,000	48,500	65,315
Capital lease obligations	6,469	6,930	6,866
Long-term debt – distribution center lease obligations	112,290	112,735	113,158
Other long-term obligations	26,093	27,481	27,016
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113 for all periods presented	221	221	221
Additional paid-in capital	172,000	171,304	170,982
Accumulated deficit	(114,776)	(97,482)	(96,506)

Total shareholders’ equity	57,445	74,043	74,697

Total liabilities and shareholders’ equity	$366,523	$380,432	$387,108

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$192,362	$183,365	$381,576	$367,625
Cost of sales and occupancy	131,551	135,362	263,109	271,704

Gross profit	60,811	48,003	118,467	95,921
Selling, general and administrative expenses	64,623	64,493	126,711	129,006
Store closure costs	(62)	329	2,652	6,076
Store preopening expenses	—	—	106	—

Loss from continuing operations, before interest and taxes	(3,750)	(16,819)	(11,002)	(39,161)
Net interest expense	2,719	2,851	5,441	5,687

Loss from continuing operations before income taxes	(6,469)	(19,670)	(16,443)	(44,848)
Income tax expense	192	148	350	360

Loss from continuing operations	(6,661)	(19,818)	(16,793)	(45,208)
Loss from discontinued operations	(322)	(945)	(501)	(17,134)

Net loss	$(6,983)	$(20,763)	$(17,294)	$(62,342)

Net loss per weighted average share:
Continuing operations
Basic	$(0.30)	$(0.90)	$(0.76)	$(2.05)
Diluted	$(0.30)	$(0.90)	$(0.76)	$(2.05)

Discontinued operations
Basic	$(0.02)	$(0.04)	$(0.02)	$(0.77)
Diluted	$(0.02)	$(0.04)	$(0.02)	$(0.77)

Total
Basic	$(0.32)	$(0.94)	$(0.78)	$(2.82)
Diluted	$(0.32)	$(0.94)	$(0.78)	$(2.82)

Weighted average shares outstanding
Basic	22,087	22,087	22,087	22,087
Diluted	22,087	22,087	22,087	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
Cash Flows From Operating Activities:
Net loss	$(17,294)	$(62,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,394	15,286
Share-based compensation expense	696	831
Loss on asset disposal	87	92
Changes in assets and liabilities:
Merchandise inventories	(11,977)	32,355
Income taxes	13,132	26
Other assets	1,893	5,454
Accounts payable	(9,550)	(22,468)
Other liabilities	(6,057)	5,477

Net cash used in operating activities	(16,676)	(25,289)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,691)	(1,513)
Proceeds from sale of property and equipment	44	4

Net cash used in investing activities	(1,647)	(1,509)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	95,256	158,015
Payments under revolving line of credit	(75,756)	(131,200)
Principal payments on long-term debt – distribution center lease obligations	(433)	(404)
Principal payments on capital lease obligations	(435)	(781)

Net cash provided by financing activities	18,632	25,630

Net increase/(decrease) in cash and cash equivalents	309	(1,168)

Cash and Cash Equivalents:
Beginning of period	2,602	3,707

End of period	$2,911	$2,539

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,530	$5,654

Cash (received)/paid for income taxes, net	$(12,878)	$322

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended July 31, 2010 and August 1, 2009

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at July 31, 2010 and August 1, 2009, and the interim results of operations for the three and six months ended July 31, 2010 and August 1, 2009, and cash flows for the six months ended July 31, 2010 and August 1, 2009. The balance sheet at January 30, 2010, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

During fiscal 2009, the Company determined that the borrowings and payments under its revolving line of credit should be presented on a gross basis, not a net basis, within the financing activities section of the consolidated statement of cash flows. The presentation for the six months ended August 1, 2009 has been corrected in the accompanying condensed consolidated financial statements.

The Company has experienced net losses each annual period since fiscal 2006. As of July 31, 2010, the Company had an accumulated deficit of $114.8 million. For fiscal 2009 and fiscal 2008, the Company did not generate positive cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. However, the Company believes that its existing cash balance, combined with fiscal 2010 cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures through the next 12 months. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. As of July 31, 2010, the Company was in compliance with its debt covenant requirements. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back.

The results of operations for the three-month and six-month periods ended July 31, 2010, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. CONTINUING OPERATIONS STORE CLOSURE ACTIVITIES

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its stores; eight of these stores are classified within continuing operations. All eight stores classified within continuing operations were closed during the first quarter of fiscal 2009 and, with the exception of the finalization of any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. Additionally, in January 2010, the Board of Directors approved a plan for the Company to close five of its stores, all of which are classified within continuing operations. All five stores were closed during the first quarter of fiscal 2010.

The costs associated with closing the stores were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” in which the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During the second quarter of fiscal 2010, there was a gain of $62,000 related to closing stores classified within continuing operations as a result of favorable lease buy-out settlements, compared to costs of $329,000 in the second quarter of fiscal 2009, consisting primarily of estimated lease exit costs, net of estimated sublease income.

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

Following is a year-to-date summary of the reserve for store closures in continuing operations, which is included in accrued store closure and lease exit costs of $7.4 million and $16.1 million on the Company’s condensed consolidated balance sheet as of July 31, 2010 and August 1, 2009, respectively (in thousands):

	Six Months Ended
	July 31, 2010	August 1, 2009
Beginning Balance	$2,770	$—
Lease exit costs, net of estimated sublease income	2,395	5,201
Severance benefits and other closure costs	257	875
Payments for leases and settlements	(3,175)	(1,137)
Payments for severance benefits and other closure costs	(375)	(875)

Ending Balance	$1,872	$4,064

3. DISCONTINUED OPERATIONS

In January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of the finalization of any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. The loss from discontinued operations also includes the adjustment of estimated lease exit costs net of estimated sublease income resulting from the settlement of lease buy-out costs related to the 13 stores that were closed in the first quarter of fiscal 2008.

The stores closed are reported as discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements – Discontinued Operations,” which requires the Company to report the results of operations of a component of an entity that either has been disposed of or is classified as held for sale, in discontinued operations. As such, both current and prior year results for these stores are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations” and were approximately $440,000 for the six-month period ended July 31, 2010 and $16.5 million for the six-month period ended August 1, 2009. The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. At the end of each quarter, the Company evaluates the remaining accrual balance.

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

Results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$—	$—	$—	$7,495
Costs and expenses:
Cost of sales and occupancy	—	—	—	5,723
Operating and administrative expenses[1]	24	15	61	3,858
Lease exit costs, net of estimated sublease income[1]	298	916	440	14,488
Severance benefits and other closure costs[1]	—	14	—	560

Loss from discontinued operations, net of tax	$(322)	$(945)	$(501)	$(17,134)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $440,000 for the six-month period ended July 31, 2010 and $16.5 million for the six-month period ended August 1, 2009. For purposes of the table above, $1.5 million of the costs associated with store exit activities for the six-month period of fiscal 2009 were included in operating and administrative expenses of discontinued operations, as these costs related primarily to consulting and administrative services to close the stores.

Following is a year-to-date summary of the reserve for store closures in discontinued operations, which is included in accrued store closure and lease exit costs of $7.4 million and $16.1 million on the Company’s condensed consolidated balance sheet as of July 31, 2010 and August 1, 2009, respectively (in thousands):

	Six Months Ended
	July 31, 2010	August 1, 2009
Beginning Balance	$7,450	$3,110
Lease exit costs, net of estimated sublease income	440	14,488
Severance benefits and other closure costs	—	560
Payments for leases and settlements	(2,387)	(5,607)
Payments for severance benefits and other closure costs	—	(560)

Ending Balance	$5,503	$11,991

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with ASC 718-10, “Share-Based Payment.” Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and then recognized over the period during which services are required to be provided, usually the vesting period. The Company had share-based compensation expense of $338,000 for the three months ended July 31, 2010 compared to $367,200 for the three months ended August 1, 2009. Share-based compensation expense for the six months ended July 31, 2010 was $696,000 compared to $830,600 for the six months ended August 1, 2009. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of July 31, 2010, there was $2.4 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted average period of approximately 1.7 years.

During the second quarter of fiscal 2010, the Company granted options to purchase 821,500 shares of common stock to its employees and non-employee directors. During the second quarter of fiscal 2009, the Company granted options to purchase 10,000 shares of common stock to its employees and non-employee directors. The weighted average fair value per option granted was $3.38 during the three-month and six-month periods ended July 31, 2010, and $0.88 and $0.57 for the three-month and six-month periods ended August 1, 2009, respectively. The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and six-month periods ended July 31, 2010 and August 1, 2009:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Expected dividend rate	—%	—%	—%	—%
Expected volatility	94.1%	80.4%	94.1%	83.3%
Risk-free interest rate	2.01%	2.31%	2.01%	1.76%
Expected term (years)	4.5	4.5	4.5	4.5

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised into common stock.

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
July 31, 2010
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(0.32)	$0.00	$(0.32)	$(0.78)	$0.00	$(0.78)

August 1, 2009
Shares	22,087	—	22,087	22,087	—	22,087
Amount	$(0.94)	$0.00	$(0.94)	$(2.82)	$0.00	$(2.82)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and six-month periods ended July 31, 2010 and August 1, 2009, there were 3,764,365 and 3,652,461 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of July 31, 2010, January 30, 2010, and August 1, 2009 is summarized as follows:

(In thousands)	July 31, 2010	January 30, 2010	August 1, 2009
Obligations under sale and leaseback:
California distribution centers	$61,773	$62,073	$62,363
Virginia distribution center	51,403	51,536	51,644

Total long-term debt – distribution center lease obligations	113,176	113,609	114,007

Less current portion	(886)	(874)	(849)

Long-term debt – distribution center lease obligations	$112,290	$112,735	$113,158

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of July 31, 2010, the Company was in compliance with its loan covenant requirements, had $68.0 million in borrowings and $9.9 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $54.5 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2010. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at July 31, 2010, at January 30, 2010 and at August 1, 2009 consisted of the following (in millions):

	July 31, 2010	January 30, 2010	August 1, 2009
Account receivable availability	$7.5	$6.0	$5.7
Inventory availability	135.9	130.0	125.9
Less: reserves	(11.0)	(9.7)	(8.1)

Total borrowing base	$132.4	$126.3	$123.5

The aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$68.0	$48.5	$65.3
Outstanding letters of credit	9.9	12.9	9.5

Total obligations	$77.9	$61.4	$74.8

The availability at July 31, 2010, at January 30, 2010 and at August 1, 2009 was (in millions):

Total borrowing base	$132.4	$126.3	$123.5
Less: obligations	(77.9)	(61.4)	(74.8)

Total availability	$54.5	$64.9	$48.7

7. INCOME TAXES

The Company’s effective tax rate from continuing operations was a provision of 1.6%, before discrete items, in the second quarter of fiscal 2010 compared to a provision of 0.7%, before discrete items, in the second quarter of fiscal 2009. The effective tax rate increase is due to an increase in state tax expense as a result of increased revenue. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the second quarter of fiscal 2010 or is expected for the fiscal 2010 annual period.

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of the assets and liabilities. The recording of the net deferred tax asset assumes the realization of such asset in the future; otherwise, a valuation allowance must be recorded to reduce the asset to its net realizable value. The Company considers future pre-tax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. The Company has recorded a full valuation allowance as of July 31, 2010 and August 1, 2009.

At both January 30, 2010 and at July 31, 2010, the Company had $1.9 million in unrecognized tax benefits; the recognition of which would have an impact of $316,000 on the Company’s income tax provision. At the end of the second quarter of fiscal 2010, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $559,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At July 31, 2010 and at August 1, 2009, the Company had accrued $196,000 and $185,000, respectively, for the potential payment of interest and penalties.

As of July 31, 2010, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 2004 and forward.

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

The fair value of impaired long-lived assets and the initial estimates of store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-

adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market where the store is located and, when necessary, uses real estate brokers. There were no impairment charges for the write-down of store assets or impairments related to financial assets during the first six months of fiscal 2010 or the first six months of fiscal 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended July 31, 2010 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The results of operations for the three-month and six-month periods ended July 31, 2010, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

Net sales for the second quarter of fiscal 2010 were $192.4 million, a 4.9% increase compared to $183.4 million for the second quarter of last year. Comparable store sales for the quarter increased 6.5% compared to a decrease of 10.9% for the second quarter of last year. The increase in same store sales was attributable to a 5.8% increase in customer count and a 0.7% increase in the average ticket per customer.

The Company reported a net loss of $7.0 million in the second quarter of fiscal 2010, or $0.32 per diluted share, compared to a net loss of $20.8 million, or $0.94 per diluted share, for the second quarter of last year. The decrease in the net loss was primarily due to a $12.8 million increase in gross profit. The gross profit rate was 31.6% for the second quarter of 2010 versus 26.2% for the second quarter of last year. The increase in gross profit is due to higher same store sales, improved merchandise margin, and to a lesser extent, decreased occupancy costs. The improvement in merchandise margin for both the second quarter and year-to-date periods are the result of strong performance in non-furniture home categories as well as significantly lower markdowns and higher initial mark-ups across most categories of the business compared with the same periods a year ago.

In the second quarter of fiscal 2010, the Company did not open or close any stores and ended the quarter with 263 stores in 30 states.

Results of Operations

The three months and six months ended July 31, 2010 as compared to the three months and six months ended August 1, 2009

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $9.0 million, or 4.9%, to $192.4 million for the second quarter of fiscal 2010 from $183.4 million for the second quarter of fiscal 2009. Year-to-date, net sales were $381.6 million, a 3.8% increase from the same period last year. Comparable store sales increased 6.5% in the second quarter of fiscal 2010, compared to a decrease of 10.9% in the second quarter of fiscal 2009. Year-to-date, comparable store sales increased 6.1% compared to a decrease of 9.9% for the same period last year. The increase in comparable store sales in the second quarter of fiscal 2010 was attributable to a 5.8% increase in customer count and a 0.7% increase in the average ticket per customer. As of July 31, 2010, the calculation of comparable store sales included a base of 261 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores which remain comparable upon opening. At the end of the second quarter of fiscal 2010, the Company operated 263 stores in 30 states versus 269 stores in 30 states at the end of the second quarter of fiscal 2009.

The Company classifies its sales into home and consumables product lines. For the second quarter of fiscal 2010, home accounted for 66% of total sales versus 65% for the second quarter of last year, and consumables accounted for 34% of total sales versus 35% for the second quarter of last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, decreased $3.8 million, or 2.8%, to $131.6 million in the second quarter of fiscal 2010 as compared to the second quarter of last year. As a percentage of net sales, total cost of sales and occupancy decreased 540 basis points to 68.4% in the second quarter of fiscal 2010 compared to 73.8% in the second quarter of fiscal 2009. The 540 basis point decrease was primarily due to improvement in merchandise margin, as well as lower occupancy expenses compared to the second quarter of last year and the leveraging of those expenses on higher same store sales. Year-to-date, total costs of sales and occupancy were $263.1 million and decreased $8.6 million, or 3.2%, compared to the same period in fiscal 2009. As a percentage of net sales, total cost of sales and occupancy for the year decreased 490 basis points to 69.0% from 73.9% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses for the second quarter of fiscal 2010 were $64.6 million and were relatively flat compared to the second quarter last year. As a percentage of net sales, SG&A expenses decreased 160 basis points to 33.6% for the second quarter of fiscal 2010 from 35.2% for the second quarter last year. The decrease in SG&A expenses as a percentage of net sales is largely due to increased leverage on higher same store sales. Year-to-date, as a percentage of net sales, SG&A expenses decreased 190 basis points to 33.2% from 35.1% for the same period last year.

Store Closure Costs Costs related to closing the stores classified within continuing operations were a gain of $62,000 for the second quarter of fiscal 2010 as a result of favorable lease buy-out settlements compared with costs of $329,000 for the second quarter of fiscal 2009. Year-to-date, costs related to closing the stores classified within continuing operations were $2.7 million compared to $6.1 million for the same period last year. Store closure costs were primarily related to lease exit costs from the five stores that closed during the first quarter of fiscal 2010 and from the eight stores that closed during the first quarter of fiscal 2009.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. There were no preopening expenses for the second quarter of fiscal 2010 or for the second quarter of fiscal 2009. The Company did not open any stores during the second quarter of fiscal 2010 or during the second quarter of fiscal 2009. Year-to-date, preopening expenses for fiscal 2010 were $106,000 compared to no preopening expenses for the same period last year, with one new store opening for fiscal 2010 year-to-date compared to no new store openings for the same period last year. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.7 million for the second quarter of fiscal 2010 compared to $2.9 million for the second quarter of fiscal 2009. Included in net interest expense is interest related to the distribution center lease obligations of $2.1 million for both the second quarter of fiscal 2010 and for the second quarter of fiscal 2009. Year-to-date, net interest expense was $5.4 million compared to $5.7 million for the same period last year. The decrease in interest expense for the quarter and year-to-date was due to a lower interest rate on relatively flat borrowings under the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate from continuing operations was a provision of 1.6%, before discrete items, in the second quarter of fiscal 2010 compared to a provision of 0.7%, before discrete items, in the second quarter of fiscal 2009. The effective tax rate increase is due to an increase in state tax expense as a result of increased revenue. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the second quarter of fiscal 2010 or is expected for the fiscal 2010 annual period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.9 million at July 31, 2010 and $2.5 million at August 1, 2009. The Company met its short-term liquidity needs and its capital requirements for the six-month period ended July 31, 2010 with existing cash and cash provided from financing activities. The Company believes that the combination of its cash and cash equivalents, cash generated from operations and available borrowings under its asset-based credit facility will be sufficient to finance its working capital and other capital projects for the next 12 months.

The Company has experienced net losses each annual period since fiscal 2006. As of July 31, 2010, the Company had an accumulated deficit of $114.8 million. For fiscal 2009 and fiscal 2008, the Company did not generate positive cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. However, the Company believes that its existing cash balance, combined with fiscal 2010 cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures through the next 12 months. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility during fiscal 2010. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. As of July 31, 2010, the Company was in compliance with its debt covenant requirements. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back.

Cash Flows From Operating Activities Net cash used in operating activities totaled $16.7 million year-to-date compared to $25.3 million in the same period last year, a decrease of $8.6 million. The decrease in net cash used in operations compared to last year was primarily due to a lower net loss for the first six months of fiscal 2010 compared to the same period last year, the receipt of a $13.0 million tax refund, as well as a decrease in the change in accounts payable year over year. This decrease was partially offset by increases in merchandise inventories and other liabilities compared to decreases in those items for the first six months of last year.

Cash Flows From Investing Activities Net cash used in investing activities totaled $1.6 million year-to-date as compared to $1.5 million for the same period last year.

The Company estimates that fiscal 2010 capital expenditures will be approximately $4.1 million; including approximately $1.9 million for management information systems and distribution center projects and $2.2 million allocated to investments in existing stores and various other corporate projects. The Company intends to open one new store and close one store for the remainder of fiscal 2010.

Cash Flows From Financing Activities Net cash provided by financing activities was $18.6 million year-to-date compared to $25.6 million for the same period last year. Borrowings under the Company’s asset-based credit facility increased $19.5 million as of July 31, 2010 from $48.5 million at January 30, 2010, compared to an increase of $26.8 million for the same period last year. Principal payments on long-term debt in the first six months of fiscal 2010 were $433,000 compared to $404,000 in the first six months of fiscal 2009 and principal payments on capital lease obligations in the first six months of fiscal 2010 were $435,000 compared to $781,000 in the first six months of fiscal 2009.

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of July 31, 2010, the Company was in compliance with its loan covenant requirements, had $68.0 million in borrowings and $9.9 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $54.5 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2010. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

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

Seasonality

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) selling season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of its net sales and most of its net income, if any, for the entire fiscal year. The Company believes this is the general pattern associated with the retail industry.

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

As of July 31, 2010, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Seventh Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Jane L. Baughman.

10.2*	Eighth Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Joan S. Fujii.

10.3*	Third Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Jeffrey A. Turner.

10.4*	Second Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Elizabeth Allen.

10.5*	Second Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Carrie F. Crooker.

10.6*	Amendment to Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Laura M. Sites-Reynolds.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: August 27, 2010	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

10.1*	Seventh Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Jane L. Baughman.

10.2*	Eighth Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Joan S. Fujii.

10.3*	Third Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Jeffrey A. Turner.

10.4*	Second Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Elizabeth Allen.

10.5*	Second Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Carrie F. Crooker.

10.6*	Amendment to Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Laura M. Sites-Reynolds.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.