Form 10-Q
period 2010-10-30
COST PLUS INC/CA/
filed 2010-12-07
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of December 7, 2010, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,087,113.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended October 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,962	$2,602	$2,913
Merchandise inventories, net	249,725	177,203	228,114
Income taxes receivable	134	13,144	34
Other current assets	14,607	18,891	19,355

Total current assets	267,428	211,840	250,416
Property and equipment, net	149,845	164,576	170,938
Other assets, net	3,746	4,016	4,149

Total assets	$421,019	$380,432	$425,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,393	$66,141	$82,516
Accrued compensation	17,632	11,841	13,350
Accrued store closure and lease exit costs	7,103	10,220	13,964
Current portion of long-term debt	886	874	862
Other current liabilities	19,499	21,667	20,521

Total current liabilities	127,513	110,743	131,213
Long-term portion of revolving line of credit	99,800	48,500	94,100
Capital lease obligations	6,256	6,930	7,480
Long-term debt – distribution center lease obligations	112,070	112,735	112,937
Other long-term obligations	25,893	27,481	26,863
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113 for all periods presented	221	221	221
Additional paid-in capital	172,389	171,304	171,253
Accumulated deficit	(123,123)	(97,482)	(118,564)

Total shareholders’ equity	49,487	74,043	52,910

Total liabilities and shareholders’ equity	$421,019	$380,432	$425,503

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$194,569	$181,415	$575,001	$548,005
Cost of sales and occupancy	134,789	135,527	397,020	406,359

Gross profit	59,780	45,888	177,981	141,646
Selling, general and administrative expenses	64,407	64,855	190,763	193,508
Store closure costs	43	241	2,695	6,317
Store preopening expenses	142	223	248	223

Loss from continuing operations, before interest and taxes	(4,812)	(19,431)	(15,725)	(58,402)
Net interest expense	2,774	2,679	8,215	8,366

Loss from continuing operations before income taxes	(7,586)	(22,110)	(23,940)	(66,768)
Income tax expense/(benefit)	(189)	37	161	397

Loss from continuing operations	(7,397)	(22,147)	(24,101)	(67,165)
Income/(loss) from discontinued operations	(948)	90	(1,538)	(17,234)

Net loss	$(8,345)	$(22,057)	$(25,639)	$(84,399)

Net income/(loss) per weighted average share:
Continuing operations
Basic	$(0.34)	$(1.00)	$(1.09)	$(3.04)
Diluted	$(0.34)	$(1.00)	$(1.09)	$(3.04)

Discontinued operations
Basic	$(0.04)	$0.00	$(0.07)	$(0.78)
Diluted	$(0.04)	$0.00	$(0.07)	$(0.78)
Total
Basic	$(0.38)	$(1.00)	$(1.16)	$(3.82)
Diluted	$(0.38)	$(1.00)	$(1.16)	$(3.82)
Weighted average shares outstanding
Basic	22,087	22,087	22,087	22,087
Diluted	22,087	22,087	22,087	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Cash Flows From Operating Activities:
Net loss	$(25,639)	$(84,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,641	21,907
Share-based compensation expense	1,084	1,102
Loss on asset disposal	83	153
Impairment of property and equipment	—	536
Changes in assets and liabilities:
Merchandise inventories	(72,522)	(10,009)
Income taxes	13,010	318
Other assets	4,526	4,278
Accounts payable	16,249	7,977
Other liabilities	(703)	6,273

Net cash used in operating activities	(46,271)	(51,864)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,419)	(2,711)
Proceeds from sale of property and equipment	63	8

Net cash used in investing activities	(3,356)	(2,703)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	169,677	232,422
Payments under revolving line of credit	(118,377)	(176,822)
Principal payments on long-term debt – distribution center lease obligations	(653)	(612)
Principal payments on capital lease obligations	(660)	(1,215)

Net cash provided by financing activities	49,987	53,773

Net increase/(decrease) in cash and cash equivalents	360	(794)

Cash and Cash Equivalents:
Beginning of period	2,602	3,707

End of period	$2,962	$2,913

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,093	$8,295

Cash (received)/paid for income taxes, net	$(12,867)	$132

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 30, 2010 and October 31, 2009

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at October 30, 2010 and October 31, 2009, and the interim results of operations for the three and nine months ended October 30, 2010 and October 31, 2009, and cash flows for the nine months ended October 30, 2010 and October 31, 2009. The balance sheet at January 30, 2010, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month and nine-month periods ended October 31, 2009 have been revised to present certain components as discontinued operations (see Note 3). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

During fiscal 2009, the Company determined that the borrowings and payments under its revolving line of credit should be presented on a gross basis, not a net basis, within the financing activities section of the consolidated statement of cash flows. The presentation for the nine months ended October 31, 2009 has been corrected in the accompanying condensed consolidated financial statements.

The Company has experienced net losses each annual period since fiscal 2006. As of October 30, 2010, the Company had an accumulated deficit of $123.1 million. For the nine months ended October 30, 2010, fiscal 2009 and fiscal 2008, the Company did not generate positive cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. However, the Company believes that its existing cash balance, combined with fourth quarter fiscal 2010 cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures through the next 12 months. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility within the next 12 months. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. As of October 30, 2010, the Company was in compliance with its debt covenant requirements. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back.

The results of operations for the three-month and nine-month periods ended October 30, 2010, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

The costs associated with closing the stores were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” in which the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During the third quarter of fiscal 2010, the costs related to closing stores classified within continuing operations during the quarter totaled $43,000, compared to costs of $241,000 in the third quarter of fiscal 2009, consisting primarily of estimated lease exit costs, net of estimated sublease income.

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

Following is a year-to-date summary of the reserve for store closures in continuing operations, which is included in accrued store closure and lease exit costs of $7.1 million and $14.0 million on the Company’s condensed consolidated balance sheet as of October 30, 2010 and October 31, 2009, respectively (in thousands):

	Nine Months Ended
	October 30, 2010	October 31, 2009
Beginning Balance	$2,770	$—
Lease exit costs, net of estimated sublease income	2,438	5,442
Severance benefits and other closure costs	257	875
Payments for leases and settlements	(3,436)	(1,639)
Payments for severance benefits and other closure costs	(375)	(875)

Ending Balance	$1,654	$3,803

3. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2010, the Company closed one store in Wellington, FL which it has reported as a discontinued operation. As such, both current and prior year results for this store are classified as discontinued operations on the Company’s condensed consolidated statements of operations. Additionally, in January 2009, the Board of Directors of the Company approved a plan for the Company to close 26 of its stores; 18 of these stores are classified within discontinued operations as they were in eight underperforming media markets that the Company exited. All 18 stores classified within discontinued operations were closed during the first quarter of fiscal 2009 and, with the exception of the finalization of any lease settlement activities, all store closure activities were completed during the first quarter of fiscal 2009. The loss from discontinued operations also includes the adjustment of estimated lease exit costs net of estimated sublease income resulting from the settlement of lease buy-out costs related to the 13 stores that were closed in the first quarter of fiscal 2008.

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

Also included in discontinued operations are the costs associated with closing the stores reported as discontinued operations. These costs were accounted for in accordance with ASC 420-10, “Exit or Disposal Cost Obligations” and were approximately $1.4 million for the nine-month period ended October 30, 2010 and $16.3 million for the nine-month period ended October 31, 2009. The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. At the end of each quarter, the Company evaluates the remaining accrual balance.

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

Results from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$688	$464	$1,833	$8,994
Costs and expenses:
Cost of sales and occupancy	536	408	1,413	7,003
Operating and administrative expenses[1]	186	236	604	4,447
Lease exit costs, net of estimated sublease income[1]	829	(270)	1,269	14,218
Severance benefits and other closure costs[1]	85	—	85	560

Loss from discontinued operations, net of tax	$(948)	$90	$(1,538)	$(17,234)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $1.4 million for the nine-month period ended October 30, 2010 and $16.3 million for the nine-month period ended October 31, 2009. For purposes of the table above, $1.5 million of the costs associated with store exit activities for the nine-month period of fiscal 2009 were included in operating and administrative expenses of discontinued operations, as these costs related primarily to consulting and administrative services to close the stores.

Following is a year-to-date summary of the reserve for store closures in discontinued operations, which is included in accrued store closure and lease exit costs of $7.1 million and $14.0 million on the Company’s condensed consolidated balance sheet as of October 30, 2010 and October 31, 2009, respectively (in thousands):

	Nine Months Ended
	October 30, 2010	October 31, 2009
Beginning Balance	$7,450	$3,110
Lease exit costs, net of estimated sublease income	1,269	14,218
Severance benefits and other closure costs	85	560
Payments for leases and settlements	(3,270)	(7,167)
Payments for severance benefits and other closure costs	(85)	(560)

Ending Balance	$5,449	$10,161

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with ASC 718-10, “Share-Based Payment.” Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and then recognized over the period during which services are required to be provided, usually the vesting period. The Company had share-based compensation expense of $388,000 for the three months ended October 30, 2010 compared to $271,000 for the three months ended October 31, 2009. Share-based compensation expense for the nine months ended October 30, 2010 and the nine months ended October 31, 2009 was $1.1 million. Share-based compensation is recorded as a component of selling, general and administrative expenses. As of October 30, 2010, there was $2.1 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted average period of approximately 1.5 years.

During the third quarter of fiscal 2010, the Company granted options to purchase 15,000 shares of common stock to its employees and non-employee directors. No stock options to purchase shares of the Company’s common stock were granted during the third quarter of fiscal 2009. The weighted average fair value per option granted was $2.80 during the three-month period ended October 30, 2010 and $3.37 during the nine-month period ended October 30, 2010, compared to $0.57 for the nine-month period ended October 31, 2009. The following table presents the weighted average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and nine-month periods ended October 30, 2010 and the nine-month period ended October 31, 2009:

	Three Months Ended	Nine Months Ended
	October 30, 2010	October 30, 2010	October 31, 2009
Expected dividend rate	—%	—%	—%
Expected volatility	94.6%	94.1%	83.3%
Risk-free interest rate	1.33%	2.00%	1.76%
Expected term (years)	4.5	4.5	4.5

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised into common stock.

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
October 30, 2010
Shares	22,087	—	22,087	22,087	—	22,087
Earnings/(loss)	$(0.38)	$0.00	$(0.38)	$(1.16)	$0.00	$(1.16)

October 31, 2009
Shares	22,087	—	22,087	22,087	—	22,087
Earnings/(loss)	$(1.00)	$0.00	$(1.00)	$(3.82)	$0.00	$(3.82)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and nine-month periods ended October 30, 2010 and October 31, 2009, there were 3,765,115 and 3,463,386 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of October 30, 2010, January 30, 2010, and October 31, 2009 is summarized as follows:

(In thousands)	October 30, 2010	January 30, 2010	October 31, 2009
Obligations under sale and leaseback:
California distribution centers	$61,619	$62,073	$62,219
Virginia distribution center	51,337	51,536	51,580

Total long-term debt – distribution center lease obligations	112,956	113,609	113,799

Less current portion	(886)	(874)	(862)

Long-term debt – distribution center lease obligations	$112,070	$112,735	$112,937

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of October 30, 2010, the Company was in compliance with its loan covenant requirements, had $99.8 million in borrowings and $9.5 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $80.8 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2010. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at October 30, 2010, at January 30, 2010 and at October 31, 2009 consisted of the following (in millions):

	October 30, 2010	January 30, 2010	October 31, 2009
Account receivable availability	$7.2	$6.0	$6.1
Inventory availability	193.2	130.0	170.4
Less: reserves	(10.3)	(9.7)	(7.6)

Total borrowing base	$190.1	$126.3	$168.9

The aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$99.8	$48.5	$94.1
Outstanding letters of credit	9.5	12.9	11.5

Total obligations	$109.3	$61.4	$105.6

The availability at October 30, 2010, at January 30, 2010 and at October 31, 2009 was (in millions):

Total borrowing base	$190.1	$126.3	$168.9
Less: obligations	(109.3)	(61.4)	(105.6)

Total availability	$80.8	$64.9	$63.3

7. INCOME TAXES

The Company’s effective tax rate from continuing operations was a provision of 0.9%, before discrete items, in the third quarter of fiscal 2010 compared to a provision of 0.4%, before discrete items, in the third quarter of fiscal 2009. The effective tax rate increase is due to an increase in state tax expense as a result of increased revenue. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the third quarter of fiscal 2010 or is expected for the fiscal 2010 annual period.

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of the assets and liabilities. The recording of the net deferred tax asset assumes the realization of such asset in the future; otherwise, a valuation allowance must be recorded to reduce the asset to its net realizable value. The Company considers future pre-tax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. The Company has recorded a full valuation allowance as of October 30, 2010 and October 31, 2009.

At January 30, 2010, the Company had $1.9 million in unrecognized tax benefits; the recognition of which would have an impact of $316,000 on the Company’s income tax provision. At October 30, 2010, the Company had $1.3 million in unrecognized tax benefits, the recognition of which would have an impact of $282,000 on the Company’s income tax provision. At the end of the third quarter of fiscal 2010, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $308,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At October 30, 2010 and at October 31, 2009, the Company had accrued $196,000 and $179,000, respectively, for the potential payment of interest and penalties.

As of October 30, 2010, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 2004 and forward.

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

The fair value of impaired long-lived assets and the initial estimates of store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market where the store is located and, when necessary, uses real estate brokers. There were no impairment charges for the write-down of store assets or impairments related to financial assets during the first nine months of fiscal 2010 compared with a $536,000 non-cash impairment charge for the write-down of store assets to fair value in two underperforming stores during the third quarter of fiscal 2009. Additionally, there were no impairments related to financial assets during the first nine months of fiscal 2010 or fiscal 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended October 30, 2010 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The results of operations for the three-month and nine-month periods ended October 30, 2010, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, which are incorporated by reference herein, as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Company reported a net loss of $8.3 million in the third quarter of fiscal 2010, or $0.38 per diluted share, compared to a net loss of $22.1 million, or $1.00 per diluted share, for the third quarter of last year. The decrease in the net loss was primarily due to a $13.9 million increase in gross profit. The gross profit rate was 30.7% for the third quarter of 2010 versus 25.3% for the third quarter of last year. The increase in gross profit is due to higher same store sales, improved merchandise margin, and to a lesser extent, decreased occupancy costs. The improvement in merchandise margin for both the third quarter and year-to-date periods are the result of strong performance in non-furniture home categories as well as significantly lower markdowns and higher initial mark-ups across most categories of the business compared with the same periods a year ago.

In the third quarter of fiscal 2010, the Company opened one new store and closed one store to end the quarter with 263 stores in 30 states. The one store closed during the third quarter of fiscal 2010 was in Wellington, FL and is now reported as a discontinued operation. As such, both current and prior year results for this store are classified as discontinued operations on the Company’s condensed consolidated statements of operations.

Results of Operations

The three months and nine months ended October 30, 2010 as compared to the three months and nine months ended October 31, 2009

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $13.2 million, or 7.3%, to $194.6 million for the third quarter of fiscal 2010 from $181.4 million for the third quarter of fiscal 2009. Year-to-date, net sales were $575.0 million, a 4.9% increase from the same period last year. Comparable store sales increased 8.8% in the third quarter of fiscal 2010, compared to a decrease of 9.1% in the third quarter of fiscal 2009. Year-to-date, comparable store sales increased 6.9% compared to a decrease of 9.6% for the same period last year. The increase in comparable store sales in the third quarter of fiscal 2010 was attributable to an 11.9% increase in customer count, slightly offset by a 2.8% decrease in the average ticket per customer. As of October 30, 2010, the calculation of comparable store sales included a base of 262 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores which remain comparable upon opening. At the end of the third quarter of fiscal 2010, the Company operated 263 stores in 30 states versus 270 stores in 30 states at the end of the third quarter of fiscal 2009.

The Company classifies its sales into home and consumables product lines. For the third quarter of fiscal 2010, home accounted for 62% of total sales versus 61% for the third quarter of last year, and consumables accounted for 38% of total sales versus 39% for the third quarter of last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, decreased $0.7 million, or 0.5%, to $134.8 million in the third quarter of fiscal 2010 as compared to the third quarter of last year. As a percentage of net sales, total cost of sales and occupancy decreased 540 basis points to 69.3% in the third quarter of fiscal 2010 compared to 74.7% in the third quarter of fiscal 2009. The 540 basis point decrease was primarily due to improvement in merchandise margin, as well as lower occupancy expenses compared to the third quarter of last year and the leveraging of those expenses on higher same store sales. Year-to-date, total costs of sales and occupancy were $397.0 million and decreased $9.3 million, or 2.3%, compared to the same period in fiscal 2009. As a percentage of net sales, total cost of sales and occupancy for the year decreased 520 basis points to 69.0% from 74.2% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses for the third quarter of fiscal 2010 were $64.4 million and decreased slightly compared to the third quarter last year. As a percentage of net sales, SG&A expenses decreased 260 basis points to 33.1% for the third quarter of fiscal 2010 from 35.7% for the third quarter last year. The decrease in SG&A expenses as a percentage of net sales is largely due to increased leverage on higher same store sales. Year-to-date, as a percentage of net sales, SG&A expenses decreased 210 basis points to 33.2% from 35.3% for the same period last year. Included in SG&A for the third quarter and year-to-date fiscal 2010 periods is a $3.5 million accrual for the pro-rated portion of the estimated annual payout related to the Company’s fiscal 2010 management incentive plan. This accrual was made because the Company’s performance is significantly ahead of its financial plans and no such accrual was required or payout made last year.

Store Closure Costs Costs related to closing the stores classified within continuing operations were $43,000 for the third quarter of fiscal 2010 compared to $241,000 for the third quarter of fiscal 2009. Year-to-date, costs related to closing the stores classified within continuing operations were $2.7 million compared to $6.3 million for the same period last year. Store closure costs were primarily related to lease exit costs from the five stores that closed during the first quarter of fiscal 2010 and from the eight stores that closed during the first quarter of fiscal 2009.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. Store preopening expenses for the third quarter of fiscal 2010 were $142,000 compared to $223,000 for the third quarter of fiscal 2009. The Company opened one new store during the third quarter of fiscal 2010 compared to opening two new stores during the third quarter of fiscal 2009. Year-to-date, preopening expenses for fiscal 2010 were $248,000 compared to $223,000 for the same period last year, with two store openings for both year-to-date fiscal 2010 and fiscal 2009. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $2.8 million for the third quarter of fiscal 2010 compared to $2.7 million for the third quarter of fiscal 2009. Included in net interest expense is interest related to the distribution center lease obligations of $2.1 million for the third quarter of fiscal 2010 and $2.0 million for the third quarter of fiscal 2009. Year-to-date, net interest expense was $8.2 million compared to $8.4 million for the same period last year.

Income Taxes The Company’s effective tax rate from continuing operations was a provision of 0.9%, before discrete items, in the third quarter of fiscal 2010 compared to a provision of 0.4%, before discrete items, in the third quarter of fiscal 2009. The effective tax rate increase is due to an increase in state tax expense as a result of increased revenue. Because the Company has recorded a full valuation allowance on its net deferred tax asset, no federal or state tax benefit has been recorded on its operating loss in the third quarter of fiscal 2010 or is expected for the fiscal 2010 annual period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $3.0 million at October 30, 2010 and $2.9 million at October 31, 2009. The Company met its short-term liquidity needs and its capital requirements for the nine-month period ended October 30, 2010 with existing cash and cash provided from financing activities.

The Company has experienced net losses each annual period since fiscal 2006. As of October 30, 2010, the Company had an accumulated deficit of $123.1 million. For the nine months ended October 30, 2010, fiscal 2009 and fiscal 2008, the Company did not generate positive cash flows from its operating activities. There can be no assurance that the business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on the Company’s financial condition. However, the Company believes that its existing cash balance, combined with fourth quarter fiscal 2010 cash flows from operations and borrowings under its asset-based credit facility, will be sufficient to enable it to meet planned expenditures through the next 12 months. The Company is dependent upon its asset-based credit facility to fund operating losses and seasonal inventory purchases. The Company does not plan on fully paying off its asset-based credit facility within the next 12 months. Access to the Company’s asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. As of October 30, 2010, the Company was in compliance with its debt covenant requirements. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations may need to be scaled back.

Cash Flows From Operating Activities Net cash used in operating activities totaled $46.3 million year-to-date compared to $51.9 million in the same period last year, a decrease of $5.6 million. The decrease in net cash used in operations compared to last year was primarily due to a lower net loss for the nine month period of fiscal 2010 compared to the same period last year, the receipt of a $13.0 million tax refund, as well as a greater increase in accounts payable year over year. This decrease was partially offset by a greater increase in merchandise inventories compared to the same nine month period of last year.

Cash Flows From Investing Activities Net cash used in investing activities totaled $3.4 million year-to-date as compared to $2.7 million for the same period last year.

The Company estimates that fiscal 2010 capital expenditures will be approximately $4.4 million; including approximately $1.9 million for management information systems and distribution center projects and $2.5 million allocated to investments in existing stores and various other corporate projects. The Company does not intend to open or close any stores for the remainder of fiscal 2010.

Cash Flows From Financing Activities Net cash provided by financing activities was $50.0 million year-to-date compared to $53.8 million for the same period last year. Borrowings, net of payments, under the Company’s asset-based credit facility increased $51.3 million as of October 30, 2010 from $48.5 million at January 30, 2010, compared to an increase of $55.6 million for the same period last year. Principal payments on long-term debt in the first nine months of fiscal 2010 were $653,000 compared to $612,000 in the first nine months of fiscal 2009 and principal payments on capital lease obligations in the first nine months of fiscal 2010 were $660,000 compared to $1.2 million in the first nine months of fiscal 2009.

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of October 30, 2010, the Company was in compliance with its loan covenant requirements, had $99.8 million in borrowings and $9.5 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $80.8 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2010. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter (Holiday) season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

Subsequent to quarter end for the third quarter of fiscal 2010, the Company received $200.0 million in commitments from a bank consortium led by Bank of America to execute an agreement that would amend and extend the Company’s existing $200.0 million asset-based credit facility which is due to expire on June 25, 2012. The new agreement would allow for borrowings and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which would be drawn on the effective date. The structure of the new facility allows for increased borrowing capacity with similar financial covenants and includes a $50.0 million accordion feature. The execution and effective date of the agreement is expected to be in December 2010, and will have a term of five years.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company does not believe there were any significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of October 30, 2010, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 30, 2010, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results and cause the market price of our stock to decline, perhaps significantly. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COST PLUS, INC.
Registrant

Date: December 7, 2010	By:	/s/ Jane L. Baughman
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