Form 10-K
period 2011-01-29
COST PLUS INC/CA/
filed 2011-04-05
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64.8 million as reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock beneficially held by each executive officer and director have been excluded in that such persons are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes. As of April 4, 2011, 22,148,688 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held in 2011 (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Except with respect to information specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part hereof.

COST PLUS, INC.

2010 FORM 10-K

Forward-Looking Information

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K are forward-looking statements, which reflect Cost Plus, Inc.’s current beliefs and estimates with respect to future events and the Company’s future financial performance, business, operations and competitive position. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I, Item 1A of this Form 10-K under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products in the United States. Cost Plus, Inc. was organized as a California corporation in November 1946 and opened its first retail store in 1958 in San Francisco, California. As of January 29, 2011, the Company operated 263 stores under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 30 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

The Company’s stores are located predominantly in high traffic metropolitan, urban and suburban locales. During the fiscal year ended January 29, 2011, the Company opened a total of two new stores; both are in the existing markets of San Antonio, Texas and Chicago, Illinois. In addition to opening two new stores in fiscal 2010, the Company also closed seven stores. During the first quarter of fiscal 2011, the Company closed four underperforming stores that reached the end of their lease terms.

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

Products. The Company believes its distinctive and unique merchandise and shopping environment differentiates it from other retailers. Many of Cost Plus World Market’s products are proprietary or private label. The “World Market” brand name or other brand names exclusive to the Company often incorporate the Company’s own designs, and have quality standards and specifications typically not available at department stores or other specialty retailers. In addition to strengthening the stores’ product offering, proprietary and private label goods typically offer higher gross margins and stronger consumer values than branded goods. A significant portion of Cost Plus World Market’s products are made abroad in over 50 countries and many of these goods are handcrafted by local artisans. The Company’s product offering is designed to provide solutions to customers’ casual living and home entertaining needs. The offerings include home decorating items such as furniture, rugs, pillows, bath linens, lamps, window coverings, frames, and baskets. Cost Plus World Market’s furniture products include ready-to-assemble living and dining room pieces, unusual handcrafted case goods and occasional pieces, as well as outdoor furniture made from a variety of materials such as rattan, hardwood and metal. The Company also sells a number of tabletop and kitchen items including glassware, ceramics, textiles and cooking utensils. Kitchen products include an assortment of products organized around a variety of themes such as baking, food preparation, barbecuing and international dining.

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

Cost Plus World Market also offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea and bottled water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores that have been privately bottled and imported from around the world. State regulations may limit or restrict the Company’s ability to sell alcoholic beverages. Consumable products, particularly beverages, generally have lower margins compared to the Company’s average. Gourmet foods include packaged products from around the world, seasonal items that relate to “traditional” holidays and customs, private label products and goods exclusive to the Company. Packaged snacks, candy and pasta are often displayed in open barrels and crates. Food items typically have a shelf life of six months or longer.

The Company accounts for its operations as one operating segment. The Company classifies its sales into the home furnishings and consumables product lines. Sales in each category as a percentage of total net sales for the prior three fiscal years were as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Home Furnishings	60%	59%	61%
Consumables	40%	41%	39%

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

The average selling space of a Cost Plus World Market store is approximately 15,700 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center where each quadrant, with bulk displays and end caps highlighting everyday value priced items, lead the customer into different product areas. The Company has a seasonal shop, usually located in the heart of the store, which features seasonal products and themes, such as the holiday shop, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and free standing displays are changed frequently. Approximately 2,900 square feet of back office and stock space are included in the total square footage at a store, which averages about 18,600 square feet per store.

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

Marketing and Advertising

The Company’s marketing program leverages an integrated, multimedia approach to engage the customer and drive traffic. During fiscal 2010, the Company successfully drove acquisition and retention with traditional and new media vehicles that showcased the brand, product assortment and promotional activities. The Company continues to test and expand its marketing programs, utilizing a myriad of tools including electronic media, public relations, partnerships and social media.

In fiscal 2010, the Company continued its efforts with the World Market Explorer customer loyalty program, tripling its size from the prior year. This program allows the Company to recognize and reward its best customers. Key program elements are designed to increase shopping frequency, increase average ticket size and engage customers with the brand.

The Company’s website, www.worldmarket.com, supports its multi-channel retail philosophy. Through the site, the Company offers customers a rich online shopping experience, a robust pre-shopping tool with detailed product information and another branded customer channel.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers; the largest of which represented approximately 4% of total purchases in the fiscal year ended January 29, 2011. A significant portion of Cost Plus World Market’s products are manufactured abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with its suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing primarily directed by the corporate buying office.

The Company currently services its stores from its distribution centers located in Stockton, California and Windsor, Virginia. Domestically sourced merchandise is usually delivered to the distribution centers by common carrier or by Company trucks.

Information Systems

Each of the Company’s stores is linked to the Cost Plus World Market headquarters in Oakland, California through an IBM 4690 Point-of-Sale (“POS”) system and a Multiprotocol Label Switching (“MPLS”) data network that interfaces with an IBM AS/400 computer. The Company’s information systems keep records, which are updated daily, of every merchandise item sold in each store, as well as financial, sales and inventory information. The POS system also has scanning, price look-up and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities. In fiscal 2009, a new customer loyalty system, World Market Explorer, was developed and implemented to drive shopping frequency and increase sales among customers who already shop at the store. In fiscal 2010, a new returns management system was implemented to minimize fraudulent returns and improve speed of service at the POS.

Purchasing operations are facilitated by the use of merchandise information systems that allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s Central Replenishment system includes stock keeping unit (“SKU”) and store-specific “model stock” logic that enables the Company to maintain adequate stock levels on basic goods in each location. The Company previously implemented an Assortment Planning application to improve SKU level planning and management.

The Company uses several other information systems to manage and control its operations and finances. These information systems are designed to ensure the integrity of the Company’s inventory, support pricing decisions, process payroll, pay bills, control cash, maintain fixed assets and track promotions throughout all of the Company’s stores. The Company’s Warehouse Management system enables its distribution centers to receive, locate, pick and ship inventory to stores. The Company previously implemented a distribution center labor management system to improve distribution center labor planning, tracking and reporting.

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

Employees

As of January 29, 2011, the Company had 1,951 full-time and 3,971 part-time employees. Of these, 5,277 were employed in the Company’s stores and 645 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 11 stores in Northern California are covered by a collective bargaining agreement that expires on May 31, 2012. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Asian Passage,” “Cab-u-lous,” “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crossroads,” “Electric Reindeer,” “Marche du Monde with logo,” “Marche du Monde,” “Market Classics,” “Mercado Del Mundo,” “One World. One Store,” “Soiree,” “The Big Sipper,” “There with logo,” “World Market,” “World Market Explorer,” “World Market Pairings” and “Zinfatuation” marks with the United States Patent and Trademark Office on the Principal register. The Company has pending applications to register its “World Grill,” and “Pomona” marks with the United States Patent and Trademark Office. In Canada, the Company has registered its “Cost Plus,” “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” logo mark. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

Geographic Information

During the last three years, substantially all of our revenue was generated within the United States, and a majority of our long-lived assets were located within the United States.

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

Prior to recognizing net income in fiscal 2010, we recognized net losses in each annual period since fiscal 2006. As of January 29, 2011, we had an accumulated deficit of $94.6 million. For fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. There can be no assurance that our business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued.

The recent deterioration of the global economic environment and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The global economic environment has deteriorated substantially during the past few years. The declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. Although we have experienced a slight improvement in the overall economy over the last 12 months, if the economy deteriorates or slides back into a recession, there may be a negative impact on the Company’s financial results.

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

Our quarterly operating results may also fluctuate based on the factors set forth in this Risk Factors section, as well as such factors as:

•	delays in the flow of merchandise to our stores;

•	the amount of sales contributed by new and existing stores;

•	the mix of products sold;

•	the timing and level of markdowns;

•	store closings or relocations;

•	competitive factors;

•	changes in our operating expenses;

•	changes in fuel and other shipping costs;

•	general economic conditions;

•	foreign exchange rates;

•	labor market fluctuations;

•	the impact of terrorist activities;

•	our ability to acquire merchandise and manage inventory levels;

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	changes in accounting rules and regulations; and

•	unseasonable weather conditions.

These fluctuations may also cause a decline in the market price of our common stock.

Our success depends to a significant extent upon the overall level of consumer spending.

As a retail business our success depends to a significant extent upon the overall level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, credit and financial markets, employment and salary levels, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of our stores are located in the western United States, especially in California. Lower levels of consumer spending in this region could have a material adverse affect on our financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for our merchandise, may limit our ability to increase prices and may require us to incur higher selling and promotional expenses, which in turn would harm our business and operating results.

If we fail to protect the security of personal information about our customers, we could be subject to costly government and industry enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our customers. If we experience a data security breach, or are perceived as violating regulations relating to personal information and privacy, we could be exposed to government and industry enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations. We are currently involved in litigation regarding our use of personal information (zip codes), the disposition of which is not expected to have a material effect on our financial position or results of operations. Please refer to the risk factor below entitled “Lawsuits and other claims against our Company may adversely affect our operating results.”

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

Our operating results will be harmed if we are unable to meet our gross margin and comparable store sales expectations.

Our results depend, in part, on our ability to continue to improve our gross margin and improve sales at our existing stores. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. In fiscal 2010, comparable store sales increased by 7.2% from fiscal 2009 and fiscal 2009 sales decreased by 7.1% from fiscal 2008. Various factors affect both gross margin and comparable store sales, including:

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

We import a significant amount of our merchandise from over 50 countries and numerous suppliers. We have no long-term contracts with our suppliers but instead rely on long-term relationships that we have established with many of these suppliers. Our future success will depend to a significant extent on our ability to maintain our relationships with our suppliers or to develop new ones. As an importer, our business is subject to the risks generally associated with doing business abroad such as the following:

•	foreign governmental regulations,

•	economic disruptions,

•	delays in shipments,

•	freight cost increases,

•	changes in weather or natural disasters,

•	changes in political or economic conditions in countries from which we purchase products, and

•	the effect of trade regulation by the United States, including quotas, duties and taxes and other charges or restrictions on imported merchandise.

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

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the business.

The success and growth of the Company is partially dependent on generating customer traffic in order to gain sales momentum in its stores. Successful marketing efforts require the ability to reach customers through their desired mode of communication utilizing various media outlets. Some media placement decisions are generally made months in advance of the scheduled release date although new electronic and online media tools provide for some short-term flexibility. The Company’s inability to accurately predict its consumers’ preferences, to utilize the desired mode of communication, or to ensure availability of advertised products may negatively impact the business and operating results.

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

The market price of our common stock is affected by factors such as fluctuations in our operating results, a downturn in the retail industry, changes in interest rates, changes in financial estimates by us or securities analysts and recommendations by securities analysts regarding our Company, other retail companies or the retail industry in general, general market and economic conditions, as well as other factors set forth in this Risk Factors section. In addition, the stock market can experience price and volume fluctuations that are unrelated to the operating performance of particular companies.

Impact of natural disasters.

The occurrence of one or more natural disasters, including earthquakes (particularly in California where our Stockton distribution center is located and approximately 29% of our sales were generated in fiscal 2010) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

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

We have significant purchase obligations with suppliers outside of the United States. During both fiscal 2010 and fiscal 2009, approximately 3.8% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future.

Provisions in our charter documents could prevent or delay a change in control of our Company and may reduce the market price of our common stock.

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

We are involved in litigation, claims and assessments incidental to our business, the disposition of which is not expected to have a material effect on our financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these matters. While outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. The Company’s policy is to accrue our best estimate of the probable cost for the resolution of claims. When appropriate, such estimates are developed in consultation with outside counsel handling the matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability may change.

Changes to estimates related to the Company’s property and equipment, or operating results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets.

The Company makes certain estimates and projections with regards to individual store operations in connection with its impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s results of operations could be adversely affected.

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

Our effective income tax rate is influenced by a number of factors. Changes in the tax laws, the interpretation of existing laws, the ability to apply our federal net operating loss carry forward against future taxable income or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations and could have a material adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of April 5, 2011, the Company operated 259 stores in 30 states. The average selling space of a Cost Plus World Market store was approximately 15,700 square feet. The total average square footage of a Cost Plus World Market store was approximately 18,600 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	5	Idaho	2	Michigan	5	South Carolina	8
Arizona	15	Illinois	12	Missouri	5	South Dakota	1
California	69	Indiana	1	Montana	2	Tennessee	5
(Northern California	30)	Iowa	1	Nevada	5	Texas	30
(Southern California	39)	Kansas	2	New Mexico	3	Utah	2
Colorado	7	Kentucky	1	North Carolina	10	Virginia	9
Florida	13	Louisiana	6	Ohio	9	Washington	11
Georgia	6	Maryland	2	Oregon	7	Wisconsin	5

The Company leases land and buildings for 254 stores (of which 10 are capital leases) and leases land and owns the buildings for five stores. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease that expires in October 2013 and includes an option to renew for an additional five year term.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Stockton, California on 55 acres of land. The distribution center has two separate but adjacent facilities, one of which is used primarily for furniture distribution and the other is primarily used for general merchandise distribution. The California distribution center is the Company’s primary distribution center for its stores in the western United States. The Company owned the property prior to leasing it. The initial term of the building lease expires April 30, 2026. The Company has two options to renew for five year terms each and one option to renew for a term of four years. Additionally, the Company has one time termination rights to terminate the leases on April 30, 2016 and July 31, 2017, respectively. The Company accounted for the sale and leaseback of the properties as financings whereby the net book value of the assets and the lease obligations remain on the Company’s consolidated balance sheet.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Windsor, Virginia on 82 acres of land. The Company owned the property prior to leasing it. The initial term of the lease expires December 21, 2026. The Company has the option to renew for four consecutive terms of five years each. Additionally, the Company has a one time termination right to terminate the lease on December 31, 2016. The Company accounted for the sale and leaseback of the property as a financing whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet.

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

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages as of April 5, 2011 are as follows:

Name	Age	Position
Barry J. Feld	54	Chief Executive Officer, President and Director
Jane L. Baughman	44	Executive Vice President, Chief Financial Officer and Secretary
Jeffrey A. Turner	48	Executive Vice President, Operations and Chief Information Officer

Mr. Feld was appointed Chief Executive Officer and President of Cost Plus, Inc. in October 2005. From August 1999 until October 2005, Mr. Feld was President, Chief Executive Officer and Chairman of the Board of Directors of PCA International, Inc., the largest North American operator of portrait studios focused on serving the discount retail market. From November 1998 to June 1999, Mr. Feld was President and Chief Operating Officer of Vista Eyecare, Inc., a specialty eyecare retailer. He joined Vista Eyecare as a result of its acquisition of New West Eyeworks, Inc., where he had been serving as President and a director since May 1991 and as Chief Executive Officer and a Director since February 1994. From 1987 to May 1991, Mr. Feld was with Frame-n-Lens Optical, Inc., where he served as its president prior to joining New West. Prior to that, he served in various senior management positions at Pearle Health Services for 10 years and, for a number of years, he served as an acquisition and turnaround specialist for optical retail groups acquired by Pearle. PCA International filed for protection under Chapter 11 of the federal Bankruptcy Code in August 2006. Mr. Feld also serves on the Santa Clara University Advisory Board.

Ms. Baughman is the Executive Vice President and Chief Financial Officer for Cost Plus, Inc. She is responsible for all of the Company’s financial activities including: Finance, Accounting, Treasury, Risk Management, Tax and Real Estate, and has more than 19 years of retail experience. Ms. Baughman joined Cost Plus in February 1996 as Manager of Merchandise Planning and has been promoted into positions of increasing responsibility including: Director of Financial Planning & Analysis, VP of Finance, Treasurer, and SVP Financial Operations prior to her appointment as EVP and Chief Financial Officer in September 2007. Ms. Baughman has also served as the Company’s Corporate Secretary since August 2001. Prior to joining the Company, Ms. Baughman served in various financial positions for The Nature Company and The Gap, Inc., and worked in investment banking as a financial analyst for Dillon Read & Co., Inc.

Mr. Turner joined the Company in September 2007 as Senior Vice President and Chief Information Officer. Effective March 2010, Mr. Turner was promoted to the position of Executive Vice President of Operations and Chief Information Officer. As EVP of Operations and Chief Information Officer, Mr. Turner is responsible for store operations, international logistics and customs, distribution, domestic transportation, and information technology. Mr. Turner has more than 26 years of information technology experience, as well as 19 years of retail experience. Prior to joining the Company, Mr. Turner served as Senior Vice President and Chief Information Officer for Restoration Hardware from June 2004 to September 2007. Mr. Turner also held senior level information technology positions at Levi Strauss & Co. and Gap Inc. from 1991 to 2004. He served as the Vice President, Global and North America Development at Levi Strauss & Co. from August 2001 to February 2004, and he served from September 1991 to July 2001 in a variety of roles at Gap Inc. culminating in the position of Vice President, Global Store Technology. Mr. Turner began his career in management consulting with Arthur Andersen in July 1984.

There are no family relationships among any of our directors or executive officers.

In fiscal 2010, the Board of Directors of the Company reviewed the officers of the Company who were classified as “executive officers” pursuant to the rules and regulations of the Securities and Exchange Commission and determined that currently only three such officers met such rules and regulations: Mr. Feld, Ms. Baughman and Mr. Turner.

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

Fiscal Year Ended January 29, 2011

	Price Range
	High	Low
First Quarter	$5.64	$1.13
Second Quarter	5.74	3.01
Third Quarter	5.28	3.05
Fourth Quarter	12.46	5.10

Fiscal Year Ended January 30, 2010

	Price Range
	High	Low
First Quarter	$2.03	$0.55
Second Quarter	2.03	1.29
Third Quarter	2.95	1.61
Fourth Quarter	2.10	0.98

As of March 24, 2011, the Company had 44 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 4,700 beneficial shareholders as of that date.

Dividend Policy

As of January 29, 2011, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so. Certain provisions of the Company’s loan agreements restrict the ability of the Company to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a stock repurchase program authorized by its Board of Directors to repurchase up to 1,074,500 shares of its common stock. No shares have been repurchased under the program since fiscal 2004. The program does not require the Company to repurchase any common stock and may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from our proxy statement to be filed for our 2011 Annual Meeting of Shareholders. See Item 12 of this Annual Report on Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Retail Trade Index from January 31, 2006 through the fiscal year ended January 29, 2011. In preparing the graph it was assumed that: (i) $100 was invested on January 31, 2006 in our common stock at $19.55 per share (adjusted for stock splits), the Nasdaq Composite Index and the Nasdaq Retail Trade Index; and (ii) all dividends were reinvested.

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

*	$100 invested on 1/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	1/06	1/07	1/08	1/09	1/10	1/11
Cost Plus, Inc.	100.00	52.69	20.46	4.91	6.14	43.48
NASDAQ Composite	100.00	109.00	107.45	66.46	97.13	123.13
NASDAQ Retail Trade	100.00	103.41	111.20	75.42	127.28	168.13

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data1

(In thousands, except per share amounts and selected operating data)	Fiscal Year[2]
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$916,564	$867,045	$948,653	$949,838	$962,315
Cost of sales and occupancy	625,619	637,851	702,205	678,972	679,714

Gross profit	290,945	229,194	246,448	270,866	282,601
Selling, general and administrative expenses	270,853	270,852	313,679	303,161	293,333
Store closure costs	3,173	5,799	—	—	—
Store preopening expenses	254	238	2,985	3,270	5,303
Impairment of goodwill	—	—	—	—	4,178

Income (loss) from continuing operations, before interest and taxes	16,665	(47,695)	(70,216)	(35,565)	(20,213)
Net interest expense	11,115	11,206	12,840	11,613	7,126

Income (loss) from continuing operations before income taxes	5,550	(58,901)	(83,056)	(47,178)	(27,339)
Income tax (benefit) expense	876	(12,738)	758	34	(10,687)

Net income (loss) from continuing operations	4,674	(46,163)	(83,814)	(47,212)	(16,652)

Loss from discontinued operations, net of income tax	(1,816)	(17,156)	(18,854)	(8,288)	(5,884)

Net income (loss)	$2,858	$(63,319)	$(102,668)	$(55,500)	$(22,536)

Net income (loss) per share from continuing operations:
Basic	$0.21	$(2.09)	$(3.80)	$(2.14)	$(0.75)
Diluted	$0.21	$(2.09)	$(3.80)	$(2.14)	$(0.75)
Net loss per share from discontinued operations:
Basic	$(0.08)	$(0.78)	$(0.85)	$(0.37)	$(0.27)
Diluted	$(0.08)	$(0.78)	$(0.85)	$(0.37)	$(0.27)
Net income (loss) per share:
Basic	$0.13	$(2.87)	$(4.65)	$(2.51)	$(1.02)
Diluted	$0.13	$(2.87)	$(4.65)	$(2.51)	$(1.02)
Weighted-average shares outstanding—basic	22,087	22,087	22,087	22,086	22,068
Weighted-average shares outstanding—diluted	22,621	22,087	22,087	22,086	22,068

Selected Operating Data:
Percent of net sales:
Gross profit	31.7%	26.4%	26.0%	28.5%	29.4%
Selling, general and administrative expenses	29.6%	31.2%	33.1%	31.9%	30.5%
Income (loss) from continuing operations, before interest and taxes	1.8%	(5.5)%	(7.4)%	(3.7)%	(2.1)%
Number of stores:
Opened during period	2	2	15	15	24
Closed during period	7	30	17	4	4
Open at end of period	263	268	296	298	287
Average sales per selling square foot[3]	$218	$201	$222	$223	$237
Comparable store sales increase (decrease)[4]	7.2%	(7.1)%	(2.6)%	(5.4)%	(3.3)%

Balance Sheet Data (at period end):
Working capital	$69,978	$101,097	$128,773	$161,129	$198,749
Total assets	348,649	380,432	444,992	553,747	569,546
Long-term debt and long-term capital lease obligations	117,876	119,665	120,721	122,769	121,567
Total shareholders’ equity	78,365	74,043	136,209	237,519	291,459
Current ratio	1.55	1.91	2.11	2.03	2.73
Debt to equity ratio	185.1%	229.5%	118.4%	60.2%	42.4%

1.	The consolidated statements of operations for the fiscal years 2009, 2008, 2007 and 2006 have been revised to present certain components as discontinued operations (see Note 3 of Notes to Consolidated Financial Statements). Unless otherwise indicated, information presented in the Notes to the Consolidated Financial Statements relates only to the Company’s continuing operations.
2.	The Company’s fiscal year end is the Saturday closest to the end of January. Fiscal 2006 was 53 weeks; all other fiscal years presented consisted of 52 weeks.
3.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
4.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. Comparable store sales for fiscal 2006 were measured on a 53-week basis. In all other years presented, comparable store sales were measured on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Information

The following discussion and analysis of results of operations, financial condition, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. The fiscal years ended January 29, 2011 (fiscal 2010), January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008) all included 52 weeks. The consolidated statements of operations for periods ended fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006 have been revised to present certain components as discontinued operations (see Note 3 of the Notes to the Consolidated Financial Statements). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

The discussion in this Annual Report on Form 10-K contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I, Item 1A of this Form 10-K under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. As of January 29, 2011, the Company operated 263 stores in 30 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

Net sales for fiscal 2010 increased 5.7% to $916.6 million from $867.0 million for fiscal 2009, while comparable store sales for fiscal 2010 increased 7.2% compared to a 7.1% decrease in fiscal 2009. Net income in fiscal 2010 was $2.9 million, or $0.13 per diluted share, versus a net loss in fiscal 2009 of $63.3 million, or $2.87 per diluted share. This was a pivotal year for the Company as it returned to profitability for the first time since fiscal 2005, one year ahead of its financial plan. The return to profitability was achieved through strong sales and margin performance combined with the controlling of expenses throughout the year.

The Company ended the year with $25.4 million in borrowings (including the $10.0 million term loan) and $10.8 million in letters of credit outstanding under its asset-based credit facility compared to $48.5 million in borrowings and $12.9 million in letters of credit last year. During the fourth quarter of fiscal 2010, the Company executed an agreement that amended its existing $200.0 million asset-based credit facility which was due to expire on June 25, 2012. The new agreement has a term of five years and allows for borrowings and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan that was drawn on the effective date. The structure of the new facility allows for increased borrowing capacity with similar financial covenants and includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate.

The Company opened two new stores and closed seven stores during fiscal 2010 to end the year with 263 stores. During the first quarter of fiscal 2011, the Company closed four underperforming stores that reached the end of their lease terms.

Fiscal 2010 Compared to Fiscal 2009

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales and shipping revenue. Net sales increased $49.5 million, or 5.7%, to $916.6 million in fiscal 2010 from $867.0 million in fiscal 2009. The increase in net sales was attributable to a 7.2% increase in comparable store sales compared to a 7.1% decrease in fiscal 2009. Customer count for fiscal 2010 increased 7.7% and the average ticket decreased 0.4%. As of January 29, 2011, the calculation of comparable store sales included a base of 262 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales. As of January 29, 2011, the Company operated 263 stores compared to 268 stores as of January 30, 2010.

The Company classifies its sales into home furnishings and consumables product lines. Home furnishings were 60% of sales in fiscal 2010 compared to 59% in fiscal 2009 and consumables were 40% of sales in fiscal 2010 compared to 41% in fiscal 2009. The Company has grown its private label business, particularly in consumables, to compliment the branded gourmet food and wine products and to increase our customer’s shopping frequency. During fiscal 2010, there was a modest shift in sales mix back towards the home categories which is part of the Company’s ongoing strategy. The Company expects the current sales mix experienced in fiscal 2010, in particular with non-furniture home categories, to remain relatively constant for the next 12 months.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of the cost of inventory sold during the period, costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, decreased $12.2 million, or 1.9%, to $625.6 million in fiscal 2010 compared to $637.9 million in fiscal 2009. As a percentage of net sales, total cost of sales and occupancy decreased 530 basis points to 68.3% in fiscal 2010 from 73.6% in fiscal 2009. Cost of sales for fiscal 2010 decreased 380 basis points based on the strong performance in non-furniture home categories as well as significantly lower markdowns and higher initial markups across most categories of the business compared with the same period a year ago. Occupancy as a percentage of net sales for fiscal 2010 decreased 150 basis points as a result of lower costs and the leveraging of the costs on higher comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses remained flat at $270.9 million for both fiscal 2010 and fiscal 2009. As a percentage of net sales, SG&A expenses for fiscal 2010 decreased 160 basis points to 29.6% in 2010 from 31.2% in fiscal 2009. Included in SG&A for fiscal 2010 is $5.5 million of expense related to the estimated annual bonus payout under the fiscal 2010 Management Incentive Plan. There was no Management Incentive Plan bonus for fiscal 2009.

Store Closure Costs Costs related to closing the stores classified within continuing operations totaled $3.2 million for fiscal 2010 compared to $5.8 million for fiscal 2009. The company closed five stores classified as continuing operations in fiscal 2010 compared to eight stores in fiscal 2009. The store closure costs for fiscal 2010 and fiscal 2009 primarily consist of lease exit costs which are recorded at the time the store is closed as well as other costs related to closing the stores such as relocating and terminating employees.

Store Preopening Expenses Store preopening expenses, which include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses, were $0.3 million in fiscal 2010 compared to $0.2 million in fiscal 2009. The Company opened two stores in both fiscal 2010 and fiscal 2009. Per store average preopening expense remained relatively flat in fiscal 2010 compared to fiscal 2009. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net Interest Expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $11.1 million in fiscal 2010 compared to $11.2 million in fiscal 2009. Included in net interest expense is interest related to the distribution center lease obligations of $8.3 million and $8.2 million for fiscal 2010 and fiscal 2009, respectively.

Income Taxes The Company’s effective tax rate for fiscal 2010 was 23.1%, compared to a benefit of 16.7% in fiscal 2009. The rate increase is primarily due to the Company’s pre-tax book income and corresponding increase in state tax expense. For fiscal 2010, the Company reserved against all remaining net deferred tax assets. For more information, see Note 9 to our consolidated financial statements. For fiscal 2011, the Company expects that the effective tax rate will be consistent with the fiscal 2010 effective tax rate.

Fiscal 2009 Compared to Fiscal 2008

Net Sales Net sales decreased $81.6 million, or 8.6%, to $867.0 million in fiscal 2009 from $948.7 million in fiscal 2008. The decrease in net sales was attributable to a decrease in comparable store sales and net sales related to the eight store closures included in continuing operations. Comparable store sales decreased 7.1% compared to a decrease of 2.6% in fiscal 2008 due primarily to a lower average ticket and a relatively flat customer count. As of January 30, 2010, the calculation of comparable store sales included a base of 266 stores. As of January 30, 2010, the Company operated 268 stores compared to 296 stores as of January 31, 2009.

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

Cost of Sales and Occupancy Cost of sales and occupancy decreased $64.4 million, or 9.2%, to $637.9 million in fiscal 2009 compared to $702.2 million in fiscal 2008. As a percentage of net sales, total cost of sales and occupancy decreased 40 basis points to 73.6% in fiscal 2009 from 74.0% in fiscal 2008. Cost of sales for fiscal 2009 decreased 130 basis points primarily due to the $9.0 million charge in fiscal 2008 related to the permanent write-down of selected inventory to current retail value. Excluding the impact of this charge, cost of sales for fiscal 2009 decreased 40 basis points. Reductions in the cost of merchandise throughout the year were offset by promotional activity required to compete with aggressive discounting among other specialty retailers, particularly in the furniture category. Additionally, sales in consumables which have a lower margin rate continued to outperform home furnishings putting pressure on the overall margin rate. Occupancy as a percentage of net sales for the year increased 90 basis points as a result of the deleveraging of the costs on lower comparable store sales.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses decreased $42.8 million, or 13.7%, to $270.9 million in fiscal 2009 compared to $313.7 million in fiscal 2008. As a percentage of net sales, SG&A expenses for fiscal 2009 decreased 190 basis points to 31.2% in fiscal 2009 from 33.1% in fiscal 2008. The decrease in SG&A expenses for fiscal 2009 was the result of the Company’s cost-cutting initiatives, including store closures, which resulted in lower payroll, advertising and other controllable expenses. Another contributing factor was a decrease in the non-cash impairment charge taken in fiscal 2009 of $1.1 million to write-down property and equipment at the stores that closed in fiscal 2010 as well as other underperforming stores that are not planned to close, compared with the non-cash impairment charge of $1.9 million taken in fiscal 2008. Additionally, fiscal 2008 results include $2.8 million in costs incurred related to the Pier 1 Imports Inc. offer to acquire the Company.

Store Closure Costs Costs related to closing the eight stores closed in fiscal 2009 classified within continuing operations totaled $5.8 million for fiscal 2009. There were no store closure costs in fiscal 2008 relating to closed stores that were classified within continuing operations.

Store Preopening Expenses Store preopening expenses were $0.2 million in fiscal 2009 compared to $3.0 million in fiscal 2008. The Company opened two stores in fiscal 2009 compared to 15 stores in fiscal 2008. Per store average preopening expense decreased in fiscal 2009 due to lower average occupancy costs incurred prior to the store opening date.

Net Interest Expense Net interest expense was $11.2 million in fiscal 2009 compared to $12.8 million in fiscal 2008. Included in net interest expense is interest related to the distribution center lease obligations of $8.2 million and $8.3 million for fiscal 2009 and fiscal 2008, respectively. The decrease in net interest expense was primarily due to both a lower weighted-average interest rate and lower borrowings on the Company’s asset-based credit facility.

Income Taxes The Company’s effective income tax rate for fiscal 2009 was a benefit of 16.7%, compared to a provision of 0.7% in fiscal 2008. The Company recorded a receivable of $13.0 million in the fourth quarter of fiscal 2009 for a carryback claim resulting from the Worker, Homeownership and Business Assistance Act of 2009 which was signed into law on November 6, 2009, and allowed taxpayers to elect to carryback net operating losses for additional periods. The Company’s effective tax rate for fiscal 2009 reduced for the refund benefit was 0.3%. For fiscal 2009, the Company reserved against all remaining net deferred tax assets. For more information, see Note 9 to our consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2010 was $2.7 million compared to $2.6 million at the end of fiscal 2009. The Company’s primary uses for cash are to provide working capital for operations, to service our obligations, to pay interest and principal on debt, and to fund capital expenditures. Historically, the Company has financed its operations primarily from cash generated from operations and seasonal borrowings under an asset-based credit facility.

Prior to recognizing net income in fiscal 2010, we recognized net losses in each annual period since fiscal 2006. As of January 29, 2011, we had an accumulated deficit of $94.6 million. For fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. There can be no assurance that our business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months.

Cash Flows From Operating Activities Net cash provided by operating activities was $31.6 million for fiscal 2010 versus cash used in operating activities of $5.3 million in fiscal 2009. The increase in net cash provided by operations was primarily due to recognizing net income of $2.9 million in fiscal 2010 versus a net loss of $63.3 million in fiscal 2009 and the receipt of a $13.0 million tax refund in the first quarter of fiscal 2010. The increase was partially offset by a moderate increase in inventory levels during the year compared to a large decrease the previous year.

Net cash used in operating activities was $5.3 million for fiscal 2009 versus $2.9 million in fiscal 2008. The increase in net cash used by operations was primarily due to an increase in income taxes receivable compared to a decrease in the prior year, a $9.0 million charge to permanently write-down selected inventory to current retail value in fiscal 2008, as well a smaller change in accounts payable year over year. The increase in net cash used by operations was largely reduced by a lower net loss in fiscal 2009.

Cash Flows From Investing Activities Net cash used in investing activities was $4.3 million in fiscal 2010, an increase of $0.8 million from fiscal 2009. In fiscal 2010, there was a minor increase in spending related to information systems, visual merchandise and store projects compared to fiscal 2009.

Net cash used in investing activities was $3.5 million in fiscal 2009, a decrease of $11.4 million from fiscal 2008. In fiscal 2009, there was less spending related to information systems, visual merchandise and new store projects compared to fiscal 2008.

The Company estimates that fiscal 2011 capital expenditures will approximate $10.0 million; including approximately $4.6 million for management information systems and distribution center projects and $5.4 million for investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash used in financing activities was $27.2 million for fiscal 2010 compared to net cash provided by financing activities of $7.8 million in fiscal 2009. The Company had outstanding borrowings from its asset-based credit facility of $25.4 million at fiscal year end 2010, which decreased from $48.5 million at fiscal year end 2009 because the Company paid down more than it borrowed during the year. Debt issuance cost payments increased by $2.3 million during fiscal 2010 related to the amended and extended secured five-year credit agreement the Company entered into during the fourth quarter of fiscal 2010, compared to no debt issuance costs paid in the prior year. Principal payments on long-term debt related to distribution center obligations were $0.9 million compared to $0.8 million in fiscal 2009. Principal payments on capital lease obligations were $0.9 million compared to $1.4 million in fiscal 2009.

Net cash provided by financing activities was $7.8 million for fiscal 2009 compared to $18.2 million in fiscal 2008. The Company had outstanding borrowings from its asset-based credit facility of $48.5 million at fiscal year end 2009 compared to $38.5 million at fiscal year end 2008. Principal payments on long-term debt related to distribution center obligations were $0.8 million for fiscal 2009 and fiscal 2008. Principal payments on capital lease obligations were $1.4 million compared to $1.5 million in fiscal 2008.

Revolving lines of Credit On January 3, 2011, the Company entered into a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement amended and extended the previous $200.0 million Credit Agreement dated as of June 25, 2007 which was due to expire on June 25, 2012. The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 29, 2011, the Company was in compliance with its loan covenant requirements, had $25.4 million in borrowings (including the $10.0 million term loan) and $10.8 million in outstanding letters of credit, and had credit available under the Credit Agreement of $92.8 million. The Company classified its borrowings at the end of fiscal 2010 as a current liability because it intends to pay down its asset-based credit facility to zero within the next 12 months. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of January 29, 2011:

Contractual Obligations (in millions) [1]	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amount Committed
Operating leases	$78.3	$181.4	$59.3	$34.1	$353.1
Capital leases (principal and interest)	1.6	3.7	1.8	5.7	12.8
Long-term debt – distribution center lease obligations	0.9	3.0	2.3	106.5	112.7
Merchandise letters of credit	3.7	—	—	—	3.7
Loan outstanding under asset-based credit facility	25.4	—	—	—	25.4
Standby letters of credit	7.1	—	—	—	7.1
Purchase obligations[2]	111.4	—	—	—	111.4
Interest[3]	8.5	25.8	17.5	193.6	245.4

Total	$236.9	$213.9	$80.9	$339.9	$871.6

1.	This table excludes $0.6 million of liabilities for uncertain tax positions as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 29, 2011.
2.	Represents outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
3.	Represents interest expected to be paid on our deferred financing obligations related to the distribution centers.

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

Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements.” This updated guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The accounting standard update was effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. The Company’s adoption of the accounting standard update that was effective for reporting periods beginning after December 15, 2009 did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

Inflation

The Company does not believe that inflation has had a material effect on its financial condition and results of operations during the past three fiscal years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Quarterly Results and Seasonality

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net sales	$188,637	$191,795	$194,569	$341,563
Gross profit	57,528	60,673	59,780	112,964
Net income/(loss) from continuing operations	(10,085)	(6,619)	(7,397)	28,775
Net loss from discontinued operations	(226)	(364)	(948)	(278)
Net income/(loss)	(10,311)	(6,983)	(8,345)	28,497
Net income/(loss) per weighted-average share from continuing operations
Basic	$(0.46)	$(0.30)	$(0.34)	$1.30
Diluted	$(0.46)	$(0.30)	$(0.34)	$1.24
Net loss per weighted-average share from discontinued operations
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Net income/(loss) per weighted-average share
Basic	$(0.47)	$(0.32)	$(0.38)	$1.29
Diluted	$(0.47)	$(0.32)	$(0.38)	$1.23
Number of stores open at end of period	263	263	263	263

	Fiscal Quarters Ended
(In thousands, except per share data and number of stores)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	$183,708	$182,882	$181,415	$319,040
Gross profit	47,813	47,945	45,888	87,548
Net income/(loss) from continuing operations	(25,307)	(19,711)	(22,147)	21,002
Net income/(loss) from discontinued operations	(16,272)	(1,052)	90	78
Net income/(loss)	(41,579)	(20,763)	(22,057)	21,080
Net income/(loss) per weighted-average share from continuing operations
Basic	$(1.14)	$(0.89)	$(1.00)	$0.95
Diluted	$(1.14)	$(0.89)	$(1.00)	$0.95
Net income/(loss) per weighted-average share from discontinued operations
Basic	$(0.74)	$(0.05)	$0.00	$0.00
Diluted	$(0.74)	$(0.05)	$0.00	$0.00
Net income/(loss) per weighted-average share
Basic	$(1.88)	$(0.94)	$(1.00)	$0.95
Diluted	$(1.88)	$(0.94)	$(1.00)	$0.95
Number of stores open at end of period	270	269	270	268

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

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at the time of receipt by the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.8 million at the end of fiscal 2010 and $0.6 million at the end of fiscal 2009 and fiscal 2008. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Inventory Inventories are stated at the lower of cost or market with cost determined under the retail inventory method (“RIM”), in which the valuation of inventories at cost and gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. The Company’s use of the RIM results in valuing inventories at lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as gross margin. Physical inventories are conducted annually during the second fiscal quarter to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the remaining quarters of the fiscal year. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, the Company’s gross margins could increase or decrease and, accordingly, affect its financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on the Company’s results of operations. Management does not believe there is a reasonable likelihood of a material change in the assumed factors used to create the estimates the Company uses to calculate its ending inventory under RIM. The Company’s RIM utilizes multiple departments in which fairly homogeneous classes of merchandise inventories having similar gross margins are grouped. Management believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. Inventory costs also include certain buying and distribution costs related to the procurement, processing and transportation of merchandise.

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

The Company assesses the likelihood that deferred tax assets will be realized in the future and records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In fiscal year 2007, the Company established a valuation allowance of $20.1 million against its deferred tax assets. In fiscal years 2010, 2009 and 2008, the valuation allowance was increased by $0.5 million, $16.0 million and $41.7 million, respectively. This is a non-cash charge that management felt was appropriate to record due to the cumulative losses in recent years and the store closure activities met the prescribed criteria for taking an allowance. The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings and changes in the deferred tax valuation allowance.

The Company recognizes tax positions when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Section 382 of the Internal Revenue Service Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses (“NOL”) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused NOL resulting from an annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Based on our analysis to date, we believe we have undergone an ownership change, which may affect the timing of our ability to utilize our NOL. However, the resulting limitation does not affect the Company’s ability to utilize its NOL for the fiscal year ended January 29, 2011, and we do not expect the limitation to affect the fiscal year which will end on January 28, 2012.

The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity level. Based on the impairment tests performed, there was no impairment of long-lived and intangible assets with finite lives in fiscal 2010. However, the Company recorded a $58,000 non-cash impairment charge in fiscal 2010 to write-down property and equipment at the four underperforming stores that closed during the first quarter of fiscal 2011 as they had reached the end of their lease terms.

The Company records the estimated future liability for any store closures where a lease obligation still exists; associated with the rental obligation on the date the store is closed and the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. During fiscal 2011, the Company expects to record a pre-tax charge of approximately $0.5 million related to the store closures consisting primarily of lease exit costs.

The Company is involved in litigation, claims and assessments incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these matters. The Company’s policy is to accrue its best estimate of the probable cost for the resolution of claims. When appropriate, such estimates are developed in consultation with outside counsel handling the matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability may change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on a variable interest rate and therefore is affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 60 basis points (a 10% change from the Company’s borrowing rate as of January 29, 2011), the Company’s results of operations and cash flows would not be materially affected. In the event of a default on the Company’s asset-based credit facility, the Company would be required to pay incremental interest at a rate of 2% on the outstanding loan balance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. We also have audited the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cost Plus, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

April 5, 2011

COST PLUS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,691	$2,602
Merchandise inventories, net	181,853	177,203
Income taxes receivable	—	13,144
Other current assets	12,420	18,891

Total current assets	196,964	211,840
Property and equipment, net	145,678	164,576
Other assets, net	6,007	4,016

Total assets	$348,649	$380,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,822	$66,141
Accrued compensation	17,516	11,841
Revolving line of credit and term loan	25,400	—
Accrued store closure and lease exit costs	6,575	10,220
Current portion of long-term debt	885	874
Other current liabilities	20,788	21,667

Total current liabilities	126,986	110,743
Revolving line of credit	—	48,500
Capital lease obligations	6,029	6,930
Long-term debt—distribution center lease obligations	111,847	112,735
Other long-term obligations	25,422	27,481
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,087,113 and 22,087,113 shares	221	221
Additional paid-in capital	172,768	171,304
Accumulated deficit	(94,624)	(97,482)

Total shareholders’ equity	78,365	74,043

Total liabilities and shareholders’ equity	$348,649	$380,432

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$916,564	$867,045	$948,653
Cost of sales and occupancy	625,619	637,851	702,205

Gross profit	290,945	229,194	246,448
Selling, general and administrative expenses	270,853	270,852	313,679
Store closure costs	3,173	5,799	—
Store preopening expenses	254	238	2,985

Income/(loss) from continuing operations, before interest and taxes	16,665	(47,695)	(70,216)
Net interest expense	11,115	11,206	12,840

Income/(loss) from continuing operations before income taxes	5,550	(58,901)	(83,056)

Income tax provision/(benefit)	876	(12,738)	758

Net income/(loss) from continuing operations	4,674	(46,163)	(83,814)

Loss from discontinued operations	(1,816)	(17,156)	(18,854)

Net income/(loss)	$2,858	$(63,319)	$(102,668)
Net income/(loss) per weighted-average share from continuing operations:
Basic	$0.21	$(2.09)	$(3.80)
Diluted	$0.21	$(2.09)	$(3.80)
Net loss per weighted-average share from discontinued operations:
Basic	$(0.08)	$(0.78)	$(0.85)
Diluted	$(0.08)	$(0.78)	$(0.85)
Net income/(loss) per weighted-average share:
Basic	$0.13	$(2.87)	$(4.65)
Diluted	$0.13	$(2.87)	$(4.65)
Weighted-average shares outstanding—basic	22,087	22,087	22,087
Weighted-average shares outstanding—diluted	22,621	22,087	22,087

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated deficit)	Total Shareholders’ Equity
(In thousands, except shares)	Shares	Amount
Balance at February 2, 2008	22,087,113	$221	$168,793	$68,505	$237,519
Net loss				(102,668)	(102,668)
Share-based compensation			1,358		1,358

Balance at January 31, 2009	22,087,113	221	170,151	(34,163)	136,209
Net loss				(63,319)	(63,319)
Share-based compensation			1,153		1,153

Balance at January 30, 2010	22,087,113	221	171,304	(97,482)	74,043
Net income				2,858	2,858
Share-based compensation			1,464		1,464
Balance at January 29, 2011	22,087,113	$221	$172,768	$(94,624)	$78,365

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Cash Flows From Operating Activities:
Net income/(loss)	$2,858	$(63,319)	$(102,668)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,832	28,573	34,508
Inventory write-down	—	—	9,000
Share-based compensation expense	1,464	1,153	1,358
Loss on asset disposal	18	516	2,048
Deferred income taxes	—	—	1,963
Impairment of property and equipment	58	1,142	3,901
Changes in assets and liabilities:
Merchandise inventories	(4,650)	40,902	45,750
Income taxes	13,763	(12,792)	15,203
Other assets	6,710	4,866	967
Accounts payable	(10,340)	(8,449)	(17,513)
Other liabilities	(1,095)	2,075	2,594

Net cash provided by (used in) operating activities	31,618	(5,333)	(2,889)

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,500)	(3,553)	(14,933)
Proceeds from sale of property and equipment	155	8	34

Net cash used in investing activities	(4,345)	(3,545)	(14,899)

Cash Flows From Financing Activities:
Borrowings from term loan	10,000	—	—
Borrowings under revolving line of credit	224,306	293,026	294,516
Payments under revolving line of credit	(257,406)	(283,026)	(274,076)
Principal payments on long-term debt—distribution center lease obligations	(877)	(802)	(775)
Debt issuance costs	(2,267)	—	—
Principal payments on capital lease obligations	(940)	(1,425)	(1,453)

Net cash (used in) provided by financing activities	(27,184)	7,773	18,212

Net increase/(decrease) in cash and cash equivalents	89	(1,105)	424

Cash and Cash Equivalents:
Beginning of period	2,602	3,707	3,283

End of period	$2,691	$2,602	$3,707

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,056	$11,271	$12,287

Cash (refunded) paid for income taxes	$(12,873)	$136	$(15,567)

Non-Cash Financing and Investing:
Capital lease obligations entered into	$—	$860	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At January 29, 2011, the Company operated 263 stores in 30 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee, tea and bottled water. The Company accounts for its operations as one operating segment and operates one store format.

The Company classifies its sales into home furnishings and consumables product lines. Sales in each category for the prior three fiscal years were as follows:

	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Home Furnishings	$546,510	$519,074	$619,090
Consumables	366,053	355,959	390,058

Total	912,563	875,033	1,009,148

Less: Net sales from discontinued operations	(1,833)	(9,909)	(61,940)
Add: Drop ship revenue, shipping revenue and other miscellaneous revenue, net of returns allowance	5,834	1,921	1,445

Net sales from continuing operations	$916,564	$867,045	$948,653

Liquidity Prior to recognizing net income in fiscal 2010, we recognized net losses in each annual period since fiscal 2006. As of January 29, 2011, we had an accumulated deficit of $94.6 million. For fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. There can be no assurance that our business will be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended January 29, 2011 (fiscal 2010), January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008). All fiscal years presented consist of 52 weeks.

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

Property and Equipment Buildings, furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Store fixtures and equipment	3-10 years
Leasehold improvements	Lesser of life of the asset or lease term
Computer equipment and software	3-5 years

Capital Leases Property subject to a non-cancelable lease that meets the criteria of a capital lease is capitalized as an asset in property and equipment and is amortized on a straight-line basis over the lease term.

Other Assets Other assets include lease rights and interests, deferred taxes, debt issuance costs and other intangibles. Lease rights and interests are amortized on a straight-line basis over their related lease terms. Debt issuance costs are amortized on a straight-line basis over the term of the loan.

Impairment of Long-Lived and Intangible Assets The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity level. Based on the impairment tests performed, there was no impairment of long-lived and intangible assets with finite lives in fiscal 2010. However, the Company recorded a $58,000 non-cash impairment charge in fiscal 2010 to write-down property and equipment at the four underperforming stores that closed during the first quarter of fiscal 2011 as they had reached the end of their lease terms.

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

•

Workers’ compensation and general liability insurance: The Company retains losses on individual claims up to a maximum of $300,000 for both workers’ compensation and general liability insurance. The Company has a combined workers’ compensation and general liability insurance aggregate limit of $8.2 million.

•	Property insurance: The Company maintains a $250,000 deductible for each submitted claim.

•	Health insurance: The Company has a stop loss provision per claim of $325,000, and an aggregate of $11.7 million.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. Deferred rent of $24.9 million and $26.9 million is reflected in other long-term obligations on the consolidated balance sheets as of January 29, 2011 and January 30, 2010, respectively.

Share-Based Compensation The Company accounts for all share-based payments to employees, including grants of employee stock options, as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at delivery to the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $0.8 million at the end of fiscal 2010 and $0.6 million at the end of fiscal 2009 and fiscal 2008. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Cost of Sales and Occupancy Cost of sales includes the cost of inventory sold during the period, including costs to acquire merchandise inventory and costs of freight and distribution. The costs of maintaining warehouse facilities including depreciation, rent, utilities and certain indirect costs such as product purchasing activities and logistics are also charged to cost of sales. Occupancy costs include rent expense under store lease agreements, utility costs, common area maintenance costs charged to the Company by landlords and property taxes.

Vendor Credits and Rebates Markdown allowances are recognized as a credit to cost of sales upon the later of sale of the individual units or receipt of the markdown allowance. Once granted, the Company recognizes volume rebates ratably over the period rebates are earned unless they are not reasonably estimable, in which case they are recognized when the milestones are achieved. Only when achievement of the rebate appears probable does the Company recognize the credit over the milestone period. The rebates are recognized as a credit to cost of sales. Allowances from vendors for items such as shipping delays and defective merchandise are recognized as a credit to cost of sales as the related specific merchandise is sold or marked out of stock.

Selling, General and Administrative Expenses Selling, general and administrative expenses include costs related to functions such as advertising, store operations expenses, corporate management, marketing, administration, legal and accounting, among others. Such other costs include compensation expense, insurance costs, asset impairment charges, employment taxes, credit card fees, management information systems operating costs, telephone and other communication charges, travel related expenses, professional and other consulting fees and utilities, among other costs.

Advertising Expense Advertising costs, which include newspaper, radio, and other media advertising, are expensed as incurred or at the point of first broadcast or distribution. For fiscal 2010, 2009 and 2008, advertising costs were $49.5 million, $51.4 million and $58.8 million, respectively.

Store Closure Costs Costs related to closing the stores classified within continuing operations totaled $3.2 million for fiscal 2010 compared to $5.8 million for fiscal 2009. The company closed five stores classified as continuing operations in fiscal 2010 compared to eight stores in fiscal 2009 and no continuing operations closures in fiscal 2008. The store closure costs for fiscal 2010 and fiscal 2009 primarily consist of lease exit costs which are recorded at the time the store is closed as well as other costs related to closing the stores such as relocating and terminating employees.

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

Income Taxes Income tax expense or benefit reflects the amount of taxes payable or refundable for the current year, the impact of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and refunds and accrued penalties on tax deficiencies. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if there is doubt about the realization of such assets in the future. The Company has recorded a full valuation allowance against its deferred tax assets for fiscal 2010, 2009 and 2008.

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Comprehensive Income/(Loss) Comprehensive income/(loss) was the same as net income/(loss) for all periods presented.

Net Income/(Loss) per Share Earnings/(Loss) Per Share (“EPS”) is computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income/(loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised.

New Accounting Pronouncements In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements.” This updated guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The accounting standard update was effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. The Company’s adoption of the accounting standard update that was effective for reporting periods beginning after December 15, 2009 did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

Note 2. Accrued Store Closure and Lease Exit Costs

When stores under long-term leases close, the Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated sublease income and discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed and at the end of each quarter the Company adjusts the estimated liability balance based on actual sublease income and lease settlement agreements that occurred during the period. Accrued store closure and lease exit costs also include costs related to closing the stores and relocating and terminating employees. Additional charges or recoveries related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to these store closures are subject to significant uncertainty, including the variability in future vacancy periods, sublease income or negotiations with landlords regarding buy-out payments on leases.

Following is a summary of the accrued store closure and lease exit costs of $6.6 million and $10.2 million on the Company’s consolidated balance sheet as of January 29, 2011 and January 30, 2010, respectively (in thousands):

	January 29, 2011	January 30, 2010
Beginning Balance	$10,220	$3,110
Lease exit costs, net of estimated sublease income	4,245	18,844
Severance and closure costs	416	1,552
Payments for leases and settlements	(7,827)	(11,851)
Payments for severance and closure costs	(479)	(1,435)

Ending Balance[1]	$6,575	$10,220

1.

At January 29, 2011 and January 30, 2010, the reserve for store closures includes $1.6 million and $2.8 million for stores that are classified within continuing operations and includes $5.0 million and $7.4 million for stores that are classified within discontinued operations, respectively.

Note 3. Discontinued Operations

During the third quarter of fiscal 2010, the Company closed one store in Wellington, Florida. Therefore, the consolidated statements of operations for prior periods have been revised to present certain components as discontinued operations. In the first quarter of fiscal 2009, the Company closed 26 of its stores; 18 of which are classified within discontinued operations and in the first quarter of fiscal 2008, the Company closed 13 stores that are classified within discontinued operations. The loss from discontinued operations includes the results for these stores and also includes charges related to the adjustment of estimated lease exit costs net of estimated sublease income. Both the current and prior year results for these stores are classified as discontinued operations on the Company’s consolidated statements of operations.

Also included in discontinued operations are the costs associated with closing the stores. These costs were approximately $1.6 million for fiscal 2010, $16.1 million for fiscal 2009 and $13.4 million in fiscal 2008. The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores.

Additional charges or recoveries related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to these store closures are subject to significant uncertainty, including the variability in future vacancy periods, and sublease income or negotiations with landlords regarding buy-out payments on leases.

Results from discontinued operations were as follows:

(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Store sales	$1,833	$9,909	$61,940
Costs and expenses:
Cost of store sales and occupancy	1,425	7,718	47,638
Operating and administrative expenses[1]	639	4,747	20,660
Lease exit costs, net of estimated sublease income[1]	1,481	14,040	11,917
Severance and shutdown costs[1]	104	560	579

Loss from discontinued operations, net of tax	$(1,816)	$(17,156)	$(18,854)

1.	Costs associated with store exit activities consisting primarily of estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the store closures totaled $1.6 million for fiscal 2010, $16.1 million for fiscal 2009 and $13.4 million for fiscal 2008. For purposes of the table above, $1.5 million and $0.9 million of the costs associated with store exit activities for fiscal 2009 and fiscal 2008, respectively, were included in operating and administrative expenses, as these costs related primarily to consulting and administrative services to close the stores.

Note 4. Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 29, 2011	January 30, 2010
Building and leasehold improvements	$99,029	$99,251
Facilities and land subject to sale and leaseback	115,056	115,025
Furniture, fixtures, equipment and software	128,698	132,133
Facilities under capital leases	15,907	15,907

Total	358,690	362,316
Less accumulated depreciation and amortization	(213,012)	(197,740)

Property and equipment, net	$145,678	$164,576

Note 5. Other Assets

Other assets consist of the following:

(In thousands)	January 29, 2011	January 30, 2010
Lease rights and interests	$1,288	$1,556
Other intangibles	1,956	1,829
Prepaid rent	2,581	2,581
Debt issuance costs – line of credit	2,622	782
Other	1,227	1,345

Total	9,674	8,093
Less accumulated amortization	(3,667)	(4,077)

Other assets, net	$6,007	$4,016

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

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at January 29, 2011 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
Fiscal year:
2011	$1,642	$78,345	$79,987
2012	1,457	70,997	72,454
2013	1,224	60,989	62,213
2014	1,029	49,367	50,396
2015	955	36,969	37,924
Thereafter through the year 2040	6,522	56,388	62,910

Minimum lease commitments	12,829	$353,055	$365,884

Less amount representing interest	(5,943)

Present value of capital lease obligations	6,886
Less current portion	(857)

Long-term portion	$6,029

Interest expense related to capital leases was $0.9 million, $0.9 million, and $1.0 million for fiscal 2010, 2009, and 2008, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Operating leases:
Minimum rental expense	$74,594	$78,050	$80,974
Contingent rental expense	189	297	90
Less sublease rental income	(541)	(407)	(329)

Total	$74,242	$77,940	$80,735

Capital leases—contingent rental expense	$1,459	$1,463	$1,459

Total minimum rental income to be received from non-cancelable sublease agreements through 2012 is approximately $0.6 million.

Note 7. Long-term Debt and Revolving Lines of Credit

The Company’s long-term debt as of January 29, 2011 and January 30, 2010 is summarized as follows:

(In thousands)	January 29, 2011	January 30, 2010
Obligations under sale and leaseback:
California distribution centers	$61,462	$62,073
Virginia distribution center	51,270	51,536

Total long-term debt—distribution center lease obligations	112,732	113,609

Less current portion	(885)	(874)

Long-term debt—distribution center lease obligations, net	$111,847	$112,735

Total long-term debt—distribution center lease obligations matures as follows:

(In thousands)
Fiscal year:
2011	$885
2012	929
2013	992
2014	1,060
2015	1,134
Thereafter through the year 2046	107,732

Total long-term debt—distribution center lease obligations	$112,732

In 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust for its Stockton, California distribution center property. The Company accounted for the transaction as a financing whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet. The Company also recorded a financing, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of January 29, 2011 the balance of the financing obligation was $24.5 million and was included on the Company’s consolidated balance sheet as long-term debt.

In 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company for another distribution center in Stockton, California located adjacent to its other distribution center. The Company accounted for the transaction as a financing whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of January 29, 2011, the balance of the financing obligation was approximately $37.0 million and was included on the Company’s consolidated balance sheet as long-term debt.

In 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., for its Windsor, Virginia distribution center property. The Company accounted for the transaction as a financing whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of January 29, 2011, the balance of the financing obligation was $51.3 million and was included on the Company’s consolidated balance sheet as long-term debt.

On January 3, 2011, the Company entered into a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement amended and extended the previous $200.0 million Credit Agreement dated as of June 25, 2007 which was due to expire on June 25, 2012. The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 29, 2011, the Company was in compliance with its loan covenant requirements, had $25.4 million in borrowings (including the $10.0 million term loan) and $10.8 million in outstanding letters of credit, and had remaining credit available under the Credit Agreement of $92.8 million. The Company classified its borrowings at the end of fiscal 2010 as a current liability because it intends to pay down its asset-based credit facility to zero within the next 12 months. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at January 29, 2011 and at January 30, 2010 consisted of the following (in millions):

	January 29, 2011	January 30, 2010
Account receivable availability	$6.5	$6.0
Inventory availability	132.9	130.0
Less: reserves	(10.4)	(9.7)

Total borrowing base	$129.0	$126.3

The aggregate borrowing base is reduced by the following obligations (in millions):
Ending loan balance	$25.4	$48.5
Outstanding letters of credit	10.8	12.9

Total obligations	$36.2	$61.4

The availability at January 29, 2011 and at January 30, 2010 was (in millions):
Total borrowing base	$129.0	$126.3
Less: obligations	(36.2)	(61.4)

Total availability	$92.8	$64.9

Note 8. Fair Value Measurements

The accounting guidance for fair value measurements prioritizes inputs used in measuring fair value. The tiers include:

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

During fiscal 2010, the Company did not record any non-cash impairment charges for the write-down of store assets to fair value compared to a $0.8 million non-cash impairment charge for the write-down of store assets to fair value in four underperforming stores during fiscal 2009. There were no impairments related to financial assets during fiscal 2010 or fiscal 2009.

Note 9. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Current:
Federal	$—	$(12,981)	$(848)
State	876	243	(357)

Total current	876	(12,738)	(1,205)

Deferred - Federal	—	—	1,963

Provision (benefit) for income taxes	$876	$(12,738)	$758

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
U.S. federal statutory tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, including valuation allowance (net of U.S. federal income tax benefit)	33.2	(3.0)	(3.9)
Non-deductible expenses	2.5	0.1	0.1
Other	1.2	0.2	(0.6)
Valuation allowance	(48.8)	21.0	40.1

Effective income tax rate (benefit)	23.1%	(16.7)%	0.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year Ended
(In thousands)	January 29, 2011		January 30, 2010		January 31, 2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Capitalized inventory costs	$—	$1,852	$—	$1,943	$—	$5,429
Trade discounts	—	1,970	—	1,506	—	954
Prepaid expenses	—	624	—	751	—	752
Deferred rent	10,374	—	11,164	—	13,155	—
Capital leases and facilities and land subject to sale and leaseback	47,720	—	48,159	—	48,579	—
Lease rights	—	185	—	199	—	216
Depreciation	—	32,536	—	38,787	—	43,776
Credit and net operating loss carryforwards	53,570	—	58,446	—	47,437	—
Deductible reserves and other	12,010	—	10,835	—	9,989	—
State taxes	—	8,259	—	7,653	—	6,229

Subtotal	123,674	45,426	128,604	50,839	119,160	57,356
Valuation allowance	(78,248)	—	(77,765)	—	(61,804)	—

Total	$45,426	$45,426	$50,839	$50,839	$57,356	$57,356

At January 29, 2011, and at January 30, 2010, the Company had California state enterprise zone credit carryforwards of $8.1 million and $8.2 million, respectively, which have no expiration date but require taxable income in the enterprise zone to be realizable. The Company also had federal net operating loss carryforwards (tax effected) of $35.2 million and $40.5 million, respectively. The federal net operating loss will begin expiring in 2026. State net operating loss carryforwards (tax effected) of $10.9 million at January 29, 2011 and $10.8 million at January 30, 2010 will expire between 2012 and 2030.

Section 382 of the Internal Revenue Service Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses (“NOL”) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused NOL resulting from an annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Based on our analysis to date, we believe we have undergone an ownership change, which may affect the timing of the Company’s ability to utilize its NOL. However, the resulting limitation does not affect the Company’s ability to utilize its NOL for the fiscal year ended January 29, 2011.

Significant management judgment is required to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized. In fiscal year 2007, the Company established a valuation allowance of $20.1 million against its deferred tax assets. In fiscal years 2010, 2009 and 2008, the valuation allowance was increased by $0.5 million, $16.0 million and $41.7 million, respectively. The valuation allowance is subject to adjustment based on the Company’s assessment of its future taxable income and may be wholly or partially reversed in future years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Unrecognized tax benefits—beginning balance	$1,927	$2,053	$2,024
Gross increase/(decrease) for tax positions of prior years	(19)	211	868
Gross increase/(decrease) for tax positions of current year	131	(45)	46
Settlements	(51)	—	—
Lapse of statute of limitations	(559)	(292)	(885)

Unrecognized tax benefits—ending balance	$1,429	$1,927	$2,053

At January 29, 2011, January 30, 2010 and January 31, 2009, the Company had $1.4 million, $1.9 million and $2.1 million, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $282,000, $316,000 and $338,000, respectively, on the Company’s income tax provision. At January 29, 2011, it is reasonably possible that the total amounts of unrecognized tax benefits would decrease by $377,500 within the next 12 months due to the expiration of statutes of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 29, 2011, the Company had accrued $178,000 and $1,000, at January 30, 2010, the Company had accrued $177,000 and $6,000 and at January 31, 2009 the Company had accrued $168,000 and $6,000 for potential payment of interest and penalties, respectively.

As of January 29, 2011, the Company is subject to U.S. federal income tax examinations for tax years 2003 and forward, and is subject to state and local tax examinations for the tax years 2003 and forward.

Note 10. Equity and Stock Compensation Plans

Options As of January 29, 2011, the Company had options outstanding under three stock option plans; the 1995 Stock Option Plan (“1995 Plan”), the 2004 Stock Plan (“2004 Plan”), and the 1996 Director Stock Option Plan (“Director Option Plan,” collectively, the “Company’s Stock Plans”) and as of January 29, 2011, there were 1,848,206 shares of commons stock available for future grant under the Company’s stock plans.

The 1995 Plan permitted the granting of options to employees and directors to purchase at fair market value as of the date of grant up to 5,968,006 shares of common stock, less the aggregate number of shares related to options granted and outstanding under the 1994 Plan (821,120 shares). Options are exercisable over 10 years and vest as determined by the Board of Directors, generally over three or four years. The 1995 Plan was terminated in November 2005.

The 2004 Plan was approved by the Board of Directors and shareholders in fiscal 2004 and was last amended by the shareholders in June 2009. The 2004 Stock Plan permits the granting of up to 4,300,000 shares. Under the 2004 Plan, incentive stock options must be granted at fair market value as of the grant date and non-statutory options may be granted at 25% to 100% of the fair market value on the grant date. The number of shares of common stock available for issuance under the 2004 Plan increased by 1,000,000 in 2006 and 1,500,000 in 2009. All increases were approved by the Board of Directors and shareholders and are included in the share count above. Options are exercisable over a maximum term of 10 years and vest as determined by the Board of Directors. The 2004 Plan also includes the ability to grant restricted stock, stock appreciation rights, performance shares, and deferred stock units.

The Director Option Plan was approved by the Board of Directors and shareholders in fiscal 1996, and was last amended by the shareholders in June 2009. The 1996 Director Option Plan permits the granting of options for up to 1,003,675 shares of common stock to non-employee directors at fair market value as of the date of grant. Options are exercisable over a maximum term of 10 years and vest as determined by the Board of Directors. The number of shares of common stock reserved for issuance under the Director Option Plan increased by 150,000 in 2002, 100,000 in 2004, 200,000 in 2006 and 300,000 in 2009. All increases were approved by the Board of Directors and shareholders and are included in the share count above.

A summary of activity under the Company’s option plans is set forth below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 30, 2010	3,129,007	$12.06	4.1	$198
Granted	836,500	4.85
Cancelled or expired	(228,642)	14.97

Outstanding, January 29, 2011	3,736,865	$10.27	4.0	$12,624

Vested or expected to vest, January 29, 2011	3,171,051	$11.48	3.8	$9,645
Exercisable, January 29, 2011	1,842,240	$17.31	2.5	$2,616

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price of in-the-money shares. There were no stock options exercised during fiscal 2010.

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for stock options both outstanding and exercisable as of January 29, 2011:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding	Remaining Life (Yrs.)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.00 – $ 3.00	724,500	5.1	$0.94	81,000	$1.19
3.01 – 4.00	701,000	4.1	3.61	352,750	3.61
4.01 – 5.00	892,000	6.2	4.80	49,500	4.21
8.00 – 10.00	241,500	3.3	9.38	181,125	9.38
15.01 – 25.00	779,865	1.5	20.00	779,865	20.00
25.01 – 38.50	398,000	2.1	32.69	398,000	32.69

$ 0.00 – $38.50	3,736,865	4.0	$10.27	1,842,240	$17.31

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized share-based compensation expense of $1.5 million in fiscal 2010 compared to $1.2 million in fiscal 2009 and $1.4 million in fiscal 2008. Share-based compensation expense is included as a component of selling, general and administrative expenses. At the end of fiscal 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based payments that is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table presents the weighted-average fair value per share of options granted during fiscal 2010, 2009 and 2008 and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options on the date of the grant:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Weighted-average fair value per share of options granted	$3.37	$0.57	$1.67
Expected dividend rate	—	—	—
Volatility	94.1%	83.3%	55.9%
Risk-free interest rate	2.0%	1.8%	2.4%
Expected lives (years)	4.5	4.5	4.8

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company has adopted the simplified method in determining expected life for its stock option awards because its historical exercise data does not adequately estimate the expected term. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Note 11. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. During fiscal 2010, participants could contribute the lesser of 60% of their annual base salary or $16,500, and participants age 50 or older could contribute an additional catch-up deferral amount of up to $5,500 per year. Effective March 1, 2010, the Company set a 3% deferral limit on the 401(k) plan for highly compensated employees (an employee who in the preceding year (look-back year) had compensation in excess of $110,000 as indexed (IRC Section 414(q)(3)). Effective March 1, 2009, the Company suspended the employer matching. Prior to this, the Company matched 100% of employee contributions up to the first 3% of base salary and matched 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. The Company did not make any contributions in fiscal 2010 and contributed approximately $116,000 in fiscal 2009 and $1,640,000 in fiscal 2008.

Note 12. Commitments and Contingencies

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

Note 13. Earnings per Share

Basic earnings/(loss) per share (“EPS”) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income/(loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised.

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted per share computations:

Fiscal Year Ended	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
January 29, 2011
Shares	22,087	534	22,621
Earnings	$0.13	$0.00	$0.13

January 30, 2010
Shares	22,087	—	22,087
Loss	($2.87)	$0.00	($2.87)

January 31, 2009
Shares	22,087	—	22,087
Loss	($4.65)	$0.00	($4.65)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 there were anti-dilutive options of 1,988,586; 3,129,007 and 3,113,068, respectively.

Note 14. Quarterly Information (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net sales	$188,637	$191,795	$194,569	$341,563
Gross profit	57,528	60,673	59,780	112,964
Net income/(loss) from continuing operations	(10,085)	(6,619)	(7,397)	28,775
Net loss from discontinued operations	(226)	(364)	(948)	(278)
Net income/(loss)	(10,311)	(6,983)	(8,345)	28,497
Net income/(loss) per weighted-average share from continuing operations
Basic	$(0.46)	$(0.30)	$(0.34)	$1.30
Diluted	$(0.46)	$(0.30)	$(0.34)	$1.24
Net loss per weighted-average share from discontinued operations
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Net income/(loss) per weighted-average share
Basic	$(0.47)	$(0.32)	$(0.38)	$1.29
Diluted	$(0.47)	$(0.32)	$(0.38)	$1.23

	Fiscal Quarters Ended
(In thousands, except per share data)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	$183,708	$182,882	$181,415	$319,040
Gross profit	47,813	47,945	45,888	87,548
Net income/(loss) from continuing operations	(25,307)	(19,711)	(22,147)	21,002
Net income/(loss) from discontinued operations	(16,272)	(1,052)	90	78
Net income/(loss)	(41,579)	(20,763)	(22,057)	21,080
Net income/(loss) per weighted-average share from continuing operations
Basic	$(1.14)	$(0.89)	$(1.00)	$0.95
Diluted	$(1.14)	$(0.89)	$(1.00)	$0.95
Net income/(loss) per weighted-average share from discontinued operations
Basic	$(0.74)	$(0.05)	$0.00	$0.00
Diluted	$(0.74)	$(0.05)	$0.00	$0.00
Net income/(loss) per weighted-average share
Basic	$(1.88)	$(0.94)	$(1.00)	$0.95
Diluted	$(1.88)	$(0.94)	$(1.00)	$0.95

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. Their report is included on page 30 in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC no later than May 27, 2011; a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an exhibit to this Annual Report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance – Director Compensation,” each of which is in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

The following table sets forth information as of January 29, 2011 about our common stock that may be issuable upon the exercise of options and rights granted to employees, consultants and members of our Board of Directors under all existing equity compensation plans:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
1995 Stock Option Plan(1)	416,865	$28.38	—
1996 Director Option Plan	571,500	14.79	292,706
2004 Stock Plan	2,748,500	6.58	1,555,500
Equity compensation plans not approved by shareholders	—	—	—

Total	3,736,865	$10.27	1,848,206

(1)	The 1995 Stock Option Plan was replaced by the 2004 Stock Plan in July 2005. 100,000 remaining shares available for grant under the 1995 Stock Option Plan were transferred to the 2004 Stock Plan and the 1995 Stock Option Plan was terminated for any new grants. Up to 800,000 shares subject to outstanding options under the 1995 Stock Option Plan may be transferred to the 2004 Stock Plan if they expire without being exercised and as of January 29, 2011, the Company had transferred all 800,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Compensation” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Audit and Related Fees for Fiscal Years 2010 and 2009” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

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

(b)	List of Exhibits:

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Amended and Restated By-laws dated June 18, 2009, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed for the quarter ended August 1, 2009.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.3	Amended and Restated Credit Agreement dated January 3, 2011 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 7, 2011.

10.4	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.2	Subground Lease Agreement between Cost Plus, Inc., as lessee, and Western Stockton Ground Tenant, L.L.C. (“Second Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.3	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

Exhibit No.	Description of Exhibits
10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007.

10.6♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 18, 2009, incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.6.1♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.6.2♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.8.2 of the Form 10-K for the year ended February 2, 2008.

10.7♦	Cost Plus, Inc. 2004 Stock Plan, as amended June 18, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.7.1♦	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.7.2♦	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.9.2 of the Form 10-K filed for the year ended February 2, 2008.

10.8♦	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.9♦	Amended and Restated Employment Agreement dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended February 2, 2008.

10.9.1♦	Amendment to Barry J. Feld Amended and Restated Employment Agreement dated December 15, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.10.1 of the Form 10-K filed for the year ended January 31, 2009.

10.10♦	Seventh Amended and Restated Employment Severance Agreement dated June 24, 2010, between Cost Plus, Inc. and Jane L. Baughman, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended July 31, 2010.

10.11♦	Third Amended and Restated Employment Severance Agreement dated June 24, 2010 between Cost Plus, Inc. and Jeffrey Turner, incorporated by reference to Exhibit 10.3 of the Form 10-Q filed for the quarter ended July 31, 2010.

10.12♦	Fiscal 2010 Management Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended May 1, 2010.

10.13	Confidentiality and Standstill Agreement, dated as of January 7, 2009, between Cost Plus, Inc., Warren A. Stephens and Stephens Investments Holdings LLC, incorporated by reference to Exhibit 10.1 of the 8-K filed on January 7, 2009.

Exhibit No.	Description of Exhibits
14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

♦	Management compensatory plan, contract or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 5, 2011	By:	/S/ BARRY J. FELD
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

Signature	Title	Date

/s/ BARRY J. FELD Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	April 5, 2011

/s/ JANE L. BAUGHMAN Jane L. Baughman	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	April 5, 2011

/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director, Chairman of the Board	April 5, 2011

/s/ CLIFFORD J. EINSTEIN Clifford J. Einstein	Director	April 5, 2011

/s/ DANNY W. GURR Danny W. Gurr	Director	April 5, 2011

/s/ WILLEM MESDAG Willem Mesdag	Director	April 5, 2011

/s/ KIM D. ROBBINS Kim D. Robbins	Director	April 5, 2011

/s/ FREDRIC M. ROBERTS Fredric M. Roberts	Director	April 5, 2011

/s/ KENNETH T. STEVENS Kenneth T. Stevens	Director	April 5, 2011