Form 10-Q
period 2011-04-30
COST PLUS INC/CA/
filed 2011-05-27
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of May 27, 2011, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,187,924.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended April 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,415	$2,691	$2,680
Merchandise inventories, net	185,421	181,853	182,857
Other current assets	18,380	12,420	18,794

Total current assets	207,216	196,964	204,331
Property and equipment, net	141,234	145,678	158,366
Other assets, net	5,788	6,007	3,882

Total assets	$354,238	$348,649	$366,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,197	$55,822	$51,194
Accrued compensation	15,247	17,516	14,382
Revolving line of credit and term loan	41,000	25,400	—
Accrued store closure and lease exit costs	4,734	6,575	8,980
Current portion of long-term debt	884	885	888
Other current liabilities	19,370	20,788	19,563

Total current liabilities	136,432	126,986	95,007
Revolving line of credit	—	—	61,700
Capital lease obligations	5,807	6,029	6,676
Long-term debt – distribution center lease obligations	111,621	111,847	112,505
Other long-term obligations	24,600	25,422	26,600
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,187,549; 22,087,113 and 22,087,113 shares	222	221	221
Additional paid-in capital	173,546	172,768	171,663
Accumulated deficit	(97,990)	(94,624)	(107,793)

Total shareholders’ equity	75,778	78,365	64,091

Total liabilities and shareholders’ equity	$354,238	$348,649	$366,579

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Net sales	$199,710	$188,637
Cost of sales and occupancy	136,318	131,109

Gross profit	63,392	57,528
Selling, general and administrative expenses	63,109	61,913
Store closure costs	322	2,714
Store preopening expenses	—	106

Loss from continuing operations, before interest and taxes	(39)	(7,205)
Net interest expense	3,081	2,722

Loss from continuing operations before income taxes	(3,120)	(9,927)
Income tax (benefit)/expense	(85)	158

Net loss from continuing operations	(3,035)	(10,085)
Loss from discontinued operations	(331)	(226)

Net loss	$(3,366)	$(10,311)

Net loss per weighted-average share:
Continuing operations
Basic	$(0.14)	$(0.46)
Diluted	$(0.14)	$(0.46)

Discontinued operations
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Total
Basic	$(0.15)	$(0.47)
Diluted	$(0.15)	$(0.47)
Weighted-average shares outstanding
Basic	22,122	22,087
Diluted	22,122	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Cash Flows From Operating Activities:
Net loss	$(3,366)	$(10,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,023	6,233
Share-based compensation expense	551	358
(Gain)/loss on asset disposal	(48)	74
Changes in assets and liabilities:
Merchandise inventories	(3,568)	(5,654)
Income taxes	(623)	13,156
Other assets	(5,677)	222
Accounts payable	(545)	(14,882)
Other liabilities	(5,744)	(1,376)

Net cash used in operating activities	(13,997)	(12,180)

Cash Flows From Investing Activities:
Purchases of property and equipment	(644)	(515)
Proceeds from sale of property and equipment	43	6

Net cash used in investing activities	(601)	(509)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	108,011	55,035
Payments under revolving line of credit	(92,411)	(41,835)
Principal payments on long-term debt – distribution center lease obligations	(227)	(216)
Debt issuance costs	(69)	—
Principal payments on capital lease obligations	(209)	(217)
Proceeds from the issuance of common stock	227	—

Net cash provided by financing activities	15,322	12,767

Net increase in cash and cash equivalents	724	78

Cash and Cash Equivalents:
Beginning of period	2,691	2,602

End of period	$3,415	$2,680

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,065	$2,669

Cash paid/(received) for income taxes, net	$491	$(13,001)

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended April 30, 2011 and May 1, 2010

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at April 30, 2011 and May 1, 2010, and the interim results of operations for the three months ended April 30, 2011 and May 1, 2010, and cash flows for the three months ended April 30, 2011 and May 1, 2010. The balance sheet at January 29, 2011, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statement of operations for the three-month period ended May 1, 2010 has been revised to present certain components as discontinued operations (see Note 3). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 29, 2011 in the Company’s Annual Report on Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 29, 2011.

Prior to achieving net income in fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of April 30, 2011, we had an accumulated deficit of $98.0 million. For the three months ended April 30, 2011 and for fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

The results of operations for the three-month period ended April 30, 2011, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

Following is a year-to-date summary of the accrued store closure and lease exit costs as of the three months ended April 30, 2011, the twelve months ended January 29, 2011 and the three months ended May 1, 2010, respectively:

(In thousands)	April 30, 2011	January 29, 2011	May 1, 2010
Beginning Balance	$6,575	$10,220	$10,220
Lease exit costs, net of estimated sublease income	302	4,245	2,633
Severance and closure costs	291	416	223
Payments for leases and settlements	(2,045)	(7,827)	(3,831)
Payments for severance and closure costs	(389)	(479)	(265)

Ending Balance[1]	$4,734	$6,575	$8,980

1.	At April 30, 2011, January 29, 2011 and May 1, 2010, the reserve for store closures includes $1.0 million, $1.6 million and $3.1 million, respectively, for stores that are classified within continuing operations and includes $3.7 million, $5.0 million and $5.9 million, respectively, for stores that are classified within discontinued operations.

3. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2010, the Company closed one store in Wellington, Florida. Therefore, the consolidated statements of operations for prior periods have been revised to present certain components as discontinued operations. Both the current and prior year results for this store are classified as discontinued operations on the Company’s consolidated statements of operations. The loss from discontinued operations also includes the costs associated with stores that closed in prior years that have not yet settled as the estimated lease exit costs are recorded at the time a store is closed and then subsequently adjusted based on actual sublease income and lease settlement agreements. These costs were approximately $0.3 million for the first quarter of fiscal 2011 and $0.1 million for the first quarter of fiscal 2010.

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

Results from discontinued operations were as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
(In thousands)
Store sales	$—	$577
Costs and expenses:
Cost of store sales and occupancy	—	448
Operating and administrative expenses	27	213
Lease exit costs, net of estimated sublease income	304	142

Loss from discontinued operations, net of tax	$(331)	$(226)

4. SHARE-BASED COMPENSATION

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company had share-based compensation expense of $0.6 million for the three months ended April 30, 2011 compared to $0.4 million for the three months ended May 1, 2010. Share-based compensation expense is recorded as a component of selling, general and administrative expenses. As of April 30, 2011, there was $4.7 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 3.1 years.

During the first quarter of fiscal 2011, the Company granted options to purchase 769,000 shares of common stock to its employees. No stock options to purchase shares of the Company’s common stock were granted during the first quarter of fiscal 2010. The weighted-average fair value per option granted was $7.13 during the three-month period ended April 30, 2011. The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month period ended April 30, 2011:

Three Months Ended
April 30, 2011
Expected dividend rate	—%
Expected volatility	90.0%
Risk-free interest rate	2.0%
Expected term (years)	4.5

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised into common stock.

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
April 30, 2011
Shares	22,122	—	22,122
Loss	$(0.15)	$0.00	$(0.15)

May 1, 2010
Shares	22,087	—	22,087
Loss	$(0.47)	$0.00	$(0.47)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month periods ended April 30, 2011 and May 1, 2010, there were 4,233,617 and 2,987,490 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company’s long-term debt as of April 30, 2011, January 29, 2011, and May 1, 2010 is summarized as follows:

(In thousands)	April 30, 2011	January 29, 2011	May 1, 2010
Obligations under sale and leaseback:
California distribution centers	$61,302	$61,462	$61,924
Virginia distribution center	51,203	51,270	51,469

Total long-term debt – distribution center lease obligations	112,505	112,732	113,393

Less current portion	(884)	(885)	(888)

Long-term debt – distribution center lease obligations	$111,621	$111,847	$112,505

The Company’s long-term debt includes financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions as financings whereby the net book value of the assets remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s long-term debt, see Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of April 30, 2011, the Company was in compliance with its loan covenant requirements, had $41.0 million in borrowings (including the $10.0 million term loan) and $7.8 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $80.2 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2011. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at April 30, 2011, January 29, 2011 and May 1, 2010 consisted of the following (in millions):

	April 30, 2011	January 29, 2011	May 1, 2010
Account receivable availability	$6.1	$6.5	$6.4
Inventory availability	131.6	132.9	130.8
Less: reserves	(8.7)	(10.4)	(7.9)

Total borrowing base	$129.0	$129.0	$129.3

The aggregate borrowing base is reduced by the following obligations (in millions):

Ending loan balance	$41.0	$25.4	$61.7
Outstanding letters of credit	7.8	10.8	10.0

Total obligations	$48.8	$36.2	$71.7

The availability at April 30, 2011, January 29, 2011 and May 1, 2010 was (in millions):

Total borrowing base	$129.0	$129.0	$129.3
Less: obligations	(48.8)	(36.2)	(71.7)

Total availability	$80.2	$92.8	$57.6

7. INCOME TAXES

The Company’s effective tax rate from continuing operations was a benefit of 4.0%, before discrete items, in the first quarter of fiscal 2011 compared to a provision of 1.6%, before discrete items, in the first quarter of fiscal 2010. The effective tax rate increase is due to an increase in state tax expense as a result of increased revenue.

Income tax expense or benefit reflects the amount of taxes payable or refundable for the current year, the impact of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and refunds and accrued penalties on tax deficiencies. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if there is doubt about the realization of such assets in the future. The Company has recorded a full valuation allowance against its deferred tax assets as of April 30, 2011 and May 1, 2010.

At both April 30, 2011 and January 29, 2011, the Company had $1.4 million in unrecognized tax benefits; the recognition of which would have an impact of $282,000 on the Company’s income tax provision. At the end of the first quarter of fiscal 2011, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $377,500 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At April 30, 2011 and at May 1, 2010, the Company had accrued $186,000 and $189,000, respectively, for the potential payment of interest and penalties.

As of April 30, 2011, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 2003 and forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month period ended April 30, 2011 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011. The results of operations for the three-month period ended April 30, 2011, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011, which are incorporated by reference herein, as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Company reported a net loss of $3.4 million in the first quarter of fiscal 2011, or $0.15 per diluted share, compared to a net loss of $10.3 million, or $0.47 per diluted share, for the first quarter of last year. The decrease in the net loss was primarily due to a $5.9 million increase in gross profit as well as tightly controlled selling, general and administrative expenses. Gross profit rate was 31.7% for the first quarter of fiscal 2011 versus 30.5% for the first quarter last year. The 120 basis point increase was primarily due to lower occupancy expenses and the leveraging of those expenses on higher sales, as well as improved merchandise margin compared to the first quarter last year.

In the first quarter of fiscal 2011, the Company did not open any new stores and closed four stores to end the quarter with 259 stores in 30 states. The four stores closed during the first quarter of fiscal 2011 were lease expirations that had no lease exit costs associated with their closures.

Results of Operations

The three months ended April 30, 2011 as compared to the three months ended May 1, 2010

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $11.1 million, or 5.9%, to $199.7 million for the first quarter of fiscal 2011 from $188.6 million for the first quarter of fiscal 2010. Comparable store sales increased 5.5% in the first quarter of fiscal 2011, compared to an increase of 5.6% in the first quarter of fiscal 2010. The increase in same store sales for the first quarter was attributable to an increase in customer count of 6.5% offset by a 1.0% reduction in the average ticket per customer. As of April 30, 2011, the calculation of comparable store sales included a base of 258 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores which remain comparable upon opening. At the end of the first quarter of fiscal 2011, the Company operated 259 stores in 30 states versus 263 stores in 30 states at the end of the first quarter of fiscal 2010.

The Company classifies its sales into home and consumables product lines. For both the first quarter of fiscal 2011 and for the first quarter of fiscal 2010, home accounted for 60% of total sales and consumables accounted for 40% of total sales.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $5.2 million, or 4.0%, to $136.3 million in the first quarter of fiscal 2011 as compared to the first quarter of last year. As a percentage of net sales, total cost of sales and occupancy decreased 120 basis points to 68.3% in the first quarter of fiscal 2011 compared to 69.5% in the first quarter of fiscal 2010. The 120 basis point decrease was primarily due to lower occupancy expenses compared to the first quarter of last year and the leveraging of those expenses on higher sales, as well as improvement in merchandise margin compared to the first quarter of last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses for the first quarter of fiscal 2011 were $63.1 million compared to $61.9 million for the first quarter last year. As a percentage of net sales, SG&A expenses decreased 120 basis points to 31.6% for the first quarter of fiscal 2011 from 32.8% for the first quarter last year. The decrease in SG&A expenses as a percentage of net sales is largely the result of increased leverage on higher sales.

Store Closure Costs Costs related to closing the stores classified within continuing operations were $0.3 million for the first quarter of fiscal 2011 compared to $2.7 million for the first quarter of fiscal 2010. The Company closed four stores in the first quarter of fiscal 2011 versus one relocation and five closed stores in the first quarter of fiscal 2010. All of the stores closed in the first quarters of fiscal 2011 and 2010 are included in continuing operations and the four stores that closed during the first quarter of fiscal 2011 were lease expirations that had no lease exit costs associated with their closures.

Store Preopening Expenses Store preopening expenses typically include rent expense incurred prior to opening as well as grand opening advertising and preopening merchandise setup expenses. There were no store preopening expenses for the first quarter of fiscal 2011 compared to $0.1 million for the first quarter of fiscal 2010. The Company did not open any new stores during the first quarter of fiscal 2011 compared to opening one new store during the first quarter of fiscal 2010. Store preopening expenses vary depending on the amount of time between the possession date and the store opening, the particular store site and whether it is located in a new or existing market.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.1 million for the first quarter of fiscal 2011 compared to $2.7 million for the first quarter of fiscal 2010. Included in net interest expense is interest related to the distribution center lease obligations of $2.1 million for both the first quarter of fiscal 2011 and fiscal 2010.

Income Taxes The Company’s effective tax rate from continuing operations was a benefit of 4.0%, before discrete items, in the first quarter of fiscal 2011 compared to a provision of 1.6%, before discrete items, in the first quarter of fiscal 2010. The effective tax rate increase is due to an increase in state tax expense as a result of increased revenue.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $3.4 million at April 30, 2011 and $2.7 million at May 1, 2010. The Company met its short-term liquidity needs and its capital requirements for the three-month period ended April 30, 2011 with existing cash and cash provided from financing activities.

Prior to achieving net income in fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of April 30, 2011, we had an accumulated deficit of $98.0 million. For the three months ended April 30, 2011 and for fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

Cash Flows From Operating Activities Net cash used in operating activities totaled $14.0 million during the first quarter of fiscal 2011 compared to $12.2 million in the same period last year, an increase of $1.8 million. The $1.8 million increase in net cash used in operating activities is largely due to the $13.0 million tax refund that was received in the first quarter of fiscal 2010 that was not repeated in the first quarter of fiscal 2011. This more than offset the $6.9 million year-over-year improvement in net loss as well as the other working capital improvements.

Cash Flows From Investing Activities Net cash used in investing activities totaled $0.6 million during the first quarter of fiscal 2011 compared to $0.5 million for the same period last year.

The Company estimates that fiscal 2011 capital expenditures will be approximately $10.0 million; including approximately $4.6 million for management information systems and distribution center projects and $5.4 million for investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $15.3 million during the first quarter of fiscal 2011 compared to $12.8 million for the same period last year. Borrowings, net of payments, under the Company’s asset-based credit facility increased $15.6 million as of April 30, 2011 from $25.4 million at January 29, 2011, compared to an increase of $13.2 million for the same period last year.

Revolving Line of Credit On January 3, 2011, the Company entered into a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement amended and extended the previous $200.0 million Credit Agreement dated as of June 25, 2007 which was due to expire on June 25, 2012. The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of April 30, 2011, the Company was in compliance with its loan covenant requirements, had $41.0 million in borrowings (including the $10.0 million term loan) and $7.8 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $80.2 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2011. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company does not believe there were any significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements.

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday selling season. Due to the importance of the holiday selling season, the fourth quarter of each fiscal year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of its net sales and most of its net income, if any, for the entire fiscal year. The Company believes this is the general pattern associated with the retail industry.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk from those disclosed in the Company’s Form 10-K filed for the fiscal year ended January 29, 2011.

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

As of April 30, 2011, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 29, 2011, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results and cause the market price of our stock to decline, perhaps significantly. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	2011 Management Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: May 27, 2011	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President,
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

10.1*	2011 Management Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.