Form 10-Q
period 2011-07-30
COST PLUS INC/CA/
filed 2011-09-07
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

As of September 7, 2011, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,321,913.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended July 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,803	$2,691	$2,911
Merchandise inventories, net	191,346	181,853	189,180
Other current assets	21,010	12,420	17,150

Total current assets	215,159	196,964	209,241
Property and equipment, net	138,404	145,678	153,424
Other assets, net	5,598	6,007	3,858

Total assets	$359,161	$348,649	$366,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,236	$55,822	$56,612
Accrued compensation	13,786	17,516	11,668
Revolving line of credit and term loan	45,200	25,400	0
Accrued store closure and lease exit costs	4,267	6,575	7,375
Current portion of distribution center sale-leaseback obligations	899	885	886
Other current liabilities	19,951	20,788	19,685

Total current liabilities	150,339	126,986	96,226
Revolving line of credit	0	0	68,000
Capital lease obligations	5,613	6,029	6,469
Long-term distribution center sale-leaseback obligations	111,391	111,847	112,290
Other long-term obligations	23,337	25,422	26,093
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	0	0	0
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,260,663; 22,087,113 and 22,087,113 shares	223	221	221
Additional paid-in capital	174,294	172,768	172,000
Accumulated deficit	(106,036)	(94,624)	(114,776)

Total shareholders’ equity	68,481	78,365	57,445

Total liabilities and shareholders’ equity	$359,161	$348,649	$366,523

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$197,949	$191,795	$397,659	$380,432
Cost of sales and occupancy	138,932	131,122	275,250	262,231

Gross profit	59,017	60,673	122,409	118,201
Selling, general and administrative expenses	64,643	64,443	127,752	126,356
Store closure (income)/costs	(710)	(62)	(388)	2,652
Store preopening expenses	0	0	0	106

Loss from continuing operations, before interest and taxes	(4,916)	(3,708)	(4,955)	(10,913)
Net interest expense	3,223	2,719	6,304	5,441

Loss from continuing operations before income taxes	(8,139)	(6,427)	(11,259)	(16,354)
Income tax (benefit)/expense	(377)	192	(462)	350

Net loss from continuing operations	(7,762)	(6,619)	(10,797)	(16,704)
Loss from discontinued operations	(284)	(364)	(615)	(590)

Net loss	$(8,046)	$(6,983)	$(11,412)	$(17,294)

Net loss per weighted-average share:
Continuing operations
Basic	$(0.35)	$(0.30)	$(0.49)	$(0.75)
Diluted	$(0.35)	$(0.30)	$(0.49)	$(0.75)

Discontinued operations
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Total
Basic	$(0.36)	$(0.32)	$(0.52)	$(0.78)
Diluted	$(0.36)	$(0.32)	$(0.52)	$(0.78)
Weighted-average shares outstanding:
Basic	22,223	22,087	22,172	22,087
Diluted	22,223	22,087	22,172	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010
Cash Flows From Operating Activities:
Net loss	$(11,412)	$(17,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,952	12,394
Share-based compensation expense	1,200	696
Loss on asset disposal	262	87
Changes in assets and liabilities:
Merchandise inventories	(9,493)	(11,977)
Income taxes	(1,185)	13,132
Other assets	(7,564)	1,893
Accounts payable	10,420	(9,550)
Other liabilities	(8,334)	(6,057)

Net cash used in operating activities	(16,154)	(16,676)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,979)	(1,691)
Proceeds from sale of property and equipment	51	44

Net cash used in investing activities	(2,928)	(1,647)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	162,160	95,256
Payments under revolving line of credit	(142,360)	(75,756)
Principal payments on long-term distribution center sale-leaseback obligations	(442)	(433)
Debt issuance costs	(69)	0
Principal payments on capital lease obligations	(421)	(435)
Proceeds from the issuance of common stock	326	0

Net cash provided by financing activities	19,194	18,632

Net increase in cash and cash equivalents	112	309

Cash and Cash Equivalents:
Beginning of period	2,691	2,602

End of period	$2,803	$2,911

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,201	$5,530

Cash paid/(received) for income taxes, net	$743	$(12,878)

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended July 30, 2011 and July 31, 2010

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at July 30, 2011 and July 31, 2010, and the interim results of operations for the three months and six months ended July 30, 2011 and July 31, 2010, and cash flows for the six months ended July 30, 2011 and July 31, 2010. The balance sheet at January 29, 2011, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. The condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 2010 have been revised to present certain components as discontinued operations (see Note 3). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

Prior to achieving net income in fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of July 30, 2011, we had an accumulated deficit of $106.0 million. For the six months ended July 30, 2011, and for fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

The results of operations for the three-month and six-month periods ended July 30, 2011, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

2. ACCRUED STORE CLOSURE AND LEASE EXIT COSTS

When stores under long-term leases close, the Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated sublease income and discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed and at the end of each quarter, the Company adjusts the estimated liability balance based on actual sublease income and lease settlement agreements that occurred during the period. Accrued store closure and lease exit costs also include costs related to closing the stores and relocating and terminating employees. Additional charges or recoveries related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to these store closures are subject to significant uncertainty, including the variability in future vacancy periods, sublease income or negotiations with landlords regarding buy-out payments on leases.

Following is a year-to-date summary of the accrued store closure and lease exit costs as of the six months ended July 30, 2011, the 12 months ended January 29, 2011 and the six months ended July 31, 2010, respectively:

(In thousands)	July 30, 2011	January 29, 2011	July 31, 2010
Beginning Balance	$6,575	$10,220	$10,220
Lease exit costs, net of estimated sublease income	670	4,245	2,835
Severance and closure costs	455	416	257
Payments for leases and settlements	(2,892)	(7,827)	(5,562)
Payments for severance and closure costs	(541)	(479)	(375)

Ending Balance[1]	$4,267	$6,575	$7,375

1.	At July 30, 2011, January 29, 2011 and July 31, 2010, the reserve for store closures includes $0.9 million, $1.6 million and $1.9 million, respectively, for stores that are classified within continuing operations and includes $3.4 million, $5.0 million and $5.5 million, respectively, for stores that are classified within discontinued operations.

3. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2010, the Company closed one store in Wellington, Florida. Therefore, the condensed consolidated statements of operations for prior periods have been revised to present certain components as discontinued operations. The prior year results for this store are classified as discontinued operations on the Company’s condensed consolidated statements of operations. The loss from discontinued operations also includes the costs associated with stores that closed in prior years that have not yet settled as the estimated lease exit costs are recorded at the time a store is closed and then subsequently adjusted based on actual sublease income and lease settlement agreements. These costs were approximately $0.6 million for the six-month period ended July 30, 2011 and $0.4 million for six-month period ended July 31, 2010.

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

Results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(In thousands)
Store sales	$0	$568	$0	$1,145
Costs and expenses:
Cost of store sales and occupancy	0	429	0	877
Operating and administrative expenses	22	205	49	418
Lease exit costs, net of estimated sublease income	262	298	566	440

Loss from discontinued operations, net of tax	$(284)	$(364)	$(615)	$(590)

4. SHARE-BASED COMPENSATION

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company had share-based compensation expense of $0.6 million for the three months ended July 30, 2011 compared to $0.3 million for the three months ended July 31, 2010. Share-based compensation expense for the six months ended July 30, 2011 and the six months ended July 31, 2010 was $1.2 million and $0.7 million, respectively. Share-based compensation expense is recorded as a component of selling, general and administrative expenses. As of July 30, 2011, there was $4.2 million of total unrecognized compensation cost related to unvested share-based compensation that is expected to be recognized over a weighted-average period of approximately 3.0 years.

No stock options to purchase shares of the Company’s common stock were granted during the second quarter of fiscal 2011 and during the second quarter of fiscal 2010, the Company granted options to purchase 821,500 shares of common stock to its employees and non-employee directors. The weighted-average fair value per option granted was $7.13 during the six-month period ended July 30, 2011, and $3.38 during the three-month and six-month periods ended July 31, 2010. The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and six-month periods ended July 31, 2010 and the six-month period ended July 30, 2011:

	Three Months Ended	Six Months Ended
	July 31, 2010	July 30, 2011	July 31, 2010
Expected dividend rate	0%	0%	0%
Expected volatility	94.1%	90.0%	94.1%
Risk-free interest rate	2.0%	2.0%	2.0%
Expected term (years)	4.5	4.5	4.5

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

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
July 30, 2011
Shares	22,223	0	22,223	22,172	0	22,172
Loss	$(0.36)	$0.00	$(0.36)	$(0.52)	$0.00	$(0.52)
July 31, 2010
Shares	22,087	0	22,087	22,087	0	22,087
Loss	$(0.32)	$0.00	$(0.32)	$(0.78)	$0.00	$(0.78)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and six-month periods ended July 30, 2011 and July 31, 2010, there were 4,129,367 and 3,764,365 anti-dilutive options, respectively.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

On January 3, 2011, the Company entered into a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement amended and extended the previous $200.0 million Credit Agreement dated as of June 25, 2007 which was due to expire on June 25, 2012. The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan, which was drawn on the effective date. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of July 30, 2011, the Company was in compliance with its loan covenant requirements, had $45.2 million in borrowings (including the $10.0 million term loan) and $7.7 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $82.4 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2011. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at July 30, 2011, January 29, 2011 and July 31, 2010 consisted of the following (in millions):

	July 30, 2011	January 29, 2011	July 31, 2010
Account receivable availability	$6.8	$6.5	$7.5
Inventory availability	137.2	132.9	135.9
Less: reserves	(8.7)	(10.4)	(11.0)

Total borrowing base	$135.3	$129.0	$132.4

The aggregate borrowing base is reduced by the following obligations:

Ending loan balance	$45.2	$25.4	$68.0
Outstanding letters of credit	7.7	10.8	9.9

Total obligations	$52.9	$36.2	$77.9

The availability at July 30, 2011, January 29, 2011 and July 31, 2010 was:
Total borrowing base	$135.3	$129.0	$132.4
Less: obligations	(52.9)	(36.2)	(77.9)

Total availability	$82.4	$92.8	$54.5

7. DISTRIBUTION CENTER SALE-LEASEBACK OBLIGATIONS

The Company’s distribution center sale-leaseback obligations as of July 30, 2011, January 29, 2011, and July 31, 2010 are summarized as follows:

(In thousands)	July 30, 2011	January 29, 2011	July 31, 2010
Obligations under sale and leaseback:
California distribution centers	$61,155	$61,462	$61,773
Virginia distribution center	51,135	51,270	51,403

Total distribution center sale-leaseback obligations	112,290	112,732	113,176

Less current portion	(899)	(885)	(886)

Long-term distribution center sale-leaseback obligations	$111,391	$111,847	$112,290

The Company’s distribution center lease obligations include financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions as financings whereby the net book value of the assets remain on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s obligations under the sale and leaseback of the distribution centers, see Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

8. INCOME TAXES

The Company’s effective tax rate from continuing operations was a benefit of 4.5%, before discrete items, in the second quarter of fiscal 2011 compared to a provision of 1.6%, before discrete items, in the second quarter of fiscal 2010. The effective tax rate increase is due to an increase in state tax expense as a result of increased projected earnings.

Income tax expense or benefit reflects the amount of taxes payable or refundable for the current year, the impact of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and refunds and accrued penalties on tax deficiencies. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if there is doubt about the realization of such assets in the future. The Company has recorded a full valuation allowance against its deferred tax assets as of July 30, 2011 and July 31, 2010.

At July 30, 2011, the Company had $0.4 million in unrecognized tax benefits and at January 29, 2011, the Company had $1.4 million in unrecognized tax benefits; the recognition of which would both have an impact of $282,000 on the Company’s income tax provision. At the end of the second quarter of fiscal 2011, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $439,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At July 30, 2011 and at July 31, 2010, the Company had accrued $189,000 and $196,000, respectively, for the potential payment of interest and penalties.

As of July 30, 2011, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 2003 and forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and six-month periods ended July 30, 2011 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011. The results of operations for the three-month and six-month periods ended July 30, 2011, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

The Company reported a net loss of $8.0 million in the second quarter of fiscal 2011, or $0.36 per diluted share, compared to a net loss of $7.0 million, or $0.32 per diluted share, for the second quarter of last year. Year-to-date, the Company reported a net loss of $11.4 million compared to a net loss of $17.3 million for the same period last year. The gross profit rate was 29.8% for the second quarter of fiscal 2011 versus 31.6% for the second quarter last year. The 180 basis point decrease in gross profit was primarily due to a reduction in merchandise margin, slightly offset by lower occupancy expenses. The decrease in merchandise margin for the second quarter was due to higher promotional markdowns in outdoor furniture, which were needed to clear the merchandise in advance of setting the fall schematic. The outdoor business was negatively impacted by a truncated selling season due to the late Easter holiday combined with unseasonal weather and a more promotional retail environment.

In the second quarter of fiscal 2011, the Company closed one store to end the quarter with 258 stores in 30 states.

Results of Operations

The three and six months ended July 30, 2011 as compared to the three and six months ended July 31, 2010

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $6.1 million, or 3.2%, to $197.9 million for the second quarter of fiscal 2011 from $191.8 million for the second quarter of fiscal 2010. Year-to-date, net sales were $397.7 million, a 4.5% increase compared to $380.4 million for the same period last year. Comparable store sales increased 2.8% in the second quarter of fiscal 2011, compared to an increase of 6.5% in the second quarter of fiscal 2010. Year-to-date, comparable store sales increased 4.2% compared to an increase of 6.1% for the same period last year. The increase in same store sales for the second quarter was attributable to an increase in customer count of 5.5% offset by a 2.5% reduction in the average ticket per customer. As of July 30, 2011, the calculation of comparable store sales included a base of 257 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores, which remain comparable upon opening. At the end of the second quarter of fiscal 2011, the Company operated 258 stores in 30 states versus 263 stores in 30 states at the end of the second quarter of fiscal 2010.

The Company classifies its sales into home and consumables product lines. For the second quarter of fiscal 2011, home accounted for 65% of total sales versus 66% for the second quarter of last year, and consumables accounted for 35% of total sales versus 34% for the second quarter of last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $7.8 million, or 6.0%, to $138.9 million in the second quarter of fiscal 2011 as compared to the second quarter of last year. As a percentage of net sales, total cost of sales and occupancy increased 180 basis points to 70.2% in the second quarter of fiscal 2011 compared to 68.4% in the second quarter of fiscal 2010. The 180 basis point increase was primarily due to a reduction in merchandise margin, slightly offset by lower occupancy expenses. Year-to-date, total costs of sales and occupancy were $275.3 million and increased $13.0 million, or 5.0%, compared to the same period in fiscal 2010. As a percentage of net sales, total cost of sales and occupancy for the year increased 30 basis points to 69.2% from 68.9% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses for the second quarter of fiscal 2011 were $64.6 million compared to $64.4 million for the second quarter last year. As a percentage of net sales, SG&A expenses decreased 90 basis points to 32.7% for the second quarter of fiscal 2011 from 33.6% for the second quarter last year. Year-to-date, as a percentage of net sales, SG&A expenses decreased 110 basis points to 32.1% from 33.2% for the same period last year. The decrease in SG&A expenses as a percentage of net sales for the second quarter and year-to-date was the result of increased leverage on higher sales.

Store Closure (Income)/Costs The Company had store closure income of $0.7 million from continuing operations for the second quarter of fiscal 2011. This was due to a payment received from a landlord as the result of a successful early lease termination, partially offset by the costs of closing the store and other lease exit cost adjustments, compared to income of $62,000 for the second quarter of fiscal 2010 as a result of favorable lease buy-out settlements. Year-to-date, the Company had store closure income from continuing operations of $0.4 million compared to costs of $2.7 million for the same period last year. The Company closed five stores in the first six months of fiscal 2011, as compared to relocating one store and closing five stores in the first six months of fiscal 2010. All of the stores closed in the first six months of fiscal 2011 and 2010 are included in continuing operations, and the four stores that closed during the first quarter of fiscal 2011 were lease expirations that had no lease exit costs associated with their closures.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.2 million for the second quarter of fiscal 2011 compared to $2.7 million for the second quarter of fiscal 2010. Included in net interest expense is interest related to the distribution center sale-leaseback obligations of $2.2 million for the second quarter of fiscal 2011 and $2.1 million for the second quarter of fiscal 2010. Year-to-date, net interest expense was $6.3 million compared to $5.4 million for the same period last year. The increase in net interest expense for the quarter and year-to-date periods was primarily due to a higher weighted-average interest rate on the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate from continuing operations was a benefit of 4.5%, before discrete items, in the second quarter of fiscal 2011 compared to a provision of 1.6%, before discrete items, in the second quarter of fiscal 2010. The effective tax rate increase is due to an increase in state tax expense as a result of increased projected earnings.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.8 million at July 30, 2011 and $2.9 million at July 31, 2010. The Company met its short-term liquidity needs and its capital requirements for the six-month period ended July 30, 2011 with existing cash and cash provided from financing activities.

Prior to achieving net income in fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of July 30, 2011, we had an accumulated deficit of $106.0 million. For the six months ended July 30, 2011, and for fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

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

Cash Flows From Operating Activities Net cash used in operating activities totaled $16.2 million during the first six months of fiscal 2011 compared to $16.7 million in the same period last year, a decrease of $0.5 million. The $0.5 million decrease in net cash used in operating activities is largely due to the $5.9 million year-over-year improvement in net loss as well as other working capital improvements, offset by the $13.0 million tax refund that was received in the first quarter of fiscal 2010 that was not repeated in the first quarter of fiscal 2011.

Cash Flows From Investing Activities Net cash used in investing activities totaled $2.9 million during the first six months of fiscal 2011 compared to $1.6 million for the same period last year. For the first six months of fiscal 2011, there was a minor increase in spending related to information systems, visual merchandise and store projects compared to the first six months of fiscal 2010.

The Company estimates that fiscal 2011 capital expenditures will be approximately $10.0 million; including approximately $4.6 million for management information systems and distribution center projects and $5.4 million for investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $19.2 million during the first six months of fiscal 2011 compared to $18.6 million for the same period last year. Borrowings, net of payments, under the Company’s asset-based credit facility were $19.8 million for the six-month period ended July 30, 2011 compared to $19.5 million for the same period last year.

Revolving Line of Credit On January 3, 2011, the Company entered into a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement amended and extended the previous $200.0 million Credit Agreement dated as of June 25, 2007 which was due to expire on June 25, 2012. The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan, which was drawn on the effective date. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of July 30, 2011, the Company was in compliance with its loan covenant requirements, had $45.2 million in borrowings (including the $10.0 million term loan) and $7.7 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $82.4 million. Based on current projections, the Company expects to be in compliance throughout fiscal 2011.

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

As of July 30, 2011, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following Exhibits have been filed with, or incorporated by reference into, this Report:

(a)	Exhibits

3.2	Amended and Restated By-laws, effective as of June 23, 2011.

10.1*	Cost Plus, Inc. 1996 Director Option Plan as amended June 23, 2011.

10.2*	Cost Plus, Inc. Executive Performance Incentive Plan dated June 23, 2011.

10.3*	Form of Deferred Stock Unit Agreement, 1996 Director Option Plan.

10.4*	Cost Plus, Inc. Option Acceleration Agreement dated June 23, 2011.

10.5*	Eighth Amended and Restated Employment Severance Agreement dated August 3, 2011, between Cost Plus, Inc. and Jane L. Baughman.

10.6*	Fourth Amended and Restated Employment Severance Agreement dated August 3, 2011 between Cost Plus, Inc. and Jeffrey A. Turner.

10.7	Summary of Non-Employee Director Compensation.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: September 7, 2011	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President,
Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

3.2	Amended and Restated By-laws, effective as of June 23, 2011.

10.1*	Cost Plus, Inc. 1996 Director Option Plan as amended June 23, 2011.

10.2*	Cost Plus, Inc. Executive Performance Incentive Plan dated June 23, 2011.

10.3*	Form of Deferred Stock Unit Agreement, 1996 Director Option Plan.

10.4*	Cost Plus, Inc. Option Acceleration Agreement dated June 23, 2011.

10.5*	Eighth Amended and Restated Employment Severance Agreement dated August 3, 2011, between Cost Plus, Inc. and Jane L. Baughman.

10.6*	Fourth Amended and Restated Employment Severance Agreement dated August 3, 2011 between Cost Plus, Inc. and Jeffrey A. Turner.

10.7	Summary of Non-Employee Director Compensation.

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
*	Denotes a management contract or compensatory plan or arrangement.