Form 10-Q
period 2011-10-29
COST PLUS INC/CA/
filed 2011-12-07
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of December 7, 2011, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,373,163.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended October 29, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,930	$2,691	$2,962
Merchandise inventories, net	255,875	181,853	249,725
Other current assets	15,047	12,420	14,741

Total current assets	273,852	196,964	267,428
Property and equipment, net	137,618	145,678	149,845
Other assets, net	5,412	6,007	3,746

Total assets	$416,882	$348,649	$421,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,028	$55,822	$82,393
Accrued compensation	17,830	17,516	17,632
Revolving line of credit and term loan	77,000	25,400	0
Accrued store closure and lease exit costs	3,719	6,575	7,103
Current portion of distribution center sale-leaseback obligations	914	885	886
Other current liabilities	19,379	20,788	19,499

Total current liabilities	216,870	126,986	127,513
Revolving line of credit	0	0	99,800
Capital lease obligations	5,442	6,029	6,256
Long-term distribution center sale-leaseback obligations	111,157	111,847	112,070
Other long-term obligations	22,448	25,422	25,893
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	0	0	0
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,363,553; 22,087,113 and 22,087,113 shares	224	221	221
Additional paid-in capital	175,369	172,768	172,389
Accumulated deficit	(114,628)	(94,624)	(123,123)

Total shareholders’ equity	60,965	78,365	49,487

Total liabilities and shareholders’ equity	$416,882	$348,649	$421,019

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$201,862	$194,569	$599,521	$575,001
Cost of sales and occupancy	139,726	134,789	414,976	397,020

Gross profit	62,136	59,780	184,545	177,981
Selling, general and administrative expenses	67,282	64,407	195,034	190,763
Store closure costs/(income)	202	43	(186)	2,695
Store preopening expenses	176	142	176	248

Loss from continuing operations, before interest and taxes	(5,524)	(4,812)	(10,479)	(15,725)
Net interest expense	3,339	2,774	9,643	8,215

Loss from continuing operations before income taxes	(8,863)	(7,586)	(20,122)	(23,940)
Income tax (benefit)/expense	(617)	(189)	(1,079)	161

Net loss from continuing operations	(8,246)	(7,397)	(19,043)	(24,101)
Loss from discontinued operations	(345)	(948)	(960)	(1,538)

Net loss	$(8,591)	$(8,345)	$(20,003)	$(25,639)

Net loss per weighted-average share:
Continuing operations
Basic	$(0.37)	$(0.34)	$(0.86)	$(1.09)
Diluted	$(0.37)	$(0.34)	$(0.86)	$(1.09)

Discontinued operations
Basic	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Total
Basic	$(0.39)	$(0.38)	$(0.90)	$(1.16)
Diluted	$(0.39)	$(0.38)	$(0.90)	$(1.16)
Weighted-average shares outstanding:
Basic	22,333	22,087	22,226	22,087
Diluted	22,333	22,087	22,226	22,087

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cash Flows From Operating Activities:
Net loss	$(20,003)	$(25,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,547	17,641
Share-based compensation expense	2,060	1,084
Loss on asset disposal	281	83
Changes in assets and liabilities:
Merchandise inventories	(74,022)	(72,522)
Income taxes	(1,845)	13,010
Other assets	(764)	4,526
Accounts payable	42,250	16,249
Other liabilities	(6,256)	(703)

Net cash used in operating activities	(43,752)	(46,271)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,840)	(3,419)
Proceeds from sale of property and equipment	55	63

Net cash used in investing activities	(6,785)	(3,356)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	212,312	169,677
Payments under revolving line of credit	(160,712)	(118,377)
Principal payments on long-term distribution center sale-leaseback obligations	(661)	(653)
Debt issuance costs	(69)	0
Principal payments on capital lease obligations	(635)	(660)
Proceeds from the issuance of common stock	541	0

Net cash provided by financing activities	50,776	49,987

Net increase in cash and cash equivalents	239	360

Cash and Cash Equivalents:
Beginning of period	2,691	2,602

End of period	$2,930	$2,962

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,453	$8,093

Cash paid/(received) for income taxes, net	$769	$(12,867)

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended October 29, 2011 and October 30, 2010

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at October 29, 2011 and October 30, 2010, and the interim results of operations for the three months and nine months ended October 29, 2011 and October 30, 2010, and cash flows for the nine months ended October 29, 2011 and October 30, 2010. The balance sheet at January 29, 2011, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

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

Prior to achieving net income in fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of October 29, 2011, we had an accumulated deficit of $114.6 million. For the nine months ended October 29, 2011, and for fiscal 2009 and fiscal 2008, we did not generate positive cash flows from operating activities. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

The results of operations for the three-month and nine-month periods ended October 29, 2011, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

Following is a year-to-date summary of the accrued store closure and lease exit costs as of the nine months ended October 29, 2011, the 12 months ended January 29, 2011 and the nine months ended October 30, 2010, respectively:

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010
Beginning Balance	$6,575	$10,220	$10,220
Lease exit costs, net of estimated sublease income	1,113	4,245	3,707
Severance and closure costs	521	416	342
Payments for leases and settlements	(3,846)	(7,827)	(6,706)
Payments for severance and closure costs	(644)	(479)	(460)

Ending Balance[1]	$3,719	$6,575	$7,103

1.	At October 29, 2011, January 29, 2011 and October 30, 2010, the reserve for store closures includes $0.7 million, $1.6 million and $1.7 million, respectively, for stores that are classified within continuing operations and includes $3.0 million, $5.0 million and $5.4 million, respectively, for stores that are classified within discontinued operations.

3. DISCONTINUED OPERATIONS

The Company did not have any operations which were discontinued during the year-to-date period of fiscal 2011. The loss from discontinued operations for the three-month and nine-month periods of fiscal 2011 primarily consists of the costs associated with the quarterly adjustments to the lease exit liabilities that were established for the stores that closed in prior years and that have leases which have not yet been exited. These lease exit costs were approximately $0.9 million for the nine-month period ended October 29, 2011 and $1.3 million for nine-month period ended October 30, 2010.

The recognition of the costs associated with closing the stores requires the Company to make judgments and estimates regarding the nature, timing, and costs, including estimated lease exit costs net of estimated sublease income, employee severance and various other costs related to the closure of stores. Additional charges or recoveries related to the planned disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions. The timing of future transactions and charges related to these store closures are subject to significant uncertainty, including the variability in future vacancy periods, and sublease income or negotiations with landlords regarding buy-out payments on leases.

Results from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
(In thousands)
Store sales	$0	$688	$0	$1,833
Costs and expenses:
Cost of store sales and occupancy	0	536	0	1,413
Operating and administrative expenses	6	186	55	604
Lease exit costs, net of estimated sublease income	339	829	905	1,269
Severance benefits and other closure costs	0	85	0	85

Loss from discontinued operations, net of tax	$(345)	$(948)	$(960)	$(1,538)

4. SHARE-BASED COMPENSATION

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, the Company’s stock-based compensation relates to stock options and deferred stock units. The Company’s deferred stock units are issued and measured at fair market value on the date of grant and fully vest on the one year anniversary from the date of grant.

The Company had share-based compensation expense of $0.9 million for the three months ended October 29, 2011 compared to $0.4 million for the three months ended October 30, 2010. Share-based compensation expense for the nine months ended October 29, 2011 and the nine months ended October 30, 2010 was $2.1 million and $1.1 million, respectively. Share-based compensation expense is recorded as a component of selling, general and administrative expenses. As of October 29, 2011, unrecognized compensation cost related to the unvested portion of the Company’s stock option awards and deferred stock units was $3.8 million, and $0.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 0.8 years, respectively.

The Company granted 53,974 deferred stock units to its non-employee directors during the third quarter of fiscal 2011 compared to no deferred stock units granted during the third quarter of fiscal 2010. No stock options to purchase shares of the Company’s common stock were granted during the third quarter of fiscal 2011 compared to 15,000 shares of common stock options granted to the Company’s employees during the third quarter of fiscal 2010. The weighted-average fair value per stock option granted was $7.13 during the nine-month period ended October 29, 2011 and $2.80 and $3.37 during the three-month and nine-month periods ended October 30, 2010, respectively. The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month and nine-month periods ended October 30, 2010 and the nine-month period ended October 29, 2011:

	Three Months Ended	Nine Months Ended
	October 30, 2010	October 29, 2011	October 30, 2010
Expected dividend rate	0%	0%	0%
Expected volatility	94.6%	90.0%	94.1%
Risk-free interest rate	1.3%	2.0%	2.0%
Expected term (years)	4.5	4.5	4.5

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

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
October 29, 2011
Shares	22,333	0	22,333	22,226	0	22,226
Loss	$(0.39)	$0.00	$(0.39)	$(0.90)	$0.00	$(0.90)
October 30, 2010
Shares	22,087	0	22,087	22,087	0	22,087
Loss	$(0.38)	$0.00	$(0.38)	$(1.16)	$0.00	$(1.16)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three-month and nine-month periods ended October 29, 2011 and October 30, 2010, there were 3,982,310 and 3,765,115 anti-dilutive options, respectively.

6. REVOLVING LINE OF CREDIT

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of October 29, 2011, the Company was in compliance with its loan covenant requirements, had $77.0 million in borrowings (including the $10.0 million term loan) and $7.3 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $115.7 million. Based on current projections, the Company expects to be in compliance with its loan covenant requirements throughout fiscal 2011. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at October 29, 2011, January 29, 2011 and October 30, 2010 consisted of the following (in millions):

	October 29, 2011	January 29, 2011	October 30, 2010
Account receivable availability	$8.0	$6.5	$7.2
Inventory availability	207.8	132.9	193.2
Less: reserves	(8.1)	(10.4)	(10.3)

Total borrowing base[1]	$207.7	$129.0	$190.1

The aggregate borrowing base is reduced by the following obligations:

Ending loan balance	$77.0	$25.4	$99.8
Outstanding letters of credit	7.3	10.8	9.5

Total obligations	$84.3	$36.2	$109.3

The availability at October 29, 2011, January 29, 2011 and October 30, 2010 was:

Total borrowing base[1]	$200.0	$129.0	$190.1
Less: obligations	(84.3)	(36.2)	(109.3)

Total availability	$115.7	$92.8	$80.8

1.	Total borrowing base per the calculation above was $207.7 million at October 29, 2011. However, the Credit Agreement limits the borrowing base to $200.0 million. Therefore, $200.0 million is the adjusted total borrowing base at October 29, 2011.

7. DISTRIBUTION CENTER SALE-LEASEBACK OBLIGATIONS

The Company’s distribution center sale-leaseback obligations as of October 29, 2011, January 29, 2011, and October 30, 2010 are summarized as follows:

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010
Obligations under sale and leaseback:
California distribution centers	$61,005	$61,462	$61,619
Virginia distribution center	51,066	51,270	51,337

Total distribution center sale-leaseback obligations	112,071	112,732	112,956

Less current portion	(914)	(885)	(886)

Long-term distribution center sale-leaseback obligations	$111,157	$111,847	$112,070

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

8. INCOME TAXES

The Company’s effective tax rate from continuing operations was a benefit of 5.0%, before discrete items, in the third quarter of fiscal 2011 compared to a provision of 0.9%, before discrete items, in the third quarter of fiscal 2010 primarily related to state income taxes. No provision or benefit was recorded in the third quarter of fiscal 2010 for federal income taxes due to the recent net operating losses incurred. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday selling season. The Company expects to have positive net income for fiscal year 2011, but due to the seasonality of its business, it had losses for the first three quarters of the year which resulted in recording a tax benefit for each of those quarters. Last year, the Company could not support net income for the year due to its recent history of recurring losses, and therefore did not recognize tax benefits on its quarterly losses through the third quarter because it did not expect to have enough net income to offset the year-to-date benefit that would have been recorded.

Income tax expense or benefit reflects the amount of taxes payable or refundable for the current year, the impact of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and refunds and accrued penalties on tax deficiencies. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if there is doubt about the realization of such assets in the future. The Company has recorded a full valuation allowance as of October 29, 2011 and October 30, 2010.

At October 29, 2011, the Company had $34,000 in unrecognized tax benefits and at January 29, 2011, the Company had $1.4 million in unrecognized tax benefits; the recognition of both would both have an impact of $282,000 on the Company’s income tax provision. At the end of the third quarter of fiscal 2011, it is reasonably possible that the total amounts of unrecognized tax benefits could decrease by $446,000 within the next 12 months due to the expiration of the statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At October 29, 2011 and at October 30, 2010, the Company had accrued $186,000 and $196,000, respectively, for the potential payment of interest and penalties.

As of October 29, 2011, the Company is subject to U.S. federal income tax examinations for tax years 2004 and forward, and is subject to state and local tax examinations for tax years 2003 and forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month and nine-month periods ended October 29, 2011 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011. The results of operations for the three-month and nine-month periods ended October 29, 2011, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position, including statements regarding the repayment of our debt, and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011, which are incorporated by reference herein, as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Company reported a net loss of $8.6 million in the third quarter of fiscal 2011, or $0.39 per diluted share, compared to a net loss of $8.3 million, or $0.38 per diluted share, for the third quarter of last year. The increase in the net loss for the quarter was primarily due to a $2.9 million increase in selling, general and administrative expenses, offset by a $2.4 million increase in gross profit. The increase in selling, general and administrative expenses is largely due to higher store payroll costs primarily related to store merchandise resets, which did not occur last year, as well as higher advertising expenses. The increase in gross profit is due to a 3.7% increase in net sales, offset by higher costs of sales due to a shift in the mix within the home division for the quarter.

In the third quarter of fiscal 2011, the Company relocated one store to end the quarter with 258 stores in 30 states.

Results of Operations

The three and nine months ended October 29, 2011 as compared to the three and nine months ended October 30, 2010

Net Sales Net sales consists almost entirely of retail sales, but also includes direct-to-consumer sales and shipping revenue. Net sales increased $7.3 million, or 3.7%, to $201.9 million for the third quarter of fiscal 2011 from $194.6 million for the third quarter of fiscal 2010. Year-to-date, net sales were $599.5 million, a 4.3% increase compared to $575.0 million for the same period last year. Comparable store sales increased 4.0% in the third quarter of fiscal 2011, compared to an increase of 8.8% in the third quarter of fiscal 2010. Year-to-date, comparable store sales increased 4.1% compared to an increase of 6.9% for the same period last year. The increase in same store sales for the third quarter was attributable to an increase in the average ticket per customer of 2.7% and an increase in customer count of 1.2%. As of October 29, 2011, the calculation of comparable store sales included a base of 257 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores, which remain comparable upon opening. At the end of the third quarter of fiscal 2011, the Company operated 258 stores in 30 states versus 263 stores in 30 states at the end of the third quarter of fiscal 2010.

The Company classifies its sales into home and consumables product lines. For the third quarter of fiscal 2011, home accounted for 63% of total sales versus 62% for the third quarter of last year, and consumables accounted for 37% of total sales versus 38% for the third quarter of last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of costs to acquire merchandise inventory and costs of freight and distribution, as well as certain facilities costs, increased $4.9 million, or 3.7%, to $139.7 million in the third quarter of fiscal 2011 as compared to the third quarter of last year. As a percentage of net sales, total cost of sales and occupancy decreased 10 basis points to 69.2% in the third quarter of fiscal 2011 compared to 69.3% in the third quarter of fiscal 2010. The 10 basis point decrease in cost of sales and occupancy as a percentage of net sales was primarily due to lower occupancy costs offset by a higher cost of sales. The increase in cost of sales as a percentage of net sales for the third quarter was primarily due to a shift within the home division towards higher dollar and lower merchandise margin furniture compared to last year. Year-to-date, total costs of sales and occupancy were $415.0 million and increased $18.0 million, or 4.5%, compared to the same period in fiscal 2010. As a percentage of net sales, total cost of sales and occupancy for the year-to-date period increased 20 basis points to 69.2% from 69.0% last year.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses for the third quarter of fiscal 2011 were $67.3 million compared to $64.4 million for the third quarter last year. As a percentage of net sales, SG&A expenses increased 20 basis points to 33.3% for the third quarter of fiscal 2011 from 33.1% for the third quarter last year. The increase in SG&A expenses as a percentage of net sales is largely due to higher store payroll costs primarily related to store merchandise resets, which did not occur last year, as well as higher advertising expenses. The Company expects to end the year with total advertising expense flat year-over-year. Year-to-date, as a percentage of net sales, SG&A expenses decreased 70 basis points to 32.5% from 33.2% for the same period last year primarily due to increased leverage from higher sales.

Store Closure Costs/(Income) The Company had store closure costs of $0.2 million from continuing operations for the third quarter of fiscal 2011 compared to $43,000 for the third quarter of fiscal 2010. Year-to-date, the Company had store closure income from continuing operations of $0.2 million compared to costs of $2.7 million for the same period last year. The store closure income for the year-to-date period was due to a payment received in the second quarter of fiscal 2011 from a landlord as the result of a successful early lease termination, partially offset by the costs of closing the store and other lease exit cost adjustments. Year-to-date, the Company closed five stores and relocated one store, as compared to closing six stores and relocating one store during the same period of fiscal 2010. All of the stores closed during the year-to-date period of fiscal 2011 and five of the six stores closed during the same period of fiscal 2010 are included in continuing operations. For the year-to-date period of fiscal 2011, the decrease in store closure costs compared to last year is due to the fact that four of the five continuing operations store closures had no lease exit costs because their leases had expired compared to only two of the five continuing operations store closures last year.

Net interest expense Net interest expense, which includes interest on capital leases and debt, net of interest earned on investments, was $3.3 million for the third quarter of fiscal 2011 compared to $2.8 million for the third quarter of fiscal 2010. Included in net interest expense is interest related to the distribution center sale-leaseback obligations of $2.1 million for the third quarter of both fiscal 2011 and fiscal 2010. Year-to-date, net interest expense was $9.6 million compared to $8.2 million for the same period last year. The increase in net interest expense for the quarter and year-to-date periods was primarily due to a higher weighted-average interest rate on the Company’s asset-based credit facility.

Income Taxes The Company’s effective tax rate from continuing operations was a benefit of 5.0%, before discrete items, in the third quarter of fiscal 2011 compared to a provision of 0.9%, before discrete items, in the third quarter of fiscal 2010 primarily related to state income taxes. No provision or benefit was recorded in the third quarter of fiscal 2010 for federal income taxes due to the recent net operating losses incurred. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday selling season. The Company expects to have positive net income for fiscal year 2011, but due to the seasonality of its business, it had losses for the first three quarters of the year which resulted in recording a tax benefit for each of those quarters. Last year, the Company could not support net income for the year due to its recent history of recurring losses, and therefore did not recognize tax benefits on its quarterly losses through the third quarter because it did not expect to have enough net income to offset the year-to-date benefit that would have been recorded.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.9 million at October 29, 2011 and $3.0 million at October 30, 2010. The Company met its short-term liquidity needs and its capital requirements for the nine-month period ended October 29, 2011 with existing cash and cash provided from financing activities.

Prior to achieving net income in fiscal 2010, the Company incurred net losses in each annual period since fiscal 2006. As of October 29, 2011, the Company had an accumulated deficit of $114.6 million. For the nine months ended October 29, 2011, and for fiscal 2009 and fiscal 2008, the Company did not generate positive cash flows from operating activities. The Company is dependent upon its asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to its asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, it could have a material adverse affect on its financial condition and future operations may need to be scaled back or discontinued. However, based on the Company’s current business plan and revenue projections, the Company believes that its existing cash balance, its anticipated cash flows from operations and its available asset-based credit facility will be sufficient to meet its working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

Cash Flows From Operating Activities Net cash used in operating activities totaled $43.8 million year-to-date compared to $46.3 million in the same period last year, a decrease of $2.5 million. The $2.5 million decrease in net cash used in operating activities is largely due to the $5.6 million year-over-year improvement in net loss as well as other working capital improvements, offset by the $13.0 million tax refund that was received in the first quarter of fiscal 2010 that was not repeated in the first quarter of fiscal 2011.

Cash Flows From Investing Activities Net cash used in investing activities totaled $6.8 million year-to-date compared to $3.4 million for the same period last year. For the year-to-date period of fiscal 2011, there were increases in spending related to store projects, information systems and visual merchandise compared to the same period of fiscal 2010.

The Company estimates that fiscal 2011 capital expenditures will be approximately $10.0 million; including approximately $4.6 million for management information systems and distribution center projects and $5.4 million for investments in existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $50.8 million year-to-date compared to $50.0 million for the same period last year. Borrowings, net of payments, under the Company’s asset-based credit facility were $51.6 million for the nine-month period ended October 29, 2011 compared to $51.3 million for the same period last year. Additionally, proceeds from the issuance of common stock were $0.5 million for the nine-month period of fiscal 2011 compared to no proceeds during the same period last year.

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

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of October 29, 2011, the Company was in compliance with its loan covenant requirements, had $77.0 million in borrowings (including the $10.0 million term loan) and $7.3 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $115.7 million. Based on current projections, the Company expects to be in compliance with its loan covenant requirements throughout fiscal 2011. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak early in the fourth quarter of each fiscal year. The Company expects to pay off its asset-based credit facility in its entirety before the end of the fiscal year.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company does not believe there were any significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Off Balance Sheet Arrangements

Other than operating leases and letters of credit, the Company has no financial arrangements involving special-purpose entities or lease agreements, commonly described as synthetic leases, or any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of October 29, 2011, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COST PLUS, INC.
Registrant

Date: December 7, 2011	By:	/s/ Jane L. Baughman
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