Form 10-K
period 2012-01-28
COST PLUS INC/CA/
filed 2012-04-10
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on July 29, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $170.6 million as reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock beneficially held by each executive officer and director have been excluded in that such persons are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes. As of April 6, 2012, 22,490,362 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held in 2012 (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Except with respect to information specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part hereof.

COST PLUS, INC.

2011 FORM 10-K

Forward Looking Information

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K are forward-looking statements, which reflect Cost Plus, Inc.’s current beliefs and estimates with respect to future events and the Company’s future financial performance, business, operations, strategy and competitive position. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements include statements regarding future net sales through the Company’s direct-to-consumer website. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I, Item 1A of this Form 10-K under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

The Company

Cost Plus, Inc. and its subsidiaries (“Cost Plus World Market,” or “the Company”) is a leading specialty retailer of casual home furnishings and entertaining products in the United States. Cost Plus, Inc. was organized as a California corporation in November 1946 and opened its first retail store in 1958 in San Francisco, California. As of January 28, 2012, the Company operated 258 stores under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports” and “World Market Stores” in 30 states. Cost Plus World Market’s business strategy is to differentiate itself by offering a large and ever-changing selection of unique products, many of which are imported, at value prices in an exciting shopping environment. Many of Cost Plus World Market’s products are proprietary or private label, often incorporating the Company’s own designs, “World Market” brand name, quality standards and specifications and typically are not available at department stores or other specialty retailers.

The Company’s stores are located predominantly in high traffic metropolitan, urban and suburban locales. During the fiscal year ended January 28, 2012, the Company closed five stores and relocated one store. All of the stores closed during fiscal 2011 are included in continuing operations, and four of the five store closures had no lease exit costs because their leases had expired.

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

Merchandising

The Company’s merchandising strategy is to offer customers a broad selection of distinctive products related to the themes of home decorating, home entertaining, and gift giving, overlaid with its core competency in seasonal merchandise.

Products. The Company believes its distinctive and unique merchandise and shopping environment differentiates it from other retailers. A significant portion of the Company’s products are made abroad in over 50 countries, and many of these goods are handcrafted by local artisans. Many of the Company’s products are proprietary or private label. The “World Market” brand name or other brand names exclusive to the Company often incorporate the Company’s own designs, and are typically not available at department stores or other specialty retailers. In addition to strengthening the store’s product offering, proprietary and private label goods typically offer higher gross margins and stronger consumer values than branded goods. The Company classifies its product offering into the home furnishings and consumables product lines.

Within the home furnishings product line, the offerings include home decorating items such as furniture, rugs, pillows, bath linens, lighting, window coverings, frames, and baskets. The Company’s furniture products include ready-to-assemble living and dining room pieces; sofas, chairs; unique handcrafted case goods and occasional pieces; as well as outdoor furniture made from a variety of materials. The Company also sells a number of tabletop and kitchen products including glassware, ceramics, textiles and cooking utensils. Kitchen products include an assortment of products organized around a variety of themes such as baking, food preparation, barbecuing and international dining. The home furnishings product line also includes a number of gift and decorative accessories, including artisan gifts; candles; framed art and wall décor; a unique assortment of jewelry, fashion accessories and personal care items; as well as holiday and other seasonal items. Because many of the gift, jewelry and artisan gift items come from around the world, they contribute to the exotic atmosphere of the stores. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season (the “Holiday” season).

Within the consumables product line, the Company offers its customers a wide selection of gourmet foods and beverages, including wine, microbrewed and imported beer, coffee, tea, and mineral water. The wine assortment offers a number of moderately priced premium wines, including a variety of well recognized labels, as well as wines not readily available at neighborhood wine or grocery stores that have been privately bottled and imported from around the world. State regulations may limit or restrict the Company’s ability to sell alcoholic beverages. Consumable products, particularly beverages, generally have lower margins compared to the Company’s average. Gourmet foods include packaged products from around the world, seasonal items that relate to “traditional” holidays and customs, private label products and goods exclusive to the Company. Packaged snacks, candy and pasta are often displayed in open barrels and crates. Food items typically have a shelf life of six months or longer.

The Company accounts for its operations as one operating segment. The Company classifies its sales into the home furnishings and consumables product lines. Sales in each category as a percentage of total net sales for the prior three fiscal years were as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Home Furnishings	61%	60%	59%
Consumables	39%	40%	41%

The Company replaces or updates many of the items in its merchandise assortment on a regular basis in order to encourage repeat shopping and to promote a sense of discovery. The Company typically marks down retail prices of items that do not meet its turnover expectations.

Store Format and Presentation. The Company’s stores are designed to evoke the feeling of a “world marketplace” through colorful and creative visual displays and merchandise presentations, including goods in open barrels and crates, groupings of related products in distinct “shops” within the store and in-store activities such as food and coffee tastings and wine tasting in some states. The Company believes that its “world marketplace” effect provides customers with a fun shopping experience and encourages browsing throughout the store.

The average selling space of a Cost Plus World Market store is approximately 15,700 square feet, which allows flexibility for merchandise displays, product adjacencies and directed traffic patterns. Complementary products are positioned in proximity to one another and cross merchandising themes are used in merchandise displays to tie different product offerings together. The floor plan allows the customer to see virtually all of the different product areas in a Cost Plus World Market store from the store center where each quadrant, with bulk displays and end caps highlighting everyday value priced items, lead the customer into different product areas. The Company has a seasonal shop, usually located in the heart of the store, which features seasonal products and themes, such as the holiday shop, harvest and outdoor. Store signage, including permanent as well as promotional signs, is developed by the Company’s in-house graphic design department. End caps, bulk stacks and freestanding displays are changed frequently. Approximately 2,900 square feet of back office and stock space are included in the total square footage at a store, which averages about 18,600 square feet per store.

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

Direct-to-Consumer (“e-commerce”)

The Company operates an e-commerce website at www.worldmarket.com which makes up its direct-to-consumer channel, and is an increasingly important part of the Company’s business, representing approximately 3% of net sales in fiscal 2011, compared to 2% of net sales in fiscal 2010. The direct-to-consumer business is a strategic growth priority of the Company and the Company expects that direct-to-consumer net sales will continue to grow. The Company offers customers a rich online shopping experience, a robust pre-shopping tool with detailed product information and another branded customer channel. The Company believes that the website is convenient for its core customer and enhances the image of its brand. The website also makes the Company’s products more accessible and builds brand awareness in additional and new markets than the retail store channel alone.

Marketing and Advertising

The Company’s marketing program leverages an integrated, multimedia approach to engage the customer and drive traffic. During fiscal 2011, the Company continued to successfully drive acquisition and retention with traditional and new media vehicles that showcased the brand, product assortment and promotional activities. The Company continues to test and expand its marketing programs, utilizing a myriad of tools including electronic media, public relations, partnerships and social media.

In fiscal 2011, the Company continued its efforts with the World Market Explorer customer loyalty program, increasing membership by 40% versus the prior year. This program allows the Company to recognize and reward its best customers. Key program elements are designed to increase shopping frequency, increase average ticket size and engage customers with the brand.

Product Sourcing and Distribution

The Company purchases most of its inventory centrally, which allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from approximately 2,000 suppliers; the largest of which represented approximately 3% of total purchases in the fiscal year ended January 28, 2012. A significant portion of Cost Plus World Market’s products are manufactured abroad in over 50 countries in Europe, North and South America, Asia, Africa and Australia. The Company has established a well developed overseas sourcing network and enjoys long standing relationships with many of its vendors. As is customary in the industry, the Company does not have long-term contracts with its suppliers. The Company’s buyers often work with suppliers to produce unique products exclusive to Cost Plus World Market. The Company believes that, although there could be delays in changing suppliers, alternate sources of merchandise for core product categories are available at comparable prices. Cost Plus World Market typically purchases overseas products on either a free-on-board or ex-works basis, and the Company’s insurance on such goods commences at the time it takes ownership. The Company also purchases a number of domestic products, especially in the gourmet food and beverage area. Due to state regulations, wine and beer are purchased from local distributors, with purchasing primarily directed by the corporate buying office.

The Company currently services its stores from its distribution centers located in Stockton, California and Windsor, Virginia. Domestically sourced merchandise is usually delivered to the distribution centers by common carrier or by Company trucks.

Information Systems

Each of the Company’s stores is linked to the Cost Plus World Market headquarters in Oakland, California through an IBM 4690 Point-of-Sale (“POS”) system and a Multiprotocol Label Switching (“MPLS”) data network that interfaces with an IBM AS/400 computer. The Company’s information systems keep records, which are updated daily, of every merchandise item sold in each store, as well as financial, sales and inventory information. The POS system also has scanning, price look-up and on-line credit/debit card approval capabilities, all of which improve transaction accuracy, speed checkout time and increase overall store efficiency. The Company continually upgrades its in-store information systems to improve information flow to store management and enhance other in-store administration capabilities. Over the past few years, a customer loyalty system, World Market Explorer, was implemented to drive shopping frequency and increase average ticket size, and a returns management system was implemented to minimize fraudulent returns and improve speed of service at the POS.

Purchasing operations are facilitated by the use of merchandise information systems that allow the Company to analyze product sell-through and assist the buyers in making merchandise decisions. The Company’s Central Replenishment system includes stock keeping unit (“SKU”) and store-specific “model stock” logic that enables the Company to maintain adequate stock levels on basic goods in each location. The Company also utilizes an Assortment Planning application to improve SKU level planning and management.

The Company uses several other information systems to manage and control its operations and finances. These information systems are designed to ensure the integrity of the Company’s inventory, support pricing decisions, process payroll, pay bills, control cash, maintain fixed assets and track promotions throughout all of the Company’s stores. The Company’s Warehouse Management system enables its distribution centers to receive, locate, pick and ship inventory to stores. The Company also utilizes a distribution center labor management system to improve distribution center labor planning, tracking and reporting.

Additional systems enable the Company to produce the periodic financial reports necessary for developing budgets and monitoring individual store and consolidated Company performance.

Competition

The markets served by Cost Plus World Market are highly competitive. The Company competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The Company’s product offerings compete with such retailers as Bed Bath & Beyond, Crate & Barrel, Ethan Allen Interiors, Haverty Furniture, Jo-Ann Stores, Kirkland’s, Michaels Stores, Pier 1 Imports, Pottery Barn, Target, Trader Joe’s, Tuesday Morning, and Williams-Sonoma. Most specialty retailers tend to have higher prices and a narrower assortment of products and department stores typically have higher prices than Cost Plus World Market for similar merchandise. Discounters may have lower prices than Cost Plus World Market, but the product assortment is generally more limited. The Company competes with these and other retailers for customers principally on the basis of price, assortment of products, brand name recognition, suitable retail locations and qualified management personnel.

Employees

As of January 28, 2012, the Company had 1,941 full-time and 4,186 part-time employees. Of these, 5,467 were employed in the Company’s stores and 660 were employed in the distribution centers and corporate office. The Company regularly supplements its work force with temporary staff, especially in the fourth fiscal quarter of each year to service increased customer traffic during the peak Holiday season. Employees in 11 stores in Northern California are covered by a collective bargaining agreement that expires on May 31, 2012. The company is currently re-negotiating the current collective bargaining agreement and expects to have a new contract in place before the current contract expires. The Company believes that it enjoys good relationships with its employees.

Trademarks

The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its “Asian Passage,” “Cab-u-lous,” “Castello Del Lago,” “Cost Plus,” “Cost Plus World Market,” “Crossroads,” “Electric Reindeer,” “Marche du Monde with logo,” “Marche du Monde,” “Market Classics,” “Mercado Del Mundo,” “One World. One Store,” “Pomona,” “Soiree,” “The Big Sipper,” “There with logo,” “World Grill,” “World Market,” “World Market Explorer,” “World Market Pairings” and “Zinfatuation” marks with the United States Patent and Trademark Office on the Principal register. In Canada, the Company has registered its “Cost Plus,” “Cost Plus World Market” and “World Market” marks. In the European Union, the Company has registered its “World Market” logo mark. The Company’s policy is to pursue prompt and broad registration of its marks and to vigorously oppose infringement of its marks.

Geographic Information

During the last three years, substantially all of our revenue was generated within the United States, and substantially all of our long-lived assets were located within the United States.

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

Prior to achieving net income in fiscal 2011 and fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of January 28, 2012, we had an accumulated deficit of $78.1 million. For fiscal 2009, we did not generate positive cash flows from operating activities. There can be no assurance that our business will continue to be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, particularly on a quarterly basis, which could have a material adverse effect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows, particularly on a quarterly basis, from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

An overall decline in the health of the global economic environment and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The global economic environment deteriorated substantially in recent years with declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increased unemployment levels and significant declines and volatility in the global financial markets, which negatively impacted the level of consumer spending for discretionary items. If the economy deteriorates or slides back into a recession, there may be a negative impact on the Company’s financial results.

We may incur significant indebtedness in the future.

We may incur substantial debt in the future. A significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our future indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenants, we would be in default and the lenders would have the right to accelerate full payment of the loans. In such event, we might not have sufficient cash resources to repay the lenders and we might not be able to refinance our debt on terms acceptable to us, or at all. Our future indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in our business and competition; and to react in the event of an economic downturn.

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

The retail business is highly competitive. In the past, we have been able to compete successfully by differentiating our shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service and marketing efforts. We compete against a diverse group of retailers ranging from specialty stores to department stores and discounters. Our product offerings compete with such retailers as Bed Bath & Beyond, Crate & Barrel, Ethan Allen Interiors, Haverty Furniture, Jo-Ann Stores, Kirkland’s, Michaels Stores, Pier 1 Imports, Pottery Barn, Target, Trader Joe’s, Tuesday Morning, and Williams-Sonoma. We compete with these and other retailers for customers, suitable retail locations and qualified management personnel. Some of our competitors have greater resources, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, distribution, and marketing. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Our business is highly seasonal, and our operating results fluctuate significantly from quarter to quarter.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday season. Due to the importance of the Holiday selling season, the fourth quarter of each fiscal year has historically contributed, and we expect will continue to contribute, a large percentage of our net sales and substantially all of our net income, if any, for the entire fiscal year. Any factors that have a negative effect on our business during the Holiday selling season in any year, including unfavorable economic conditions, would materially and adversely affect our financial condition and results of operations. We generally experience lower sales and earnings during the first three quarters and, as is typical in the retail industry, may incur losses in these quarters. The results of our operations for these interim periods are not necessarily indicative of the results for our full fiscal year.

We also must make decisions regarding merchandise well in advance of the season in which it will be sold. If the demand for our merchandise is significantly different than we have projected, it could harm our business and operating results, either as a result of lost sales due to insufficient inventory or lower gross margin due to the need to mark down excess inventory.

Our quarterly operating results may also fluctuate based on the factors set forth in this Risk Factors section, as well as such factors as:

•	delays in the flow of merchandise to our stores;

•	the amount of sales contributed by new and existing stores;

•	the mix of products sold;

•	the timing and level of markdowns;

•	store closings or relocations;

•	competitive factors;

•	changes in our operating expenses;

•	changes in fuel and other shipping costs;

•	general economic conditions;

•	foreign exchange rates;

•	labor market fluctuations;

•	the impact of terrorist activities;

•	our ability to acquire merchandise and manage inventory levels;

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	changes in accounting rules and regulations;

•	natural disasters; and

•	unseasonable weather conditions.

These fluctuations may also cause a decline in the market price of our common stock.

Our success depends to a significant extent upon the overall level of consumer spending.

As a retail business, our success depends to a significant extent upon the overall level of consumer spending. Among the factors that affect consumer spending are the general state of the economy, credit and financial markets, employment and salary levels, the level of consumer debt, prevailing interest rates and consumer confidence in future economic conditions. A substantial number of our stores are located in the western United States, especially in California. Lower levels of consumer spending in this region could have a material adverse affect on our financial condition and results of operations. Reduced consumer confidence and spending may result in reduced demand for our merchandise, may limit our ability to increase prices and may require us to incur higher selling and promotional expenses, which in turn would harm our business and operating results.

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

Our results depend, in part, on our ability to continue to improve our gross margin and improve sales at our existing stores. Our gross margin increased from 26.4% in fiscal 2009 to 31.7% in fiscal 2010 to 32.1% in fiscal 2011. Our comparable store sales, which are defined as sales by stores that have completed 14 full fiscal months of sales, fluctuate from year to year. In fiscal 2011, comparable store sales increased by 5.4% from fiscal 2010, and fiscal 2010 sales increased by 7.2% from fiscal 2009. Various factors affect both gross margin and comparable store sales, including:

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

We import a significant amount of our merchandise from over 50 countries and numerous suppliers. We have no long-term contracts with our suppliers but instead rely on long-term relationships that we have established with many of these suppliers. Our future success will depend to a significant extent on our ability to maintain our relationships with our suppliers or to develop new ones. As an importer, our business is subject to the risks generally associated with doing business abroad such as the following:

•	foreign governmental regulations,

•	economic disruptions,

•	strikes,

•	delays in shipments,

•	freight cost increases,

•	changes in weather or natural disasters,

•	changes in political or economic conditions in countries from which we purchase products, and

•	the effect of trade regulation by the United States, including quotas, duties and taxes and other charges or restrictions on imported merchandise.

If these factors or others made the conduct of business in particular countries undesirable or impractical or if additional quotas, duties, taxes or other charges or restrictions were imposed by the United States on the importation of our products, our business and operating results would be harmed.

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

If we are unable to effectively manage our direct-to-consumer business, our reputation and operating results may be harmed.

Direct-to-consumer has been a growing business over the last several years and represented approximately 3% of net sales in fiscal 2011 and 2% of net sales in fiscal 2010. The success of our direct-to-consumer business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to direct-to-consumer usage. We are also vulnerable to certain additional risks and uncertainties associated with our direct-to-consumer website, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our direct-to-consumer business, as well as damage our reputation and brand.

We rely on various key management personnel to ensure our success.

Our success will continue to depend on our key management personnel. The loss of the services of one or more of these executive officers or other key employees could harm our business and operating results. We do not maintain any key man life insurance policies.

We are subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements may result in additional costs, including the costs of compliance as well as potential penalties for non-compliance.

We are subject to laws and regulatory requirements in many jurisdictions. Developments in these areas, in addition to possible government penalties and litigation in the event of deemed noncompliance, could materially and adversely affect our results of operations.

Our common stock has been and may be subject to substantial price and volume fluctuations.

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

Impact of natural disasters.

The occurrence of one or more natural disasters, including earthquakes (particularly in California where our Stockton distribution center is located and approximately 28% of our sales were generated in fiscal 2011) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

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

We have significant purchase obligations with suppliers outside of the United States. During fiscal 2011, approximately 6% of these purchases were settled in currencies other than the United States dollar. Fluctuations in the rates of exchange between the dollar and other currencies could harm our operating results.

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

Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems, could negatively impact our results of operations.

We depend on a variety of information systems for the efficient functioning of our business. In particular, we rely on our information systems to effectively process transactions, manage inventory, purchase and sell goods on a timely basis and maintain cost-efficient operations. Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems could have a material adverse impact on our results of operations.

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

As of April 10, 2012, the Company operated 259 stores in 30 states. The average selling space of a Cost Plus World Market store was approximately 15,700 square feet. The total average square footage of a Cost Plus World Market store was approximately 18,600 square feet, including a back stock room and office space. The table below summarizes the distribution of stores by state:

Alabama	5	Idaho	2	Michigan	5	South Carolina	8
Arizona	15	Illinois	13	Missouri	5	South Dakota	1
California	69	Indiana	1	Montana	2	Tennessee	5
(Northern California	30)	Iowa	1	Nevada	5	Texas	30
(Southern California	39)	Kansas	2	New Mexico	3	Utah	2
Colorado	7	Kentucky	1	North Carolina	10	Virginia	9
Florida	13	Louisiana	6	Ohio	9	Washington	11
Georgia	6	Maryland	2	Oregon	7	Wisconsin	4

The Company leases land and buildings for 254 stores (of which nine are capital leases) and leases land and owns the buildings for five stores. The Company currently leases its executive headquarters in Oakland, California pursuant to a lease that expires in October 2013 and includes an option to renew for an additional five year term.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Stockton, California on 55 acres of land. The distribution center has two separate but adjacent facilities, one of which is used primarily for furniture distribution and the other is primarily used for general merchandise distribution. The California distribution center is the Company’s primary distribution center for its stores in the western United States. The Company owned the property prior to leasing it. The initial term of the building lease expires April 30, 2026. The Company has two options to renew for five year terms each and one option to renew for a term of four years. Additionally, the Company has one time termination rights to terminate the leases on April 30, 2016 and July 31, 2017, respectively. The Company accounted for the sale and leaseback of the properties whereby the net book value of the assets and the lease obligations remain on the Company’s consolidated balance sheet.

The Company currently leases a distribution center of approximately 1,000,000 square feet in Windsor, Virginia on 82 acres of land. The Company owned the property prior to leasing it. The initial term of the lease expires December 21, 2026. The Company has the option to renew for four consecutive terms of five years each. Additionally, the Company has a one time termination right to terminate the lease on December 31, 2016. The Company accounted for the sale and leaseback of the property whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages as of April 10, 2012 are as follows:

Name	Age	Position
Barry J. Feld	55	Chief Executive Officer, President and Director
Jane L. Baughman	45	Executive Vice President, Chief Financial Officer and Secretary
Jeffrey A. Turner	49	Executive Vice President, Operations and Chief Information Officer

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

Ms. Baughman is the Executive Vice President and Chief Financial Officer for Cost Plus, Inc. She is responsible for all of the Company’s financial activities including: Finance, Accounting, Treasury, Risk Management, Tax and Real Estate, and has more than 20 years of retail experience. Ms. Baughman joined Cost Plus in February 1996 as Manager of Merchandise Planning and has been promoted into positions of increasing responsibility including: Director of Financial Planning & Analysis, VP of Finance, Treasurer, and SVP Financial Operations prior to her appointment as EVP and Chief Financial Officer in September 2007. Ms. Baughman has also served as the Company’s Corporate Secretary since August 2001. Prior to joining the Company, Ms. Baughman served in various financial positions for The Nature Company and The Gap, Inc., and worked in investment banking as a financial analyst for Dillon Read & Co., Inc.

Mr. Turner joined the Company in September 2007 as Senior Vice President and Chief Information Officer. Effective March 2010, Mr. Turner was promoted to the position of Executive Vice President of Operations and Chief Information Officer. As EVP of Operations and Chief Information Officer, Mr. Turner is responsible for store operations, international logistics and customs, distribution, domestic transportation, and information technology. Mr. Turner has more than 27 years of information technology experience, as well as 20 years of retail experience. Prior to joining the Company, Mr. Turner served as Senior Vice President and Chief Information Officer for Restoration Hardware from June 2004 to September 2007. Mr. Turner also held senior level information technology positions at Levi Strauss & Co. and Gap, Inc. from 1991 to 2004. He served as the Vice President, Global and North America Development at Levi Strauss & Co. from August 2001 to February 2004, and he served from September 1991 to July 2001 in a variety of roles at Gap, Inc. culminating in the position of Vice President, Global Store Technology. Mr. Turner began his career in management consulting with Arthur Andersen in July 1984.

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

Fiscal Year Ended January 28, 2012

	Price Range
	High	Low
First Quarter	$11.41	$8.41
Second Quarter	11.13	8.55
Third Quarter	8.61	5.60
Fourth Quarter	13.52	7.11

Fiscal Year Ended January 29, 2011

	Price Range
	High	Low
First Quarter	$5.64	$1.13
Second Quarter	5.74	3.01
Third Quarter	5.28	3.05
Fourth Quarter	12.46	5.10

As of March 22, 2012, the Company had 44 shareholders of record, excluding shareholders whose stock is held by brokers and other institutions on behalf of the shareholders. The Company estimated it had approximately 5,300 beneficial shareholders as of that date.

Dividend Policy

As of January 28, 2012, the Company has paid no cash dividends on its common stock, and the Company has no current intentions to do so. Certain provisions of the Company’s loan agreements restrict the ability of the Company to pay dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from our proxy statement to be filed for our 2012 Annual Meeting of Shareholders. See Item 12 of this Annual Report on Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Retail Trade Index from January 31, 2007 through the fiscal year ended January 28, 2012. In preparing the graph it was assumed that: (i) $100 was invested on January 31, 2007 in our common stock at $10.30 per share (adjusted for stock splits), the Nasdaq Composite Index and the Nasdaq Retail Trade Index; and (ii) all dividends were reinvested.

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

*	$100 invested on 1/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	1/07	1/08	1/09	1/10	1/11	1/12
Cost Plus, Inc.	100.00	38.83	9.32	11.65	82.52	131.55
NASDAQ Composite	100.00	97.07	60.02	87.95	111.84	116.36
NASDAQ Retail Trade	100.00	108.17	73.39	123.33	163.38	190.39

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(In thousands, except per share amounts and selected operating data)	Fiscal Year[1]
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$963,833	$916,564	$867,045	$948,653	$949,838
Cost of sales and occupancy	654,208	625,619	637,851	702,205	678,972

Gross profit	309,625	290,945	229,194	246,448	270,866
Selling, general and administrative expenses	277,411	270,853	270,852	313,679	303,161
Store closure (income)/costs	(41)	3,173	5,799	—	—
Store preopening expenses	176	254	238	2,985	3,270

Income (loss) from continuing operations, before interest and taxes	32,079	16,665	(47,695)	(70,216)	(35,565)
Net interest expense	12,814	11,115	11,206	12,840	11,613

Income (loss) from continuing operations before income taxes	19,265	5,550	(58,901)	(83,056)	(47,178)
Income tax (benefit) expense	1,554	876	(12,738)	758	34

Net income (loss) from continuing operations	17,711	4,674	(46,163)	(83,814)	(47,212)

Loss from discontinued operations, net of income tax	(1,213)	(1,816)	(17,156)	(18,854)	(8,288)

Net income (loss)	$16,498	$2,858	$(63,319)	$(102,668)	$(55,500)

Net income (loss) per share from continuing operations:
Basic	$0.79	$0.21	$(2.09)	$(3.80)	$(2.14)
Diluted	$0.76	$0.21	$(2.09)	$(3.80)	$(2.14)
Net loss per share from discontinued operations:
Basic	$(0.05)	$(0.08)	$(0.78)	$(0.85)	$(0.37)
Diluted	$(0.05)	$(0.08)	$(0.78)	$(0.85)	$(0.37)
Net income (loss) per share:
Basic	$0.74	$0.13	$(2.87)	$(4.65)	$(2.51)
Diluted	$0.71	$0.13	$(2.87)	$(4.65)	$(2.51)
Weighted-average shares outstanding—basic	22,263	22,087	22,087	22,087	22,086
Weighted-average shares outstanding—diluted	23,357	22,621	22,087	22,087	22,086

Selected Operating Data:
Percent of net sales:
Gross profit	32.1%	31.7%	26.4%	26.0%	28.5%
Selling, general and administrative expenses	28.8%	29.6%	31.2%	33.1%	31.9%
Income (loss) from continuing operations, before interest and taxes	3.3%	1.8%	(5.5)%	(7.4)%	(3.7)%
Number of stores:
Opened during period	1	2	2	15	15
Closed during period	6	7	30	17	4
Open at end of period	258	263	268	296	298
Average sales per selling square foot[2]	$230	$218	$201	$222	$223
Comparable store sales increase (decrease)[3]	5.4%	7.2%	(7.1)%	(2.6)%	(5.4)%

Balance Sheet Data (at period end):
Working capital	$94,366	$69,978	$101,097	$128,773	$161,129
Total assets	359,630	348,649	380,432	444,992	553,747
Long-term distribution center sale-leaseback obligations and long-term capital lease obligations	115,379	117,876	119,665	120,721	122,769
Total shareholders’ equity	98,429	78,365	74,043	136,209	237,519
Current ratio	1.76	1.55	1.91	2.11	2.03
Debt to equity ratio	118.9%	185.1%	229.5%	118.4%	60.2%

1.	The Company’s fiscal year end is the Saturday closest to the end of January. All fiscal years presented consisted of 52 weeks.
2.	Calculated using net sales for stores open during the entire period divided by the selling square feet of such stores.
3.	A store is included in comparable store sales the first day of the fiscal month beginning with the fourteenth full fiscal month of sales. In all years presented, comparable store sales were measured on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following discussion and analysis of results of operations, financial condition, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. The fiscal years ended January 28, 2012 (fiscal 2011), January 29, 2011 (fiscal 2010) and January 30, 2010 (fiscal 2009) all included 52 weeks. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

The discussion in this Annual Report on Form 10-K contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements discussed below. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I, Item 1A of this Form 10-K under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

Cost Plus, Inc. is a leading specialty retailer of casual home furnishings and entertaining products. As of January 28, 2012, the Company operated 258 stores in 30 states. The stores feature an ever-changing selection of casual home furnishings, housewares, gifts, decorative accessories, gourmet foods and beverages offered at competitive prices and imported from more than 50 countries. Many items are unique and exclusive to Cost Plus World Market. The value, breadth and continual refreshment of products invites customers to come back throughout a lifetime of changing home furnishings and entertaining needs.

Net sales for fiscal 2011 increased 5.2% to $963.8 million from $916.6 million for fiscal 2010, while comparable store sales for fiscal 2011 increased 5.4% compared to a 7.2% increase in fiscal 2010. Net income in fiscal 2011 was $16.5 million, or $0.71 per diluted share, versus net income in fiscal 2010 of $2.9 million, or $0.13 per diluted share, marking two consecutive years of profitability for the Company. The increase in profitability for fiscal 2011 is due to higher gross profit from increased sales, consistent merchandise margin, and leverage on occupancy costs and selling, general, and administrative (SG&A) expenses from higher sales.

As a result of paying off the asset-based credit facility, the Company ended fiscal 2011 with no outstanding borrowings and $9.6 million in letters of credit outstanding, compared to $25.4 million in outstanding borrowings and $10.8 million in letters of credit outstanding at the end of fiscal 2010.

The Company closed five stores and relocated one store during fiscal 2011 to end the year with 258 stores. All of the stores closed during fiscal 2011 are included in continuing operations and four of the five store closures had no lease exit costs because their leases had expired.

Fiscal 2011 Compared to Fiscal 2010

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales, shipping revenue and other miscellaneous revenue. Net sales increased $47.3 million, or 5.2%, to $963.8 million in fiscal 2011 from $916.6 million in fiscal 2010. The increase in net sales was attributable to a 5.4% increase in comparable store sales compared to a 7.2% increase in fiscal 2010. Customer count for fiscal 2011 increased 4.0% and the average ticket increased 1.3% primarily due to strong performance in the furniture business. As of January 28, 2012, the calculation of comparable store sales included a base of 258 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales. As of January 28, 2012, the Company operated 258 stores compared to 263 stores as of January 29, 2011.

The Company classifies its sales into the home furnishings and consumables product lines. Home furnishings were 61% of sales in fiscal 2011 compared to 60% in fiscal 2010 and consumables were 39% of sales in fiscal 2011 compared to 40% in fiscal 2010.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of the cost of inventory sold during the period, costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facility costs, increased $28.6 million, or 4.6%, to $654.2 million in fiscal 2011 compared to $625.6 million in fiscal 2010. As a percentage of net sales, total cost of sales and occupancy decreased 40 basis points to 67.9% in fiscal 2011 from 68.3% in fiscal 2010. Occupancy as a percentage of net sales for fiscal 2011 decreased 70 basis points as a result of lower costs and the leveraging of the costs on higher comparable store sales. This decrease was offset by a 30 basis point increase in cost of sales as a percentage of net sales related to the clearance of seasonal outdoor merchandise in the first half of fiscal 2011.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses increased $6.6 million, or 2.4%, to $277.4 million in fiscal 2011 compared to $270.9 million in fiscal 2010. As a percentage of net sales, SG&A expenses for fiscal 2011 decreased 80 basis points to 28.8% in fiscal 2011 from 29.6% in fiscal 2010. The decrease in SG&A expenses as a percentage of net sales was primarily due to increased leverage from higher sales.

Store Closure (Income)/Costs The Company had store closure income from continuing operations of $41,000 for fiscal 2011 compared to costs of $3.2 million for fiscal 2010. The store closure income for fiscal 2011 was due to a payment received in the second quarter of fiscal 2011 from a landlord related to a favorable early lease termination, partially offset by the costs of closing the store and other lease exit cost adjustments. The Company closed five stores and relocated one store during fiscal 2011; all of the stores closed during fiscal 2011 are included in continuing operations and four of the five store closures had no lease exit costs because their leases had expired. This compares to closing six stores and relocating one store during fiscal 2010; five of the six stores closed during fiscal 2010 are included in continuing operations.

Net Interest Expense Net interest expense, which includes debt, interest on capital leases and distribution center sale-leaseback obligations, was $12.8 million in fiscal 2011 compared to $11.1 million in fiscal 2010. Interest related to the distribution center sale-leaseback obligations was $8.5 million and $8.3 million for fiscal 2011 and fiscal 2010, respectively.

Income Taxes The Company’s effective tax rate for fiscal 2011 was 8.6%, compared to 23.1% in fiscal 2010. The rate decrease is primarily due to an increase in the Company’s fiscal 2011 pre-tax book income without a corresponding increase in federal tax related to the use of the net operating losses and a decrease in the state tax rate. The state tax rate decrease is primarily due to the tax expense remaining relatively unchanged due to the Company’s transfer pricing agreement, even with substantial increases to taxable income. For fiscal 2011, the Company reserved against all remaining net deferred tax assets. For more information, see Note 10 to our consolidated financial statements.

Fiscal 2010 Compared to Fiscal 2009

Net Sales Net sales increased $49.5 million, or 5.7%, to $916.6 million in fiscal 2010 from $867.0 million in fiscal 2009. The increase in net sales was attributable to a 7.2% increase in comparable store sales compared to a 7.1% decrease in fiscal 2009. Customer count for fiscal 2010 increased 7.7% and the average ticket decreased 0.4%. As of January 29, 2011, the calculation of comparable store sales included a base of 262 stores. As of January 29, 2011, the Company operated 263 stores compared to 268 stores as of January 30, 2010.

Home furnishings were 60% of sales in fiscal 2010 compared to 59% in fiscal 2009 and consumables were 40% of sales in fiscal 2010 compared to 41% in fiscal 2009. During fiscal 2010, there was a modest shift in sales mix back towards the home categories which is part of the Company’s ongoing strategy.

Cost of Sales and Occupancy Cost of sales and occupancy decreased $12.2 million, or 1.9%, to $625.6 million in fiscal 2010 compared to $637.9 million in fiscal 2009. As a percentage of net sales, total cost of sales and occupancy decreased 530 basis points to 68.3% in fiscal 2010 from 73.6% in fiscal 2009. Cost of sales as a percentage of net sales for fiscal 2010 decreased 380 basis points based on the strong performance in non-furniture home categories as well as significantly lower markdowns and higher initial markups across most categories of the business compared with fiscal 2009. Occupancy as a percentage of net sales for fiscal 2010 decreased 150 basis points as a result of lower costs and the leveraging of the costs on higher comparable store sales.

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

Net Interest Expense Net interest expense was $11.1 million in fiscal 2010 compared to $11.2 million in fiscal 2009. Included in net interest expense is interest related to the distribution center lease obligations of $8.3 million and $8.2 million for fiscal 2010 and fiscal 2009, respectively.

Income Taxes The Company’s effective tax rate for fiscal 2010 was 23.1%, compared to a benefit of 16.7% in fiscal 2009. The rate increase was primarily due to the Company’s pre-tax book income and corresponding increase in state tax expense. For fiscal 2010, the Company reserved against all remaining net deferred tax assets. For more information, see Note 10 to our consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at the end of fiscal 2011 was $5.9 million compared to $2.7 million at the end of fiscal 2010. The Company’s primary uses for cash are to provide working capital for operations, to service our obligations, to pay interest and principal on debt, and to fund capital expenditures. Historically, the Company has financed its operations primarily from cash generated from operations and seasonal borrowings under an asset-based credit facility.

Prior to achieving net income in fiscal 2011 and fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of January 28, 2012, we had an accumulated deficit of $78.1 million. For fiscal 2009, we did not generate positive cash flows from operating activities. There can be no assurance that our business will continue to be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, particularly on a quarterly basis, which could have a material adverse effect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows, particularly on a quarterly basis, from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

Cash Flows From Operating Activities Net cash provided by operating activities was $39.5 million for fiscal 2011 compared to $31.6 million for fiscal 2010. The increase in net cash provided by operations was primarily due to higher net income of $16.5 million in fiscal 2011 compared to net income of $2.9 million in fiscal 2010, as well as other working capital improvements, offset by the receipt of a $13.0 million one time tax refund in the first quarter of fiscal 2010 that was not repeated in fiscal 2011.

Net cash provided by operating activities was $31.6 million for fiscal 2010 compared to cash used in operating activities of $5.3 million for fiscal 2009. The increase in net cash provided by operations was primarily due to recognizing net income of $2.9 million in fiscal 2010 versus a net loss of $63.3 million in fiscal 2009 and the receipt of a $13.0 million one time tax refund in the first quarter of fiscal 2010. The increase was partially offset by a moderate increase in inventory levels during the year compared to a large decrease the previous year.

Cash Flows From Investing Activities Net cash used in investing activities was $9.6 million for fiscal 2011, an increase of $5.3 million from fiscal 2010. In fiscal 2011, there were increases in spending related to store projects, information systems and visual merchandise compared to fiscal 2010.

Net cash used in investing activities was $4.3 million for fiscal 2010, an increase of $0.8 million from fiscal 2009. In fiscal 2010, there was a minor increase in spending related to information systems, visual merchandise and store projects compared to fiscal 2009.

The Company estimates that fiscal 2012 capital expenditures will approximate $18.5 million; including $10.9 million for management information systems and distribution center projects and $7.6 million for investments in new and existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash used in financing activities was $26.6 million for fiscal 2011 compared to net cash used in financing activities of $27.2 million in fiscal 2010. At the end of fiscal 2011, the Company paid its asset-based credit facility off in its entirety (including the $10.0 million term loan), which resulted in having no outstanding borrowings under its asset-based credit facility at the end of fiscal 2011, compared to $25.4 million outstanding at the end of fiscal 2010. The Company had $0.1 million in payments from debt issuance costs compared to $2.3 million for fiscal 2010 due the amended and extended secured five-year credit agreement the Company entered into during the fourth quarter of fiscal 2010. Additionally, proceeds from the issuance of common stock were $0.6 million for fiscal 2011 compared to no proceeds for fiscal 2010.

Net cash used in financing activities was $27.2 million for fiscal 2010 compared to net cash provided by financing activities of $7.8 million in fiscal 2009. The Company had outstanding borrowings from its asset-based credit facility of $25.4 million at the end of fiscal year 2010 which decreased from $48.5 million at the end of fiscal year 2009 because the Company paid down more than it borrowed during the year. Debt issuance cost payments increased by $2.3 million during fiscal 2010 related to the amended and extended secured five-year credit agreement the Company entered into during the fourth quarter of fiscal 2010 compared to no debt issuance costs paid in the prior year.

Revolving lines of Credit The Company has a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. As of January 28, 2012, the Company has paid off the outstanding borrowings from the asset-based credit facility and the $10.0 million term loan in full. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 28, 2012, the Company was in compliance with its loan covenant requirements, paid its asset-based credit facility off in its entirety (including the $10.0 million term loan) and had $9.6 million in outstanding letters of credit, and credit available under the Credit Agreement of $135.9 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

Contractual Obligations and Commercial Commitments The following table provides summary information concerning the Company’s future contractual obligations and commercial commitments as of January 28, 2012:

Contractual Obligations (in millions)[1]	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amount Committed
Operating leases	$78.8	$169.2	$43.3	$27.0	$318.3
Capital leases (principal and interest)	1.3	2.9	1.5	3.2	8.9
Long-term distribution center sale-leaseback obligations	0.9	3.2	2.4	105.3	111.8
Merchandise letters of credit	3.1	—	—	—	3.1
Standby letters of credit	6.5	—	—	—	6.5
Purchase obligations[2]	120.0	—	—	—	120.0
Interest[3]	8.6	25.8	17.7	184.7	236.8

Total	$219.2	$201.1	$64.9	$320.2	$805.4

1.	This table excludes $0.4 million of liabilities for uncertain tax positions as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 28, 2012.
2.	Represents outstanding purchase orders, which were primarily related to merchandise inventory. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.
3.	Represents interest expected to be paid on our deferred financing obligations related to the distribution centers.

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

Impact of New Accounting Standards

In May 2011, the FASB issued an accounting standards update to expand disclosure requirements for fair value measurements. This guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the accounting standard update and disclosure to have a material impact on its consolidated financial statements.

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

Income Taxes The Company assesses the likelihood that deferred tax assets will be realized in the future and records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In fiscal year 2011 the valuation allowance was decreased by $2.7 million, and in fiscal years 2010 and 2009, the valuation allowance was increased by $0.5 million and $16.0 million, respectively. This is a non-cash charge that management felt was appropriate to record due to the cumulative losses in recent years and the store closure activities met the prescribed criteria for taking an allowance. The Company’s effective tax rate may be materially impacted by changes in the estimated level of earnings and changes in the deferred tax valuation allowance.

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

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses (“NOL”) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Based on our analysis to date, we have undergone an ownership change. The resulting limitation does not affect the Company’s ability to utilize its NOL for the year ended January 28, 2012. However, in future years the Company’s ability to utilize net operating losses will be limited. The “ownership change” that the Company experienced also imposes limitations on the Company’s California state enterprise zone credits (“EZ Credits”) carryforwards under Internal Revenue Code Section 383. The resulting limitation did affect the Company’s ability to utilize its EZ Credits for fiscal 2010 and the Company expects it will continue to be limited.

Impairment The Company reviews long-lived assets and intangible assets with finite useful lives for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows. Store-specific long-lived assets and intangible assets with finite lives are evaluated along with the stores in their respective media market, which is the lowest level at which individual cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity level. Based on the impairment tests performed during fiscal 2011, there was no impairment of long-lived and intangible assets with finite lives in fiscal 2011. During fiscal 2010, the Company recorded a $58,000 non-cash impairment charge to write-down property and equipment at the four underperforming stores that closed during the first quarter of fiscal 2011 as they had reached the end of their lease terms. Additionally, during fiscal 2009, the Company recorded a $1.1 million non-cash charge for the write-down of property and equipment at the five stores that closed in fiscal 2010 and certain other underperforming stores.

Accrued Store Closure and Lease Exit Costs The Company records the estimated future liability for any store closures where a lease obligation still exists; associated with the rental obligation on the date the store is closed and the liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred.

Litigation, Claims and Assessments The Company is involved in litigation, claims and assessments incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these matters. The Company’s policy is to accrue its best estimate of the probable cost for the resolution of claims. When appropriate, such estimates are developed in consultation with outside counsel handling the matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability may change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk The interest payable on the Company’s bank line of credit is based on a variable interest rate and therefore is affected by changes in market interest rates. If interest rates on existing variable rate debt were to rise 50 basis points (a 10% change from the Company’s borrowing rate as of January 28, 2012), the Company’s results of operations and cash flows would not be materially affected. In the event of a default on the Company’s asset-based credit facility, the Company would be required to pay incremental interest at a rate of 2% on the outstanding loan balance.

Foreign Currency Risks Approximately 94% of purchase obligations outside of the United States of America into which the Company enters are settled in U.S. dollars; therefore, the Company has only minimal exposure to foreign currency exchange risks. The cost of products purchased in international markets can be affected by changes in foreign currency exchange rates and significant exchange rate changes could have a material impact on future product costs. The extent to which an increase in costs from foreign currency exchange rate changes will be able to be recovered in higher prices charged to customers is uncertain. The Company does not currently hedge against foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cost Plus, Inc.:

We have audited the accompanying consolidated balance sheets of Cost Plus, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. We also have audited the Company’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cost Plus, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

April 10, 2012

COST PLUS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,870	$2,691
Merchandise inventories, net	199,707	181,853
Other current assets	13,426	12,420

Total current assets	219,003	196,964
Property and equipment, net	135,411	145,678
Other assets, net	5,216	6,007

Total assets	$359,630	$348,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,423	$55,822
Accrued compensation	19,017	17,516
Revolving line of credit and term loan	—	25,400
Accrued store closure and lease exit costs	2,660	6,575
Current portion of distribution center sale-leaseback obligations	929	885
Other current liabilities	23,608	20,788

Total current liabilities	124,637	126,986
Capital lease obligations	4,461	6,029
Long-term distribution center sale-leaseback obligations	110,918	111,847
Other long-term obligations	21,185	25,422
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,377,663 and 22,087,113 shares	224	221
Additional paid-in capital	176,331	172,768
Accumulated deficit	(78,126)	(94,624)

Total shareholders’ equity	98,429	78,365

Total liabilities and shareholders’ equity	$359,630	$348,649

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$963,833	$916,564	$867,045
Cost of sales and occupancy	654,208	625,619	637,851

Gross profit	309,625	290,945	229,194
Selling, general and administrative expenses	277,411	270,853	270,852
Store closure (income)/costs	(41)	3,173	5,799
Store preopening expenses	176	254	238

Income/(loss) from continuing operations, before interest and taxes	32,079	16,665	(47,695)
Net interest expense	12,814	11,115	11,206

Income/(loss) from continuing operations before income taxes	19,265	5,550	(58,901)

Income tax provision/(benefit)	1,554	876	(12,738)

Net income/(loss) from continuing operations	17,711	4,674	(46,163)

Loss from discontinued operations	(1,213)	(1,816)	(17,156)

Net income/(loss)	$16,498	$2,858	$(63,319)
Net income/(loss) per weighted-average share from continuing operations:
Basic	$0.79	$0.21	$(2.09)
Diluted	$0.76	$0.21	$(2.09)
Net loss per weighted-average share from discontinued operations:
Basic	$(0.05)	$(0.08)	$(0.78)
Diluted	$(0.05)	$(0.08)	$(0.78)
Net income/(loss) per weighted-average share:
Basic	$0.74	$0.13	$(2.87)
Diluted	$0.71	$0.13	$(2.87)
Weighted-average shares outstanding—basic	22,263	22,087	22,087
Weighted-average shares outstanding—diluted	23,357	22,621	22,087

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Total Shareholders’ Equity
(In thousands, except shares)	Shares	Amount
Balance at January 31, 2009	22,087,113	$221	$170,151	$(34,163)	$136,209
Share-based compensation			1,153		1,153
Net loss				(63,319)	(63,319)

Balance at January 30, 2010	22,087,113	221	171,304	(97,482)	74,043
Share-based compensation			1,464		1,464
Net income				2,858	2,858

Balance at January 29, 2011	22,087,113	221	172,768	(94,624)	78,365
Exercise of common stock options	290,550	3	555		558
Share-based compensation			3,008		3,008
Net income				16,498	16,498

Balance at January 28, 2012	22,377,663	$224	$176,331	$(78,126)	$98,429

See notes to consolidated financial statements.

COST PLUS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows From Operating Activities:
Net income/(loss)	$16,498	$2,858	$(63,319)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,235	22,832	28,573
Share-based compensation expense	3,008	1,464	1,153
Loss on asset disposal	290	18	516
Impairment of property and equipment	—	58	1,142
Changes in assets and liabilities:
Merchandise inventories	(17,854)	(4,650)	40,902
Income taxes	783	13,763	(12,792)
Other assets	(183)	6,710	4,866
Accounts payable	22,184	(10,340)	(8,449)
Other liabilities	(4,496)	(1,095)	2,075

Net cash provided by (used in) operating activities	39,465	31,618	(5,333)

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,706)	(4,500)	(3,553)
Proceeds from sale of property and equipment	59	155	8

Net cash used in investing activities	(9,647)	(4,345)	(3,545)

Cash Flows From Financing Activities:
Borrowings under term loan	—	10,000	—
Payments under term loan	(10,000)	—	—
Borrowings under revolving line of credit	274,088	224,306	293,026
Payments under revolving line of credit	(289,488)	(257,406)	(283,026)
Principal payments on long-term distribution center sale-leaseback obligations	(885)	(877)	(802)
Debt issuance costs	(69)	(2,267)	—
Principal payments on capital lease obligations	(843)	(940)	(1,425)
Proceeds from the issuance of common stock	558	—	—

Net cash (used in) provided by financing activities	(26,639)	(27,184)	7,773

Net increase/(decrease) in cash and cash equivalents	3,179	89	(1,105)

Cash and Cash Equivalents:
Beginning of period	2,691	2,602	3,707

End of period	$5,870	$2,691	$2,602

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,888	$11,056	$11,271

Cash paid/(refunded) for income taxes	$844	$(12,873)	$136

Non-Cash Financing and Investing:
Capital lease obligations entered into	$—	$—	$860

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Business and Significant Accounting Policies

Business Cost Plus, Inc. and subsidiaries (“Cost Plus World Market” or “the Company”) is a specialty retailer of casual home living and entertaining products. At January 28, 2012, the Company operated 258 stores in 30 states under the names “World Market,” “Cost Plus World Market,” “Cost Plus Imports,” and “World Market Stores.” The Company offers customers a broad selection of distinctive products related to the themes of home decorating, home entertaining, and gift giving, overlaid with its core competency in seasonal merchandise. The Company’s product offerings are designed to provide solutions to customers’ casual home furnishing and home entertaining needs. The offerings include home decorating items such as furniture and rugs, as well as a variety of tabletop and kitchen products. Cost Plus World Market stores also offer a number of gift and decorative accessories including collectibles, cards, wrapping paper and other seasonal items. In addition, Cost Plus World Market offers its customers a wide selection of gourmet foods and beverages, including wine, micro-brewed and imported beer, coffee, tea and bottled water.

The Company classifies its sales into home furnishings and consumables product lines. Sales in each category for the prior three fiscal years were as follows:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Home Furnishings	$578,356	$546,510	$519,074
Consumables	374,375	366,053	355,959

Total	952,731	912,563	875,033

Less: Net sales from discontinued operations	—	(1,833)	(9,909)
Add: Drop ship revenue, shipping revenue and other miscellaneous revenue, net of returns allowance	11,102	5,834	1,921

Net sales	$963,833	$916,564	$867,045

Segment Reporting The Company accounts for its operations as one operating segment. The Company derives 97% of its consolidated net sales from its 258 retail stores, which are all located in the United States across 30 states. Across its store base, the Company operates one store format in which each store offers the same general mix of merchandise with similar categories and similar customers. In addition to its retail stores, the Company operates a direct-to-consumer website representing approximately 3% of net sales in fiscal 2011 compared to 2% of net sales in fiscal 2010. The operating performance of all stores and the direct-to-consumer business has been aggregated into one reportable segment.

Liquidity Prior to achieving net income in fiscal 2011 and fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of January 28, 2012, we had an accumulated deficit of $78.1 million. For fiscal 2009, we did not generate positive cash flows from operating activities. There can be no assurance that our business will continue to be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, particularly on a quarterly basis, which could have a material adverse effect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows, particularly on a quarterly basis, from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

Fiscal Year The Company’s fiscal year end is the Saturday closest to the end of January. The current and prior fiscal years ended January 28, 2012 (fiscal 2011), January 29, 2011 (fiscal 2010) and January 30, 2010 (fiscal 2009). All fiscal years presented consist of 52 weeks.

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

Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity level. Based on the impairment tests performed during fiscal 2011, there was no impairment of long-lived and intangible assets with finite lives in fiscal 2011. During fiscal 2010, the Company recorded a $58,000 impairment charge to write-down property and equipment at the four underperforming stores that closed during the first quarter of fiscal 2011 as they had reached the end of their lease terms. Additionally, during fiscal 2009, the Company recorded a $1.1 million charge for the write-down of property and equipment at the five stores that closed in fiscal 2010 and certain other underperforming stores.

Self-Insurance The Company is primarily self-insured for workers’ compensation, general liability costs, and certain health insurance plans with per occurrence and aggregate limits on losses. The Company maintains a comprehensive property insurance policy. The self-insurance liability recorded in the financial statements is based on claims filed and an estimate of claims incurred but not yet reported. The following sets forth the significant insurance coverage by major category:

•

Workers’ compensation and general liability insurance: The Company retains losses on individual claims up to a maximum of $300,000 for both workers’ compensation and general liability insurance. The Company has a combined workers’ compensation and general liability insurance aggregate limit of $10.2 million.

•	Property insurance: The Company maintains a $250,000 deductible for each submitted claim.

•	Health insurance: The Company has a stop loss provision per claim of $325,000, and an aggregate of $10.2 million.

Deferred Rent Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company may receive certain lease incentives, primarily tenant improvement allowances. These allowances are also deferred and are amortized as a reduction of rent expense on a straight-line basis over the life of the lease. Deferred rent of $20.8 million and $24.9 million is reflected in other long-term obligations on the consolidated balance sheets as of January 28, 2012 and January 29, 2011, respectively.

Share-Based Compensation The Company accounts for all share-based payments to employees and members of its board of directors as share-based compensation cost based on the fair value on the date of grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company determines fair value of such stock option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. The Company’s deferred stock units are issued and measured at fair value on the date of grant and fully vest on the one year anniversary from the date of grant.

Revenue Recognition The Company recognizes revenue from the sale of merchandise either at the point of sale in its stores or at delivery to the customer for merchandise purchased from its website. Revenue from sales of gift cards is deferred until redemption or until the likelihood of redemption by the customer is remote (gift card breakage). Income from gift card breakage is recorded as a reduction to selling, general and administrative expenses. Shipping and handling fees charged to customers are recognized as revenue at the time the merchandise is delivered to the customer. The Company’s revenues are reported net of discounts and returns, including an allowance for estimated returns. The allowance for sales returns is based on historical experience and was approximately $1.0 million at the end of fiscal 2011, $0.8 million at the end of fiscal 2010 and $0.6 million at the end of fiscal 2009. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Cost of Sales and Occupancy Cost of sales includes the cost of inventory sold during the period, including costs to acquire merchandise inventory and costs of freight and distribution. The costs of maintaining warehouse facilities including depreciation, rent, utilities and certain indirect costs such as product purchasing activities and logistics are also charged to cost of sales. Occupancy costs include rent expense under store lease agreements, common area maintenance costs charged to the Company by landlords and property taxes.

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

Selling, General and Administrative Expenses Selling, general and administrative expenses include costs related to functions such as advertising, store operations, corporate management, marketing, administration, legal and accounting and their related compensation costs, as well as other costs. Such other costs include credit card fees, utilities, management information systems operating costs, telephone and other communication charges, professional and other consulting fees, travel related expenses, insurance costs, and asset impairment charges.

Advertising Expense Advertising expenses, which include newspaper, radio, and other media advertising, are expensed as incurred or at the point of first broadcast or distribution. For fiscal 2011, 2010 and 2009, advertising costs were $49.4 million, $49.5 million and $51.4 million, respectively.

Store Closure (Income)/Costs The Company had store closure income from continuing operations of $41,000 for fiscal 2011 compared to costs of $3.2 million for fiscal 2010. The store closure income for fiscal 2011 was due to a payment received in the second quarter of fiscal 2011 from a landlord related to a favorable early lease termination, partially offset by the costs of closing the store and other lease exit cost adjustments. The Company closed five stores and relocated one store during fiscal 2011; all of the stores closed during fiscal 2011 are included in continuing operations and four of the five store closures had no lease exit costs because their leases had expired. This compares to closing six stores and relocated one store during fiscal 2010; five of the six stores closed during fiscal 2010 are included in continuing operations.

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

Income Taxes Income tax expense or benefit reflects the amount of taxes payable or refundable for the current year, the impact of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and refunds and accrued penalties on tax deficiencies. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if there is doubt about the realization of such assets in the future. The Company has recorded a full valuation allowance against its deferred tax assets for fiscal 2011, 2010 and 2009.

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

Net Income/(Loss) per Share Basic earnings/(loss) per share (“EPS”) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings/(loss) per share is similarly computed, and includes the effect, if dilutive, of the Company’s weighted-average number of stock options outstanding and shares of deferred stock units.

New Accounting Pronouncements In May 2011, the FASB issued an accounting standards update to expand disclosure requirements for fair value measurements. This guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the accounting standard update disclosure to have a material impact on its consolidated financial statements.

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

Following is a summary of the accrued store closure and lease exit costs on the Company’s consolidated balance sheet as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively:

(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Beginning Balance	$6,575	$10,220	$3,110
Lease exit costs, net of estimated sublease income	1,438	4,245	18,844
Severance and closure costs	548	416	1,552
Payments for leases and settlements	(5,251)	(7,827)	(11,851)
Payments for severance and closure costs	(650)	(479)	(1,435)

Ending Balance	$2,660	$6,575	$10,220

Note 3. Discontinued Operations

The Company did not have any operations which were discontinued during fiscal 2011. The loss from discontinued operations for fiscal 2011 primarily consists of the costs associated with the quarterly adjustments to the lease exit liabilities that were established for the stores that closed in prior years and that have leases which have not yet been exited. These lease exit costs were approximately $1.1 million for fiscal 2011, $1.6 million for fiscal 2010 and $16.1 million in fiscal 2009.

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

Results from discontinued operations were as follows:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Store sales	$—	$1,833	$9,909
Costs and expenses:
Cost of store sales and occupancy	—	1,425	7,718
Operating and administrative expenses	77	639	4,747
Lease exit costs, net of estimated sublease income	1,136	1,481	14,040
Severance benefits and other closure costs	—	104	560

Loss from discontinued operations, net of tax	$(1,213)	$(1,816)	$(17,156)

Note 4. Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 28, 2012	January 29, 2011
Building and leasehold improvements	$100,090	$99,029
Facilities and land subject to sale and leaseback	115,094	115,056
Furniture, fixtures, equipment and software	132,422	128,698
Facilities under capital leases	14,437	15,907

Total	362,043	358,690
Less: accumulated depreciation and amortization	(226,632)	(213,012)

Property and equipment, net	$135,411	$145,678

At January 28, 2012, total net property and equipment includes a non-cash construction in progress accrual of $0.5 million.

Note 5. Other Assets

Other assets consist of the following:

(In thousands)	January 28, 2012	January 29, 2011
Lease rights and interests	$1,288	$1,288
Other intangibles	1,969	1,956
Prepaid rent	2,581	2,581
Debt issuance costs—line of credit	2,571	2,622
Other	1,216	1,227

Total	9,625	9,674
Less: accumulated amortization	(4,409)	(3,667)

Other assets, net	$5,216	$6,007

Note 6. Leases

The Company leases certain properties consisting of retail stores, distribution centers, corporate offices and equipment. Store leases typically contain initial terms of ten years and provisions for two to three renewal options of five to ten years each. The retail stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Certain store leases also require contingent rent based on store revenues.

The minimum rental payments required under capital leases (with interest rates ranging from 3.2% to 12.7%) and non-cancelable operating leases with a remaining lease term in excess of one year at January 28, 2012 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
Fiscal year:
2012	$1,341	$78,844	$80,185
2013	1,108	69,475	70,583
2014	913	57,123	58,036
2015	839	42,635	43,474
2016	764	28,318	29,082
Thereafter through the year 2040	3,965	41,891	45,856

Minimum lease commitments	8,930	$318,286	$327,216

Less: amount representing interest	(3,729)

Present value of capital lease obligations	5,201
Less current portion	(740)

Long-term portion	$4,461

Interest expense related to capital leases was $0.8 million, $0.9 million, and $0.9 million for fiscal 2011, 2010, and 2009, respectively.

Minimum and contingent rental expense under operating and capital leases and sublease rental income is as follows:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Operating leases:
Minimum rental expense	$75,673	$74,594	$78,050
Contingent rental expense	425	189	297
Less: sublease rental income	(406)	(541)	(407)

Total	$75,692	$74,242	$77,940

Capital leases—contingent rental expense	$1,386	$1,459	$1,463

Total minimum rental income to be received from non-cancelable sublease agreements through 2017 is approximately $1.2 million.

Note 7. Revolving Lines of Credit

The Company has a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. As of January 28, 2012, the Company has paid off the outstanding borrowings from the asset-based credit facility and the $10.0 million term loan in full. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of January 28, 2012, the Company was in compliance with its loan covenant requirements, paid its asset-based credit facility off in its entirety (including the $10.0 million term loan) and had $9.6 million in outstanding letters of credit, and credit available under the Credit Agreement of $135.9 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at January 28, 2012 and at January 29, 2011 consisted of the following (in millions):

	January 28, 2012	January 29, 2011
Account receivable availability	$8.0	$6.5
Inventory availability	146.6	132.9
Less: reserves	(9.1)	(10.4)

Total borrowing base	$145.5	$129.0

The aggregate borrowing base is reduced by the following obligations:
Ending loan balance	$—	$25.4
Outstanding letters of credit	9.6	10.8

Total obligations	$9.6	$36.2

The availability at January 28, 2012 and at January 29, 2011 was:
Total borrowing base	$145.5	$129.0
Less: obligations	(9.6)	(36.2)

Total availability	$135.9	$92.8

Note 8. Distribution Center Sale-Leaseback Obligations

The Company’s distribution center sale-leaseback obligations as of January 28, 2012 and January 29, 2011 is summarized as follows:

(In thousands)	January 28, 2012	January 29, 2011
Obligations under sale and leaseback:
California distribution centers	$60,852	$61,462
Virginia distribution center	50,995	51,270

Total distribution center sale-leaseback obligations	111,847	112,732
Less current portion	(929)	(885)

Long-term distribution center sale-leaseback obligations, net	$110,918	$111,847

Total long-term distribution center sale-leaseback obligations mature as follows:

(In thousands)
Fiscal year:
2012	$929
2013	992
2014	1,060
2015	1,134
2016	1,158
Thereafter through the year 2046	106,574

Total long-term distribution center sale-leaseback obligations	$111,847

In 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., a third party real estate investment trust for its Stockton, California distribution center property. The Company accounted for the transaction whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the 34-year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the leases. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 7.2%) on the recorded obligation. As of January 28, 2012 and January 29, 2011, the balance of the financing obligation was $24.2 million and $24.5 million, respectively, and was included on the Company’s consolidated balance sheet as a distribution center sale-leaseback obligation.

In 2007, the Company entered into a sale-leaseback transaction with Inland Western Stockton Airport Way II, L.L.C., a third party real estate investment company for another distribution center in Stockton, California located adjacent to its existing distribution center. The Company accounted for the transaction whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the 32-year and nine-month period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.4%) on the recorded obligation. As of January 28, 2012 and January 29, 2011, the balance of the financing obligation was approximately $36.7 million and $37.0 million, respectively, and was included on the Company’s consolidated balance sheet as a distribution center sale-leaseback obligation.

In 2006, the Company entered into a sale-leaseback transaction with Inland Real Estate Acquisitions, Inc., for its Windsor, Virginia distribution center property. The Company accounted for the transaction whereby the net book value of the asset and the lease obligations remain on the Company’s consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the 40 year period of the lease (including option periods) and approximates the discounted value of minimum lease payments under the lease. Monthly lease payments are accounted for as principal and interest payments (at an approximate annual rate of 8.5%) on the recorded obligation. As of January 28, 2012 and January 29, 2011, the balance of the financing obligation was $51.0 million and $51.3 million, respectively, and was included on the Company’s consolidated balance sheet as a distribution center sale-leaseback obligation.

Note 9. Fair Value Measurements

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

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal	$562	$—	$(12,981)
State	992	876	243

Total current	1,554	876	(12,738)

Deferred—Federal	—	—	—

Provision (benefit) for income taxes	$1,554	$876	$(12,738)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
U.S. federal statutory tax rate	35.0%	35.0%	(35.0)%
State income taxes, including valuation allowance (net of U.S. federal income tax benefit)	6.2	33.2	(3.0)
Wage and other tax credits	(4.1)	—	—
Non-deductible expenses	0.5	2.5	0.1
Other	0.4	1.2	0.2
Valuation allowance	(29.4)	(48.8)	21.0

Effective income tax rate (benefit)	8.6%	23.1%	(16.7)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	January 28, 2012		January 29, 2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Capitalized inventory costs	$—	$2,998	$—	$1,852
Trade discounts	—	271	—	1,970
Prepaid expenses	—	535	—	624
Deferred rent	8,541	—	10,374	—
Capital leases and facilities, and land subject to sale and leaseback	47,072	—	47,720	—
Lease rights	—	167	—	185
Depreciation	—	26,201	—	32,536
Credit and net operating loss carryforwards	47,325	—	53,570	—
Deductible reserves and other	11,341	—	12,010	—
State taxes	—	8,512	—	8,259

Subtotal	114,279	38,684	123,674	45,426
Valuation allowance	(75,595)	—	(78,248)	—

Total	$38,684	$38,684	$45,426	$45,426

At January 28, 2012, and at January 29, 2011, the Company had California state enterprise zone credit carryforwards of $9.0 million and $8.1 million, respectively, which have no expiration date but require taxable income in the enterprise zone to be realizable. The Company also had federal net operating loss carryforwards of $73.5 million (or $25.7 million tax effected) and $100.5 million (or $35.2 million tax effected), respectively. The federal net operating loss will begin expiring in 2026. State net operating loss carryforwards of $139.6 million at January 28, 2012 and $143.6 million at January 29, 2011 will expire between 2012 and 2030.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses (“NOL”) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Based on our analysis to date, we have undergone an ownership change. The resulting limitation does not affect the Company’s ability to utilize its NOL for the year ended January 28, 2012. However, in future years the Company’s ability to utilize net operating losses will be limited. The “ownership change” that the Company experienced also imposes limitations on the Company’s California state enterprise zone credits (“EZ Credits”) carryforwards under Internal Revenue Code Section 383. The resulting limitation did affect the Company’s ability to utilize its EZ Credits for fiscal 2010 and the Company expects it will continue to be limited.

Significant management judgment is required to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized. In fiscal year 2011 the valuation allowance was decreased by $2.7 million, and in fiscal years 2010 and 2009, the valuation allowance was increased by $0.5 million and $16.0 million, respectively. The valuation allowance is subject to adjustment based on the Company’s assessment of its future taxable income and may be wholly or partially reversed in future years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Unrecognized tax benefits—beginning balance	$1,429	$1,927	$2,053
Gross increase/(decrease) for tax positions of prior years	741	(19)	211
Gross increase/(decrease) for tax positions of current year	—	131	(45)
Settlements	(1,865)	(51)	—
Lapse of statute of limitations	(271)	(559)	(292)

Unrecognized tax benefits—ending balance	$34	$1,429	$1,927

At January 28, 2012, January 29, 2011 and January 30, 2010, the Company had $34,000, $1.4 million and $1.9 million, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $282,000, $282,000 and $316,000, respectively, on the Company’s income tax provision. At January 28, 2012, it is reasonably possible that the total amounts of unrecognized tax benefits would decrease by $705,000 within the next 12 months due to the expiration of statutes of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 28, 2012, the Company had accrued $189,000 and $1,000, at January 29, 2011, the Company had accrued $178,000 and $1,000 and at January 30, 2010 the Company had accrued $177,000 and $6,000 for potential payment of interest and penalties, respectively.

As of January 28, 2012, the Company is subject to U.S. federal income tax examinations for tax years 2003 and forward, and is subject to state and local tax examinations for the tax years 2003 and forward.

Note 11. Equity and Stock Compensation Plans

Options As of January 28, 2012, the Company had options outstanding under three stock option plans; the 1995 Stock Option Plan (“1995 Plan”), the 2004 Stock Plan (“2004 Plan”), and the 1996 Director Stock Option Plan (“Director Option Plan,” collectively, the “Company’s Stock Plans”) and as of January 28, 2012, there were 1,208,357 shares of commons stock available for future grant under the Company’s stock plans.

The 1995 Plan was terminated in November 2005 and succeeded by the 2004 Plan. Under the 1995 Plan, options are exercisable over 10 years and vest as determined by the Board of Directors, generally over three or four years.

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

The Director Option Plan was approved by the Board of Directors and shareholders in fiscal 1996, and was last amended by the shareholders in June 2011. The amendment during fiscal 2011 expanded the type of equity awards that can be made under the plan to also include full value awards such as deferred stock units. Options are exercisable over a maximum term of 10 years and vest as determined by the Board of Directors.

The Company granted 769,000 options to purchase the Company’s common stock to its employees during fiscal 2011, compared to 836,500 common stock options granted to its employees and non-employee directors during fiscal 2010. At the end of fiscal 2011, unrecognized compensation cost related to the unvested portion of the Company’s stock option awards was $3.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Deferred Stock Units During fiscal 2011, the Company granted 53,974 deferred stock units to its non-employee directors during the third quarter of fiscal 2011, compared to no deferred stock units granted during fiscal 2010. The Company’s deferred stock units are issued and measured at fair value on the date of grant and fully vest on the one year anniversary from the date of grant. At the end of fiscal 2011, unrecognized compensation cost related to the unvested portion of the Company’s deferred stock units was $0.2 million, which is expected to be recognized over a weighted-average period 0.5 years.

A summary of activity under the Company’s option plans is set forth below:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, January 29, 2011	3,736,865	$10.27	4.0	$12,624
Granted	769,000	$10.55
Exercised	(290,550)	$1.92
Cancelled or Forfeited	(151,626)	$9.53
Expired	(154,364)	$22.33

Outstanding, January 28, 2012	3,909,325	$10.51	3.7	$22,784

Vested or expected to vest, January 28, 2012	3,624,520	$10.65	3.5	$21,434
Exercisable, January 28, 2012	2,227,700	$12.95	2.3	$12,292

The aggregate intrinsic value in the table above is the difference between the market value of the Company’s common stock on the last day of business for the period indicated and the exercise price of in-the-money shares. Cash received as a result of stock options exercised in fiscal 2011 was $0.6 million, and the total intrinsic value of stock options exercised in fiscal 2011 was $2.0 million.

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for stock options both outstanding and exercisable as of January 28, 2012:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding	Remaining Life (Yrs.)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.00 – $ 3.00	513,500	4.1	$0.95	508,250	$0.94
3.01 – 4.00	602,325	3.1	3.61	440,950	3.61
4.01 – 5.00	824,500	5.2	4.79	66,000	4.21
8.00 – 10.00	221,500	2.3	9.38	221,500	9.38
10.01 – 15.00	756,500	6.1	10.55	—	—
15.01 – 25.00	608,500	0.8	19.42	608,500	19.42
25.01 – 38.50	382,500	1.2	32.93	382,500	32.93

$ 0.00 – $38.50	3,909,325	3.7	$10.51	2,227,700	$12.95

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, the Company’s share-based compensation relates to stock options and deferred stock units. The Company recognized share-based compensation expense of $3.0 million in fiscal 2011 compared to $1.5 million in fiscal 2010 and $1.2 million in fiscal 2009. Share-based compensation expense is included as a component of selling, general and administrative expenses. At the end of fiscal 2011, unrecognized compensation cost related to the unvested portion of the Company’s stock option awards and deferred stock units was $3.3 million, and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 0.5 years, respectively.

The following table presents the weighted-average fair value per share of common stock options granted during fiscal 2011, 2010 and 2009 and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options on the date of the grant:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Weighted-average fair value per share of options granted	$7.13	$3.37	$0.57
Expected dividend rate	—	—	—
Volatility	90.0%	94.1%	83.3%
Risk-free interest rate	2.0%	2.0%	1.8%
Expected lives (years)	4.5	4.5	4.5

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. The Company used its historical stock price volatility for a period approximating the expected life as the basis for its expected volatility assumption. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. During fiscal 2011, the Company determined that there was sufficient historical exercise data to adequately estimate the expected life and used its historical plan data for the related Black-Scholes model input. The Company had previously used the simplified method to determine the expected life for its stock options. The expected dividend yield assumption is based on the Company’s history of zero dividend payouts and the expectation that no dividends will be paid in the foreseeable future. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the stock option.

Note 12. Employee Benefit Plans

The Company has a 401(k) plan for employees who meet certain service and age requirements. During fiscal 2011, participants could contribute the lesser of 60% of their annual base salary or $16,500, and participants age 50 or older could contribute an additional catch-up deferral amount of up to $5,500 per year. Effective March 1, 2010, the Company set a 3% deferral limit on the 401(k) plan for highly compensated employees (an employee who in the preceding year (look-back year) had compensation in excess of $110,000 as indexed (IRC Section 414(q)(3)). Effective March 1, 2009, the Company suspended the employer matching. Prior to this, the Company matched 100% of employee contributions up to the first 3% of base salary and matched 50% of employee contributions in excess of 3% of base salary up to a maximum of 5% of base salary. The Company did not make any contributions in fiscal 2011 or fiscal 2010 and contributed approximately $116,000 in fiscal 2009.

Note 13. Commitments and Contingencies

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

Note 14. Earnings/(Loss) per Share

Basic earnings/(loss) per share (“EPS”) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings/(loss) per share is similarly computed, and includes the effect, if dilutive, of the Company’s weighted-average number of stock options outstanding and shares of deferred stock units.

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted per share computations:

Fiscal Year Ended	Basic EPS	Effect of Dilutive Stock Options and Deferred Stock Units (treasury stock method)	Diluted EPS
January 28, 2012
Shares	22,263	1,094	23,357
Earnings	$0.74	($0.03)	$0.71

January 29, 2011
Shares	22,087	534	22,621
Earnings	$0.13	$0.00	$0.13

January 30, 2010
Shares	22,087	—	22,087
Loss	($2.87)	$0.00	($2.87)

Certain outstanding stock options were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010 there were anti-dilutive options of 1,942,013; 1,988,586 and 3,129,007, respectively.

Note 15. Quarterly Information (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods:

	Fiscal Quarters Ended
(In thousands, except per share data)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net sales	$199,710	$197,949	$201,862	$364,312
Gross profit	63,392	59,017	62,136	125,080
Net income/(loss) from continuing operations	(3,035)	(7,762)	(8,246)	36,754
Loss from discontinued operations	(331)	(284)	(345)	(253)
Net income/(loss)	(3,366)	(8,046)	(8,591)	36,501
Net income/(loss) per weighted-average share from continuing operations
Basic	$(0.14)	$(0.35)	$(0.37)	$1.64
Diluted	$(0.14)	$(0.35)	$(0.37)	$1.56
Net loss per weighted-average share from discontinued operations
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income/(loss) per weighted-average share
Basic	$(0.15)	$(0.36)	$(0.39)	$1.63
Diluted	$(0.15)	$(0.36)	$(0.39)	$1.55

	Fiscal Quarters Ended
(In thousands, except per share data)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net sales	$188,637	$191,795	$194,569	$341,563
Gross profit	57,528	60,673	59,780	112,964
Net income/(loss) from continuing operations	(10,085)	(6,619)	(7,397)	28,775
Loss from discontinued operations	(226)	(364)	(948)	(278)
Net income/(loss)	(10,311)	(6,983)	(8,345)	28,497
Net income/(loss) per weighted-average share from continuing operations
Basic	$(0.46)	$(0.30)	$(0.34)	$1.30
Diluted	$(0.46)	$(0.30)	$(0.34)	$1.24
Net loss per weighted-average share from discontinued operations
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Net income/(loss) per weighted-average share
Basic	$(0.47)	$(0.32)	$(0.38)	$1.29
Diluted	$(0.47)	$(0.32)	$(0.38)	$1.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A system of internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions and that the degree of compliance with policies or procedures may change over time. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. Their report is included on page 29 in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC no later than May 29, 2012; a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders. The information required by this item concerning executive officers is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is listed as an exhibit to this Annual Report on Form 10-K. The policy applies to the Company’s Chief Executive Officer and the Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance—Director Compensation,” each of which is in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

The following table sets forth information as of January 28, 2012 about our common stock that may be issuable upon the exercise of options and rights granted to employees, consultants and members of our Board of Directors under all existing equity compensation plans:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
1995 Stock Option Plan(1)	318,000	$30.12	—
1996 Director Option Plan	485,000	14.75	295,732
2004 Stock Plan	3,106,325	7.84	912,625
Equity compensation plans not approved by shareholders	—	—	—

Total	3,909,325	$10.51	1,208,357

(1)	The 1995 Stock Option Plan was replaced by the 2004 Stock Plan in July 2005. 100,000 remaining shares available for grant under the 1995 Stock Option Plan were transferred to the 2004 Stock Plan and the 1995 Stock Option Plan was terminated for any new grants. Up to 800,000 shares subject to outstanding options under the 1995 Stock Option Plan may be transferred to the 2004 Stock Plan if they expire without being exercised and as of January 28, 2012, the Company had transferred all 800,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Compensation” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Audit and Related Fees for Fiscal Years 2011 and 2010” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 28 of this Form 10-K.

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

(b)	List of Exhibits:

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Amended and Restated By-laws dated June 23, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.3	Amended and Restated Credit Agreement dated January 3, 2011 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 7, 2011.

10.4	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.2	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

Exhibit No.	Description of Exhibits
10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007.

10.6♦	Cost Plus, Inc. 1996 Director Option Plan as amended June 23, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.6.1♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.6.2♦	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.8.2 of the Form 10-K for the year ended February 2, 2008.

10.6.3♦	Form of Deferred Stock Unit Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.7♦	Cost Plus, Inc. 2004 Stock Plan, as amended June 18, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.7.1♦	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.7.2♦	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.9.2 of the Form 10-K filed for the year ended February 2, 2008.

10.8♦	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.9♦	Amended and Restated Employment Agreement dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended February 2, 2008.

10.9.1♦	Amendment to Barry J. Feld Amended and Restated Employment Agreement dated December 15, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.10.1 of the Form 10-K filed for the year ended January 31, 2009.

10.10♦	Eighth Amended and Restated Employment Severance Agreement dated August 3, 2011, between Cost Plus, Inc. and Jane L. Baughman, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed for the quarter ended July 30, 2011.

10.11♦	Fourth Amended and Restated Employment Severance Agreement dated August 3, 2011 between Cost Plus, Inc. and Jeffrey A. Turner, incorporated by reference to Exhibit 10.6 of the Form 10-Q filed for the quarter ended July 30, 2011.

10.12♦	Fiscal 2011 Management Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended April 30, 2011.

10.13♦	Cost Plus, Inc. Executive Performance Incentive Plan dated June 23, 2011, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.14♦	Cost Plus, Inc. Option Acceleration Agreement dated June 23, 2011, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 30, 2011.

Exhibit No.	Description of Exhibits
10.15	Confidentiality and Standstill Agreement, dated as of January 7, 2009, between Cost Plus, Inc., Warren A. Stephens and Stephens Investments Holdings LLC, incorporated by reference to Exhibit 10.1 of the 8-K filed on January 7, 2009.

10.16	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended July 30, 2011.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

♦	Management compensatory plan, contract or arrangement.
*	Filed herewith.
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: April 10, 2012	By:	/S/ BARRY J. FELD
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

Signature	Title	Date

/s/ BARRY J. FELD Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	April 10, 2012

/s/ JANE L. BAUGHMAN Jane L. Baughman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 10, 2012

/s/ CHARLES MILTNER Charles Miltner	Vice President, Controller (Principal Accounting Officer)	April 10, 2012

/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	April 10, 2012

/s/ CLIFFORD J. EINSTEIN Clifford J. Einstein	Director	April 10, 2012

/s/ MARK R. GENENDER Mark R. Genender	Director	April 10, 2012

/s/ DANNY W. GURR Danny W. Gurr	Director	April 10, 2012

/s/ JOHN C. POUND John C. Pound	Director	April 10, 2012

/s/ KIM D. ROBBINS Kim D. Robbins	Director	April 10, 2012

/s/ FREDRIC M. ROBERTS Fredric M. Roberts	Director	April 10, 2012

/s/ KENNETH T. STEVENS Kenneth T. Stevens	Director, Chairman of the Board	April 10, 2012