Form 10-K/A
period 2012-01-28
COST PLUS INC/CA/
filed 2012-05-17
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission for the purposes of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended January 28, 2012 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information. No other changes have been made except as set forth this Form 10-K/A.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

The names of the directors of Cost Plus, Inc. (the “Company”) and certain information about them as of January 28, 2012 are set forth below.

Name of Nominee	Age	Position	Director Since
Joseph H. Coulombe	81	Independent management consultant	1995
Clifford J. Einstein	73	Founding Partner, Dailey and Associates Advertising	2007
Barry J. Feld	55	Chief Executive Officer and President	2001
Mark R. Genender	47	Partner, Red Mountain Capital Partners LLC	2011
Danny W. Gurr	54	Independent management consultant	1995
John C. Pound	57	President, Integrity Brands	2011
Kim D. Robbins	66	Retired retail executive	1999
Fredric M. Roberts	69	Retired investment banker	1999
Kenneth T. Stevens	60	Private investor/advisor	2008

Except as set forth below, each of the nominees has been engaged in his or her principal occupation described above during the past five years. There is no family relationship between any director and executive officer of Cost Plus.

Mr. Coulombe has served on our Board of Directors since 1995 and served as Chairman of our Board of Directors from June 2010 until June 2011. He has been engaged in independent management consulting since April 1995. Previously, he was employed in an executive capacity by several retailing and grocery businesses and as an independent business consultant. From February 1995 to April 1995, Mr. Coulombe served as President and Chief Executive Officer of Sport Chalet, Inc., a sporting goods retailer. From February 1994 to January 1995, Mr. Coulombe served as Chief Executive Officer of Provigo Corp., a wholesale and retail grocer. From November 1992 to February 1994, Mr. Coulombe was an independent business consultant. From March 1992 to October 1992, Mr. Coulombe served as Executive Vice President of Pacific Enterprises, with principal responsibility for Thrifty Corporation, an operator of drug and sporting goods chain stores. He also served as Co-Chairman of Thrifty Corporation during that time. From June 1989 through March 1992, Mr. Coulombe served as an independent business consultant. Mr. Coulombe is the founder of Trader Joe’s, a specialty food grocery chain, and he served as its Chief Executive Officer from 1957 to 1989. Mr. Coulombe currently serves as a director of True Religion Apparel, Inc., a manufacturer of high-end, contemporary, designer women’s and men’s jeans.

As the former chief executive officer and the founder of Trader Joe’s, as well as other retail establishments, Mr. Coulombe has a seasoned, broad business perspective of the retail industry which is of tremendous value to us. From prior positions as both an executive officer and director at Thrifty Corporation and as an independent consultant, he has extensive operating experience in the retail and consumer products industries.

Mr. Einstein served as Chairman of Dailey and Associates, an international advertising agency headquartered in West Hollywood, California, from 1994 until his retirement in 2006. Prior to his position as Chairman, Mr. Einstein served as President of Dailey and Associates from 1983 to 1994. He was Dailey and Associates’ original Executive Creative Director and served in that role as well for 35 years. Mr. Einstein currently serves as a director of Merchant House International, a Chinese manufacturer of home textiles and footwear.

Mr. Einstein brings to our Board of Directors an extensive background spanning nearly forty years in the advertising industry. He contributes strong insight into our marketing and advertising programs from his involvement in leading brands such as White Stag Clothing, Gallo Winery, Mondavi Winery, Callaway Golf, Mattel Toys, LA Gear, Lawry’s Foods, Nestle Foods, Neutrogena and Safeway Stores. He has established a proven track record for creating relevant marketing strategies to build brand awareness and drive sales. His expertise in managing and directing product development, marketing, packaging, distribution and sales provides our Board of Directors with valuable insights as we continue to innovate and strengthen our core brand and grow our market share of brand merchandise.

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

As our Chief Executive Officer, President and a member of our Board of Directors, Mr. Feld draws upon over three decades of experience in an array of executive management roles in the retail industry. As Chief Executive Officer, he is responsible for determining our strategy and clearly articulating priorities as well as aligning and motivating the organization to execute effectively and ensure success. These skills, combined with Mr. Feld’s in-depth understanding of the Cost Plus customer, make him exceptionally qualified to serve on our Board of Directors.

Mr. Genender joined Red Mountain Capital Partners LLC as a Partner in February 2011. Mr. Genender previously served as a Managing Director in the Retail and Consumer Group of Carlyle Partners V, a $13.7 billion US buyout fund. Prior to Carlyle, Mr. Genender co-founded and was a Partner at Star Avenue Capital, a consumer growth equity vehicle which he formed in 2008 with Irving Place Capital and Creative Artists Agency. From 1996 to 2008, he was a Managing Director and Partner at Fenway Partners, a leading middle market buyout firm with over $2 billion under management. Prior to Fenway, Mr. Genender held senior sales and marketing positions with Nabisco Holdings Inc. and PepsiCo Inc., and served as a Financial Analyst in the M&A department with Goldman, Sachs & Co. in London and New York. Mr. Genender currently serves as a Director for Nature’s Sunshine Products, Inc. (“NATR”), a leading natural health and wellness company.

Mr. Genender brings extensive experience in finance, marketing and consumer-oriented businesses as well as significant corporate governance experience. Mr. Genender has served as a Director for J Brand Holdings, Easton-Bell Sports, Simmons Holdings, Harry Winston Inc., Delimex Holdings and Decorative Concepts Inc. At each of these companies, Mr. Genender either chaired or served as a member of either the Compensation Committee or Audit Committee.

Mr. Gurr served as Interim President and Chief Operating Officer of Cost Plus, Inc. from March 2005 until October 2005. Since September 2004, Mr. Gurr has also been serving as Director and President of Make Believe Ideas, Inc., a publisher of children’s books. From January 2002 until July 2003, Mr. Gurr served as the President of Quarto Holdings, Inc., a leading international co-edition publisher. From April 1998 to July 2001, Mr. Gurr served as President and a director of Dorling Kindersley Publishing Inc., a publisher of illustrated books, videos and multi-media products. From September 1991 to February 1998, Mr. Gurr served as President and Chief Executive Officer of Lauriat’s Books, Inc., an operator of various bookstore chains. From November 1995 until June 1997, Mr. Gurr served as President and Chief Executive Officer of Chadwick Miller, Inc., an importer and wholesaler of housewares and gifts. Mr. Gurr is a director of Hastings Entertainment, Inc., a leading multimedia entertainment retailer and Millennium House, a specialist book publisher.

Mr. Gurr brings to our Board of Directors over two decades of experience as both an executive officer and a director of domestic and international companies in the specialty retail sector and the consumer products industry. Mr. Gurr has hands-on operating experience at Cost Plus resulting in in-depth knowledge of our operations and business. In addition, he has extensive knowledge of the publishing industry, importation of goods and retail distribution which is of invaluable assistance to our Board of Directors.

Mr. Pound currently serves as President and a director of Integrity Brands, Inc., a firm that originates and oversees investments in specialty retail and branded consumer products companies. He has held that position since July 1999. Mr. Pound served as a director of The Gymboree Corporation from 2000 to 2010. Mr. Pound also currently serves as a director of Spy, Inc., a producer of branded eyewear under the Spy Optic brand, and as a member of its compensation and governance committees. He served as Executive Chairman of RedEnvelope, Inc., an online and catalog gift retailer, from May 2007 to March 2008 and as its Chief Executive Officer from November 2007 to March 2008. Mr. Pound was a RedEnvelope, Inc. director from August 2005 to March 2008. RedEnvelope filed for bankruptcy protection on April 17, 2008. Mr. Pound serves as a director of Tactical Holdings, LLC; Hunter Dixon, Inc.; and Three Twins Ice Cream, Inc, all private companies. Mr. Pound has a Ph.D. in finance from Yale University, worked on corporate control policies in the mid-1980’s at the Securities and Exchange Commission, taught finance and financial market policy for ten years at Harvard University, and (during that time) served as an advisor to a number of large public companies and investment organizations.

Mr. Pound’s experience as an investor in the specialty retail sector and his finance expertise provides the Company and the Board with an informed perspective on the Company’s business objectives and industry trends, as well as expertise in evaluating opportunities in the sector.

Ms. Robbins is a retired retail executive who worked in various department store and specialty store businesses. From 1997 to 2002, Ms. Robbins was the Director of Product Development for Jack Nadel, Inc., a direct response promotion agency specializing in creative marketing and merchandise solutions. From 1996 to 1997, she was the Executive Vice President and General Merchandise Manager of House of Fabrics, Inc., which operates sewing and craft stores throughout the United States. From 1995 to 1996, she was the Vice President of Merchandising for Sport Chalet Inc., a sporting goods retailer. From 1976 to 1993, Ms. Robbins served in capacities of increasing responsibility at Carter Hawley Hale, culminating in her appointment as Senior Vice President and General Merchandising Manager.

Ms. Robbins brings to our Board of Directors a background spanning over 26 years of extensive retail experience in the department and specialty store business in management and operational roles. She has strong insight into product development, merchandise planning and promotion. Ms. Robbins is also one of our longest serving members on our Board of Directors and therefore she has a deep understanding of the Company’s business and operations.

Mr. Roberts is retired and served as Chairman of our Board from March 2005 until June 2010. Mr. Roberts served as President of F.M. Roberts & Company, Inc., an investment-banking firm he established in 1980, for more than 20 years. Mr. Roberts has over 30 years of investment banking experience, including executive corporate finance positions with Lehman Brothers, Loeb, Rhoades & Co., E.F. Hutton & Co. and Cantor, Fitzgerald & Co., Inc. Mr. Roberts served as 1993 Chairman of the Board of Governors of the National Association of Securities Dealers, which at that time owned and operated The Nasdaq Stock Market. From 1994 to 1996, he was a member of the Nasdaq Board of Directors and its Executive Committee. Mr. Roberts also served as a director and Chairman of the Compensation Committee of Tween Brands, Inc, a specialty retailer of branded apparel and lifestyle products for girls from February, 2003 until December, 2009.

With three decades of investment banking experience advising corporate clients on strategic and financial issues, Mr. Roberts brings valuable strategic expertise to our Board of Directors. Mr. Roberts brings a deep understanding of the Nasdaq Stock Market LLC and National Association of Securities Dealers, having served on their boards and committees. Mr. Roberts has strong leadership and consensus-building capabilities as well as a solid understanding of finance and corporate governance, which has provided the background necessary to serve as Chairman of our Compensation Committee.

Mr. Stevens has served as Chairman of our Board of Directors since June 2011. He also has served as a director of Ulta Salon, Cosmetics & Fragrance, Inc., a beauty retailer, since June 2011 and as the non-executive Chairman of the Board of Charlotte Russe, an apparel and accessory retailer, since November 2011. Mr. Stevens was the Chief Executive Officer and a director of philosophy, Inc., a skin care and beauty company, from 2009 to April 2011. From 2007 to 2008, he served as President and Chief Operating Officer of Tween Brands, Inc., a publicly traded retailer. From 2002 until 2006, Mr. Stevens held various executive positions at Limited Brands, Inc. and its subsidiaries, including Executive Vice President and Chief Financial Officer of Limited Brands, Inc., Chief

Executive Officer of Express and President of Bath & Body Works. Prior to 2002, Mr. Stevens held senior leadership positions at several public and private companies, including in Chord Communications, Bank One Retail Group, Taco Bell Corporation and PepsiCo, Inc. From 1983 to 1991, Mr. Stevens was a partner at McKinsey & Company, Inc. Mr. Stevens previously served as a director and audit committee member of Spartan Stores, Inc. and La Quinta Inns, Inc. and as a director, Audit Committee member and chairman of the Compensation Committee of Virgin Mobile USA, Inc.

Mr. Stevens brings to our Board of Directors over two decades of experience as a financial executive officer and member of the Board of Directors and Audit Committees of four public companies. Additionally, as the Chief Executive Officer of a cosmetics company, Mr. Stevens had firsthand exposure to many of the issues facing retailers, including companies like Cost Plus. His extensive financial and accounting expertise as Chief Financial Officer, deep understanding of accounting principles and financial reporting rules and regulations, including how internal controls are effectively managed within organizations, provide him with the financial acumen and skills necessary to serve as Chairman of our Audit Committee. In addition, through his extensive executive management and board service experience, Mr. Stevens has developed the leadership, business judgment and consensus-building skills necessary to effectively lead our Board of Directors as non-executive Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of our common stock and other equity securities on Form 4 or Form 5. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports furnished to us, or written representations from certain reporting persons, we believe that, during the fiscal year ended January 28, 2012, all filing requirements applicable to Cost Plus’ officers, directors and greater than 10% shareholders were met, with the exception of Willem Mesdag, who filed one late Form 4 reporting one transaction.

Business Conduct Policy

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors. Our Code of Business Conduct and Ethics is intended to ensure that our employees act in accordance with the highest ethical standards based on respect for the dignity of each individual and a commitment to honesty and fairness. In addition, we have in place a Code of Ethics for Principal Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, and among our executives and to ensure that all of our public disclosure is full, fair and accurate. The Code of Business Conduct and the Codes of Ethics for Principal Executive and Senior Financial Officers are available on the Corporate Governance page of the Investor Information section of our website at http://www.worldmarket.com.

Board and Leadership Structure

Our Corporate Governance Guidelines provide that the Board of Directors shall fill the Chairman of the Board and Chief Executive Officer positions. Our Board of Directors may select the Chief Executive Officer as Chairman. We currently separate the positions of Chief Executive Officer and Chairman of the Board. Since June 2011, Mr. Stevens, one of our independent directors, has served as the non-executive Chairman of our Board of Directors. The responsibilities of the Chairman of the Board include: setting the agenda for each board meeting, in consultation with the Chief Executive Officer and presiding at executive sessions.

Separating the positions of Chief Executive Officer and Chairman of the Board allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of our Board of Directors to lead the Board in its fundamental role of providing advice to and independent oversight of management. The Board of Directors believes that having an independent director serve as Chairman of the Board of Directors is the appropriate leadership structure for the Company at this time and demonstrates our commitment to good corporate governance.

In addition, as described in more detail below, our Board of Directors has four standing committees, each Chairperson and each member of which is an independent director. Our Board of Directors delegates substantial responsibility to each Board committee, which reports their activities and actions back to the full Board of Directors. We believe that our independent board committees and their chair are critical to our Board leadership structure.

Audit Committee

The purpose of our Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The Audit Committee assists the Board of Directors in the oversight and monitoring of (i) the integrity of our financial statements, (ii) Cost Plus’ accounting policies and procedures, (iii) our compliance with legal and regulatory requirements, (iv) our independent registered public accounting firm’s qualifications and independence, (v) our disclosure controls and procedures, and (vi) the performance of our internal audit function and our independent registered public accounting firm. In addition, the Audit Committee’s duties and responsibilities include reviewing and pre-approving any audit and non-audit services to be provided by our independent registered public accounting firm, reviewing, approving and monitoring our Code of Ethics for Principal Executive and Senior Financial Officers and establishing procedures for receiving, retaining and treating complaints regarding accounting, internal accounting controls or auditing matters The charter of the Audit Committee can be found in the Investor Information section of our website at http://worldmarketcorp.com/assets/corporate_files/audit_com_charter.pdf.

Our Audit Committee held six meetings in fiscal 2011. The Audit Committee currently consists of directors Stevens, Coulombe, Gurr and Roberts. All members of the Audit Committee qualify as independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”). Mr. Stevens is the Chairman of the Audit Committee and he has been designated an “audit committee financial expert” within the meaning of the rules and regulations of the SEC, and the Board has determined that he has the accounting and related financial management expertise to satisfy the requirement that at least one member of the Audit Committee be financially sophisticated within the meaning of the Nasdaq Rules.

Compensation Committee

The purpose of our Compensation Committee is to discharge the Board’s responsibilities for approving and evaluating officer compensation plans, policies and programs, to review and make recommendations regarding compensation for our employees and directors, and to administer our equity compensation plans. The report of the Compensation Committee for the fiscal year ended January 28, 2012 is included in this Form 10-K/A under the caption “Report of the Compensation Committee.” The Compensation Committee currently consists of directors Einstein, Pound, Robbins and Roberts. The Compensation Committee held four meetings in fiscal 2011. Mr. Roberts is Chairman of the Compensation Committee. Each member of the Compensation Committee is independent within the meaning of the Nasdaq Rules; is an “outside director” under the rules and regulations of the Internal Revenue Service and is a “non-employee director” under the rules and regulations of the SEC. The charter of the Compensation Committee can be found in the Investor Information section of our website at http://worldmarketcorp.com/assets/corporate_files/compensation_com_charter.pdf.

Nominating Committee

The purpose of our Nominating Committee is to assist the Board of Directors in identifying prospective director nominees and recommending director nominees for election to the Board of Directors and its committees. The Nominating Committee currently consists of directors Coulombe, Gurr and Robbins. The Nominating Committee held one meeting in fiscal 2011. All members of the Nominating Committee are independent within the meaning of the Nasdaq Rules. Mr. Gurr serves as the Chairman of the Nominating Committee. The charter of the Nominating Committee can be found in the Investor Information section of our website at http://worldmarketcorp.com/assets/corporate_files/nominating_com_charter.pdf.

Real Estate Committee

The purpose of our Real Estate Committee is to assist the Board of Directors in reviewing, evaluating and approving or disapproving proposals by management for the opening, closing and moving of retail stores. The Real Estate Committee currently consists of directors Coulombe, Genender and Gurr. Our Real Estate Committee held three meetings in fiscal 2011. Mr. Gurr serves as the Chairman of the Real Estate Committee.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our compensation programs as they apply to our executive officers, including those listed in the Summary Compensation Table. The executive compensation program is designed to ensure that the interests of executive officers are closely aligned with those of shareholders.

Executive Compensation Program Objectives and Philosophy

We seek to develop and implement compensation programs that will attract, retain, and reward employees and leaders who are key to our successful growth. Our executive compensation program is designed to reward key leaders for high levels of performance and to maximize shareholder value over time.

The objectives of our executive compensation program are:

•	Aligned with Shareholders: To align compensation with company performance in meeting both short-term and long-term business objectives and with the interests of our shareholders;

•	Retention-Focused: To enable us to attract, retain and reward leaders who are key to our continued successful growth; and

•	Performance-Based: To reward high levels of performance, with pay-at-risk increasing at higher levels of the organization.

Financial Performance in Fiscal 2011 and its Effect on Executive Compensation Paid for Fiscal 2011

Fiscal 2010 was a turnaround year for our company and fiscal 2011 reinforced that improvement with a second consecutive year of sustained profitability. Our fiscal 2011 financial results built upon the growth we experienced in fiscal 2010:

•	Net sales for fiscal 2011 increased 5.2% to $963.8 million from $916.6 million in fiscal 2010.

•	Comparable store sales for fiscal 2011 increased 5.4% on top of a 7.2% increase in fiscal 2010.

•	Net income in fiscal 2011 was $16.5 million, or $0.71 per diluted share, versus net income in fiscal 2010 of $2.9 million, or $0.13 per diluted share.

Fiscal 2010 and fiscal 2011 were pivotal years as they demonstrated consecutive years of profitability for the first time since fiscal 2004 and fiscal 2005. The improved profitability was achieved through strong sales and margin performance combined with continuing focus on expense control throughout the year.

As a result of our financial results for fiscal 2011, our named executive officers’ compensation remained consistent with fiscal 2010 levels. Specifically:

•

The Company set challenging EBITDA target goals for fiscal 2011, which were approved by the Compensation Committee for use as Management Incentive Plan metrics. Because we exceeded our EBITDA targets, our Management Incentive Plan paid at the target funding level set during fiscal 2011.

•

Long term equity compensation values in fiscal 2011, as reported on the Summary Compensation Table, exceeded the values reported for fiscal 2010. Although the number of options granted to each Named Executive Officer remained the same, because our stock price at the time of the fiscal 2011 grants was more than double our stock price at the time of the fiscal 2010 grants, the fair value of the awards from a financial accounting perspective (which is reported in the Summary Compensation

Table) was significantly higher. The value to our executive officers of this type of compensation is directly linked to the performance of our stock price (“over time”), aligning our executive officers’ interests with our shareholders’ interests.

Key Elements of Compensation for Fiscal 2011

The Compensation Committee awarded named executive officers compensation in fiscal 2011 in the form of base salary, annual incentive bonus, and long-term incentives in the form of stock options.

Pay Element	Pay Element Description	Link to Performance	Market Position	Compensation Philosophy Element Satisfied
				Aligned with Shareholders	Retention- Focused	Performance- Based
Base Salary	Fixed salary provided to each named executive officer.	Given the achievement of corporate goals exceeding the first half financial plan, as well as the loss of key employees to higher paying positions, the Compensation Committee increased base salaries for key employees other than the CEO effective October 10, 2010. Based on these increases in the Fall of 2010, there were limited base wage increases in 2011.	Generally peer group median	X	X	X
Annual Incentives	Performance- based award provided for performance during fiscal 2011.	Eligible employees may receive performance-based compensation in the form of cash bonuses based on the Company’s achievement of EBITDA improvement goals. EBITDA improvement reflects the Company’s progress toward achieving sustained profitability year over year. Company must meet threshold EBITDA requirements in order for employees to receive any incentive compensation. In fiscal 2011, Cost Plus met its EBITDA target, resulting in target payouts.	Generally peer group median	X	X	X
Long-Term Incentives	Stock options granted during fiscal 2011.	Equity awards are primarily utilized as a retention vehicle; however, we believe that the use of service-based stock options also encourages consideration for long-term implications of decisions made in the short-term.	Generally peer group median	X	X	X

Governance of Executive Compensation Program

The Role of Shareholder Say-on-Pay Votes

On June 23, 2011, we held a “say-on-pay” advisory vote on the compensation of our named executive officers for the 2010 fiscal year. Our shareholders overwhelmingly approved the compensation of our named executive officers, with approximately 99% of shareholder votes cast in favor of our compensation policies for our named executive officers. Given this result, and following consideration of it, the Compensation Committee decided to retain our overall approach to executive compensation. Moreover, in determining how often to hold a shareholder advisory vote on the compensation of our named executive officers, the Board of Directors took into account our shareholders’ preference (approximately 98% of shareholder votes cast) for an annual vote. Specifically, the Board of Directors determined that we will hold an annual advisory shareholder vote on the compensation of our named executive officers until considering the results of our next “say-on-pay” frequency vote, anticipated to be held at our 2017 annual meeting.

Role of the Compensation Committee

The Compensation Committee of the Board of Directors oversees our executive compensation program. The Compensation Committee currently consists of independent directors Fredric Roberts, Chairman, Clifford Einstein, John Pound, and Kim Robbins. The Compensation Committee is responsible to the Board of Directors for reviewing and approving executive compensation program elements, salary levels, incentive compensation and benefit plans for our Chief Executive Officer and our other executive officers. The Charter of the Compensation Committee is posted on our website at http://worldmarketcorp.com/assets/corporate_files/compensation_com_charter.pdf.

Executive Compensation Process

At the beginning of each fiscal year, the Compensation Committee reviews the compensation of the Chief Executive Officer and our other senior executives. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him. The executive officers are not present during these discussions. The Chairman of the Compensation Committee then makes compensation recommendations to the Compensation Committee regarding the Chief Executive Officer, who is not present at that time.

In making compensation recommendations and decisions for the officers, the Compensation Committee considers a number of factors, including market data provided by its outside consultant; an internal review of each executive’s compensation, both individually and relative to other officers; individual performance and expected future contributions; retention needs; and our performance.

Role of Compensation Consultant

The Compensation Committee engages Mercer (US) Inc. (“Mercer”) as its independent compensation consultant. Mercer provides analyses and recommendations that inform the Compensation Committee’s decisions; evaluates market data and competitive position benchmarking; and provides updates on market trends and the regulatory environment as it relates to executive and Board of Director compensation. The Compensation Committee requests information and recommendations from Mercer as it deems appropriate in order to assist it in structuring and evaluating our executive compensation programs, plans, and practices. The Compensation Committee’s decisions about the executive compensation program, including the specific amounts paid to executive officers, are its own and may reflect factors and considerations other than the information and recommendations provided by Mercer.

In February 2011, Mercer conducted an Executive Compensation Evaluation for Cost Plus as well as a Non-employee Director Compensation Evaluation. Mercer evaluated the competitiveness of our total executive compensation plan, including base salary, target annual cash incentive opportunity, and long term incentives for executives. Mercer also analyzed and made recommendations on how the board members were compensated in relation to peer companies. The Compensation Committee considered the results of this analysis to guide fiscal 2011 compensation decisions.

Other than its services as an independent consultant to the Compensation Committee and Board of Directors, Mercer does not provide services to Cost Plus.

Risk Considerations

The Compensation Committee and management review the risks involved with all of Cost Plus’ compensation programs on an annual basis. In fiscal 2011, the Compensation Committee evaluated the results of the annual risk assessment and determined that the Company’s overall compensation programs do not encourage excessive risk-taking.

The Compensation Committee considered the following risk-mitigating features of Cost Plus’ compensation program in its conclusion:

•	balance between fixed and variable compensation, annual and long-term compensation, and cash and equity compensation;

•	caps on annual cash incentive award opportunity;

•

utilization of objective performance factor focused on enhancing operational efficiency and shareholder value in determination of annual cash incentive awards, coupled with the Compensation Committee’s ability to adjust awards downward at its discretion;

•	ability to adjust or recover elements of executive compensation under certain circumstances, including, but not limited to, when awards are based on incorrect financial statements.

•	use of stock options that vest over a multi-year period, and which expire seven years from the date of grant, encouraging participants to look to long-term appreciation in equity values;

•	use of company-wide metrics to determine the amount of a participant’s bonus under our incentive bonus plan; and

•

systems of internal control over financial reporting, code of business conduct, and whistle-blower program, among other things, reduce the likelihood of manipulation of our financial performance to enhance payments under our incentive bonus plans.

Factors Considered in Determination of Executive Compensation

Benchmark Group

The Compensation Committee periodically reviews its peer group for appropriateness in terms of size and business structure as well as competition for talent. In conjunction with Mercer, we reviewed and maintained our fiscal 2010 peer group for fiscal 2011 as follows:

Peer Group (1)
Pier 1 Imports
Williams-Sonoma Inc.
Bed Bath & Beyond Inc.
Ethan Allen Interiors Inc.
Haverty Furniture
Jo-Ann Stores Inc.
Kirkland’s Inc.
Tuesday Morning Corp.
99 Cent Stores
A.C. Moore Arts & Crafts

(1)	Jo-Ann Stores Inc. and A.C. Moore Arts & Crafts will be removed from the peer group for fiscal 2012, as they are no longer public companies.

The median revenue size of the 2011 peer group continues to be closely aligned with Cost Plus’ revenue size. The peer group companies were chosen because of their general similarity to Cost Plus in business and merchandise focus as well as the fact that they compete with Cost Plus for executive talent.

Executive Compensation Positioning

Our compensation philosophy is to set base salary ranges at approximately the competitive market median and to provide annual cash bonus incentive opportunities and long-term, equity-based incentive opportunities at median levels, with increasing upside potential for exceeding targets. We do not have a set policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. The appropriate levels and mix of compensation are reviewed annually by our Compensation Committee based on information provided by the compensation consultant and on other factors described below. Our objectives are to ensure competitive base compensation to attract and retain executive talent; to reward performance on an annual basis in the form of cash incentives for performance exceeding specific short-term goals; and to provide equity compensation to enhance employee retention and to align shareholder and employee interests to maximize long-term value creation.

Components of Executive Compensation

Base Salary

The Compensation Committee determines base salaries annually for each executive based on the competitive market and the other factors described above. In fiscal 2010, the Compensation Committee approved midyear merit and market adjustment salary increases for select named executive officers on October 10, 2010. In light of these increases in the fall of 2010, no increases were approved in fiscal year 2011. Base salaries were as follows:

Named Executive Officer	Fiscal 2011 Base Salary	Fiscal 2010 Base Salary (Post- October 10, 2010)
Barry Feld	$800,000	$800,000
Jane Baughman	$400,000	$400,000
Jeffrey Turner	$360,000	$360,000

Given that there were no base salary increases for named executive officers in fiscal 2011, the Compensation Committee reviewed whether select merit increases were warranted after the financial results of fiscal 2011 were determined. As a result of this review, and after consideration of the competitive market and other factors described above, on February 28, 2012 the Compensation Committee approved a base salary increase of $20,000 for Jane Baughman (to $420,000) and a base salary increase of $40,000 for Jeffrey Turner (to $400,000).

Management Incentive Plan

Our Management Incentive Plan (cash incentive program) is a key element of our philosophy to pay our executives for actual performance. The Management Incentive Plan rewards executives for the achievement of short-term goals established by the Compensation Committee near the beginning of each fiscal year. Pursuant to the 2011 Management Incentive Plan, eligible employees could receive performance-based compensation in the form of cash bonuses based on the Company’s achievement of its overall earnings goal for the fiscal year ending January 28, 2012. Each eligible employee was assigned an annual incentive payout target percentage, varying by position, at the beginning of the fiscal year. The incentive payout target is 100% of base salary for the Company’s Chief Executive Officer and 60% of base salary for the other named executive officers.

The material terms of the 2011 Management Incentive Plan were as follows:

•

Cash bonuses based solely on the achievement of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) goals (from continuing operations and excluding costs associated with store closures).

•

Each eligible employee was assigned an annual incentive payout target percentage, varying by position: 100% of base salary for the Company’s Chief Executive Officer and 60% of base salary for the other named executive officers.

	MIP Target Payout - % of Annual Base Pay
	MIP %	Threshold Payout	Maximum Payout
Corporate
CEO	100%	50%	150%
Other Named Executive Officers	60%	30%	90%

•	Participants were eligible to receive 0% to 150% of their incentive payout target based on EBITDA performance levels, as set forth below:

2011 MIP Payout Schedule	MIP % of Target
EBITDA (in millions)
<$46	0%
46 – 49	50%
49 – 52	75%
52 – 56.5	100%
56.5 – 61	125%
61 +	150%

•

To receive an incentive bonus award under the 2011 Management Incentive Plan, each eligible employee must have actively worked for the Company for at least six months during the applicable fiscal year and must be actively employed with the Company at the time the bonuses are paid, or be on an approved leave of absence from which he or she returns to actively work for the Company for at least one month. In addition, each eligible employee must be in Good Standing (as defined in the 2011 Management Incentive Plan) throughout the fiscal year.

The Management Incentive Plan was suspended in 2009, given that the Company was in the midst of a turnaround and was not forecasting the level of EBITDA required to justify funding of an incentive plan. The Compensation Committee reinstated the annual incentive plan in fiscal 2010 due to a forecasted increase in EBITDA at a level that allowed for the funding of an incentive plan. Following the Executive Compensation Evaluation conducted by Mercer in fiscal 2011, the Compensation Committee determined that its named executive officers generally fell below the market median for incentive opportunity. As such, the Compensation Committee adjusted annual incentive opportunity for fiscal 2011 by setting the threshold at 50% of target and increasing the maximum payout opportunity to 150% of target, in the event the Company significantly exceeded its target for EBITDA from continuing operations.

The utilization of EBITDA from continuing operations is intended to focus our executive officers on prudently managing operating efficiency while executing on our strategy, which is expected to increase revenue and profits over time, and enhance shareholder value. We also believe that no bonus compensation should be awarded without generating cash flow. In fiscal 2011, Cost Plus achieved its performance level goals for EBITDA (from continuing operations and excluding costs associated with store closures) such that the Management Incentive Plan paid out at the target of 100%. As such, the Compensation Committee determined that each named executive officer would receive the following annual incentive compensation awards:

Named Executive Officers	Fiscal 2011 Actual Incentive Award
Barry Feld	$800,000
Jane Baughman	$240,127
Jeffrey Turner	$216,000

Long-term Incentive Program

Our Compensation Committee believes that long-term, equity-based incentive compensation programs align the interests of management, employees and our shareholders in creating long-term shareholder value. Our 2004 Stock Plan provides for the grant of options to purchase shares of our common stock as well as for grants of full value awards, such as restricted stock, restricted stock units, performance shares and performance units. Prior to fiscal 2006, the only types of awards that had been made under the 2004 Stock Plan were stock options.

The Compensation Committee considers various factors, such as share dilution levels, individual performance, retention concerns, the value of outstanding grants held by executives and the practices of peer group companies in determining the size and type of equity-based awards to Named Executive Officers. In fiscal 2011, each of our Named Executive Officers, with the exception of the Chief Executive Officer, was awarded an option grant to purchase 45,000 shares of our common stock. Our Chief Executive Officer was granted an option to purchase 100,000 shares of our common stock. The Compensation Committee believes that the number of options granted during the year is consistent with historical amounts and continues to provide a retention incentive for Named Executive Officers in order to retain talented employees. As a result, the Compensation Committee determined that it was not necessary or appropriate to increase the number of shares granted during fiscal 2011.

All of these options have a term of seven years and a four year vesting schedule. These award grants were approved at the first Compensation Committee meeting of fiscal 2011.

The Compensation Committee has adopted a formal policy for administering grants of awards under our 2004 Stock Plan and 1996 Director Option Plan. Under this policy, all awards under both Plans must be approved by the Compensation Committee. The policy provides that the exercise price of stock options will be the closing price of the common stock on the date of the meeting or the effective date of an action by the written consent of the Compensation Committee members unless a future grant date is specified. The policy provides that awards may not be made to officers or directors with a grant date occurring during the restricted trading periods observed by Cost Plus pending the release of financial results. Grants that are authorized during these periods must specify a specific future grant date, which will typically be at the end of the second full day of trading following the public release of financial results.

Perquisites and Other Benefits

Our executives receive no perquisites or benefits that are not also available to other eligible employees in the Company.

We have a 401(k) plan with a provision for an employer match. All of our executives and eligible employees may participate in the plan. In fiscal 2009, as another part of our cost reduction strategy, the employer match was suspended. The match continued to be suspended in fiscal 2010 and fiscal 2011. Based on the financial results with two years of sustained net income profitability, the Compensation Committee approved reinstating the 401(k) employer match program starting in June 2012. The Company will match a total of up to 3% of each employee’s deferred income into the 401(k) plan. The Company will match 100% of the first 2% of income deferred and an additional 50% of the next 2% of income deferred.

Employment and Severance Agreements; Change in Control Arrangements

Other than the employment agreement with our Chief Executive Officer, Barry J. Feld, that we entered into when he commenced employment with Cost Plus in October 2005 and that we amended in March and December of 2008, we do not have employment agreements with our executive officers. The terms of Mr. Feld’s agreement are discussed below and under the caption “Employment and Related Agreements; Change in Control Arrangements.”

We have entered into severance agreements with our executive officers and certain other officers. These agreements, as well as Mr. Feld’s employment agreement, provide for payments to the officers in certain circumstances upon their involuntary termination, including termination following a change of control (as these terms are defined in the agreements).

Late in fiscal 2007, our Board of Directors and our Compensation Committee became concerned that Cost Plus faced an increased risk of losing its executives to competitors and requested its compensation consultant to review the existing severance provisions for our executives. Mercer delivered its report to the Compensation Committee in February 2008 and made various recommendations regarding Cost Plus’ severance arrangements designed to align the Company’s severance structure more closely with its peer group. These included recommendations to add benefits continuation provisions to the agreements and to extend the agreements to certain executives deeper in the organization. Mercer also recommended certain amendments to Mr. Feld’s employment agreement, including an increase in his base salary, which had not been adjusted since he joined Cost Plus, an increase in his target cash incentive to 100% of base salary, an increased stock option grant and enhancements to his severance pay, continuation of benefits following an involuntary termination of employment for the COBRA period (up to 18 months), long-term disability providing for a benefit of at least 50% of his base salary and an extension of his contract term. Following further consideration of these recommendations by the Compensation Committee and consultation with the Board of Directors, Cost Plus entered into an amended employment agreement with Mr. Feld in March 2008. The existing employment severance agreements with the Named Executive Officers and certain other key members of management were amended in May 2008, and Cost Plus entered into severance agreements with certain other executives who had not previously had such agreements. In June 2011, the Compensation Committee extended the termination date of the severance agreements and Change in Control agreements for its Named Executive Officers and other key members of management by an additional year from June 15, 2012 through June 15, 2013. The extension was provided in order to further extend the retention impact of the agreements.

Additional information regarding Mr. Feld’s employment agreement and the severance agreements with other executives is presented below under the caption “Employment and Related Agreements; Change in Control Arrangements.”

Our 2004 Stock Plan provides that in the event of a change of control of Cost Plus, as that term is defined in the 2004 Stock Plan, outstanding stock awards granted under the 2004 Stock Plan shall become fully vested. We may also elect to take certain other actions in the event of a change of control, including accelerating, terminating and canceling outstanding awards in exchange for a per share payment for each share subject to the outstanding awards equal to the number (or amount) and kind of stock, securities, cash, property or other consideration that each holder of a share was entitled to receive in connection with the change of control, reduced in some cases by the per share strike price. We may also elect to have deferred stock units assumed by the acquirer for distribution according to their existing distribution schedule.

Our Board and the Compensation Committee believe the interests of shareholders will be best served if the interests of our senior management are aligned with them, and providing change-in-control severance benefits should eliminate, or at least reduce, any reluctance or bias on the part of senior management to pursue potential change-in-control transactions that may be in the best interests of shareholders, while simultaneously preserving their neutrality in the negotiation and execution of a transaction favorable to shareholders. In addition, the security of competitive change-in-control severance arrangements serves to eliminate distraction caused by uncertainty about personal financial circumstances during a period in which Cost Plus requires focused and thoughtful leadership to ensure a successful outcome.

Tax and Accounting Considerations

In designing our compensation programs, we generally take into consideration the accounting and tax effect that each element will or may have on us and the executive officers and other employees as a group. We aim to keep the expense related to our compensation programs as a whole within reasonable affordability levels.

Section 162(m) of the Internal Revenue Code limits the federal income tax deductibility of compensation paid to our Chief Executive Officer and to each of our two other most highly compensated executive officers. Under Section 162(m), Cost Plus may deduct such compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as qualification of the compensation as “performance-based compensation” under Section 162(m)).

The cash compensation (base salary and cash incentive) paid to each our Chief Financial Officer and Executive Vice President, Operations and Chief Information Officer in fiscal 2011 was fully deductible for federal income tax purposes because it was less than $1 million per officer. However, a portion of our Chief Executive Officer’s cash compensation for the 2011 fiscal year will not be fully deductible because of the 162(m) limitation. As we disclosed in last year’s proxy statement, although our Management Incentive Plan pays our officers cash incentive payments based on performance it is not considered “performance-based” under Section 162(m). As a result, the Company’s performance last year led to the payment of $800,000 to our Chief Executive Officer that will be partially non-deductible, when combined with his base salary, for federal income tax purposes in 2011. We believe that it was appropriate to pay these amounts because they were paid based on the performance of the Company and the achievement of objectives under the Management Incentive Plan. The Compensation Committee considered the partial non-deductibility of the Chief Executive Officer’s payout and determined that its design was appropriate.

We believe that each stock option granted to our Chief Executive Officer and each of our two other most highly compensated executive officers in fiscal 2011 should qualify as performance-based compensation under Section 162(m) and therefore should be fully deductible by us if they are exercised.

In designing our compensation programs, we take into consideration the impact of Section 409A of the Internal Revenue Code. Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Consequently, we terminated our nonqualified deferred compensation plan effective March 1, 2006 due to the complexities and restrictions of Section 409A. In addition, we structured our employment severance agreements and our equity awards in a manner intended either to avoid the application of Section 409A or to comply with its requirements.

Also of consideration is Section 280G and related Internal Revenue Code sections, which provide that executive officers, directors who hold significant shareholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with our change in control that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Although our employment agreement with our Chief Executive Officer provides a gross-up for tax amounts he might pay pursuant to Section 280G, we have not provided any other executive officer or director with a gross-up or other reimbursement amount for Section 280G-related taxes.

Compensation Tables

The following table presents information concerning the total compensation of Cost Plus’ Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations (the “Named Executive Officers”) for services rendered to Cost Plus in all capacities for the fiscal year ended January 28, 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Barry J. Feld President and Chief Executive Officer	2011	800,000	713,000	800,000	5,030	2,318,030
	2010	800,000	338,000	800,000	5,030	1,943,030
	2009	800,000	57,000	—	5,645	862,645

Jane L. Baughman Executive Vice President, Chief Financial Officer and Corporate Secretary	2011	400,212	320,850	240,127	961	962,150
	2010	349,476	152,100	208,846	835	711,257
	2009	325,000	19,950	—	1,780	346,730

Jeffrey A. Turner Executive Vice President, Operations and Chief Information Officer	2011	360,000	320,850	216,000	864	897,714
	2010	335,235	152,100	200,308	801	688,444
	2009	300,000	19,950	—	720	320,670

(1)	Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts represent the aggregate grant date fair value related to option awards granted in the year indicated, pursuant to Statement of Financial Accounting Standards Codification Topic 718. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 28, 2012. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.
(2)	Amounts represent compensation earned during fiscal 2011 and fiscal 2010 under the Company’s 2011 Management Incentive Plan and 2010 Management Incentive Plan, respectively.
(3)	Consists of matching contributions made by Cost Plus under its tax-qualified 401(k) Plan and life insurance premiums paid by Cost Plus. Effective March 1, 2009, the Company suspended the employer matching.

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the fiscal year ended January 28, 2012.

Grants of Plan-Based Awards

For Fiscal Year 2011

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options(#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards($)(4)
			Threshold ($)	Target ($)	Maximum ($)
Barry J. Feld	—	—	400,000	800,000	1,200,000	—	—	—
	3/21/2011	2/23/2011	—	—	—	100,000	10.55	713,000
Jane L. Baughman	—	—	120,064	240,127	360,191	—	—	—
	3/21/2011	2/23/2011	—	—	—	45,000	10.55	320,850
Jeffrey A. Turner	—	—	108,000	216,000	324,000	—	—	—
	3/21/2011	2/23/2011	—	—	—	45,000	10.55	320,850

(1)	These columns show the range of potential payouts under the Cost Plus Fiscal 2011 Management Incentive Plan as described under the heading “Management Incentive Plan” in the Compensation Discussion and Analysis and Executive Compensation. The performance target was met in fiscal 2011, and bonus payments at 100% of target were made under the plan during fiscal 2012. The actual amounts awarded under our Management Incentive Plan for fiscal 2011 performance are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.
(2)	Reflects options to purchase common stock granted pursuant to the 2004 Stock Plan, which have terms of seven years and vest in four equal annual installments on the anniversary date of the grant. For more information regarding these options, see the section entitled “Employment and Related Agreements; Change in Control Arrangements” below.
(3)	The exercise price for the stock option was the closing price of our common stock on the grant date, as reported on the Nasdaq Stock Market.
(4)	The grant date fair value of options is based on the fair value calculated pursuant to Statement of Financial Accounting Codification Topic 718. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 28, 2012.

The following table presents certain information concerning equity awards held by the Named Executive Officers at the end of the fiscal year ended January 28, 2012.

Outstanding Equity Awards

at Fiscal 2011 Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Barry J. Feld	4,500 6,000 12,000 12,000 200,000 50,000 187,500 100,000 — —	(2) (2) (2) (2)	— — — — — — 62,500 — 100,000 100,000	(3) (4) (5)	— — — — — — — — — —	21.80 22.96 38.50 26.88 15.34 9.38 3.61 0.89 4.86 10.55	7/22/2012 2/26/2013 2/26/2014 4/01/2012 10/25/2012 5/07/2014 3/24/2015 3/23/2016 6/11/2017 3/21/2018

Jane L. Baughman	4,000 2,229 3,771 2,500 7,500 10,000 10,000 10,000 30,000 26,250 35,000 — —		— — — — — — — — — 8,750 — 45,000 45,000	(3) (4) (5)	— — — — — — — — — — — — —	24.31 22.96 22.96 38.50 38.50 26.88 19.17 9.38 4.10 3.61 0.89 4.86 10.55	2/27/2012 2/26/2013 2/26/2013 2/26/2014 2/26/2014 4/01/2012 2/14/2013 5/07/2014 9/05/2014 3/24/2015 3/23/2016 6/11/2017 3/21/2018

Jeffrey A. Turner	20,000 26,250 35,000 — —		— 8,750 — 45,000 45,000	(3) (4) (5)	— — — — —	4.34 3.61 0.89 4.86 10.55	9/17/2014 3/24/2015 3/23/2016 6/11/2017 3/21/2018

(1)	All options were granted pursuant to our 2004 Stock Plan or the predecessor plan, except as otherwise noted, with an exercise price equal to the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options granted pursuant to the 2004 Stock Plan and predecessor plan have terms of seven years and ten years, respectively.
(2)	Granted to Mr. Feld under the 1996 Director Option Plan.
(3)	Granted on March 24, 2008 and vest annually at a rate of 25% per year.
(4)	Granted on June 11, 2010 and fully vest on June 11, 2012.
(5)	Granted on March 21, 2011 and vest annually at a rate of 25% per year.

Option Exercises and Stock Vested During Fiscal 2011

No options were exercised by our Named Executive Officers, and no stock held by our Named Executive Officers was subject to vesting, during the fiscal year ended January 28, 2012.

Fiscal 2011 Potential Payments Upon Termination or Change In Control

The following table shows the amounts each of the Named Executive Officers would receive upon termination or change in control under the employment severance agreements currently in place, assuming that these agreements were in place on January 28, 2012 the last business day of our most recently completed fiscal year, and that the termination had taken place on that date.

		Involuntary Termination (1)
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Voluntary Termination ($)	Death ($)	Disability ($)
Barry J. Feld	Continuation of Salary (2) Bonus payout (3) Continuation of Medical/Welfare Benefits Acceleration of stock options (5)	3,200,000 800,000 33,769 1,782,375	4,800,000 800,000 33,769 1,782,375	— — — —	— — — —	— — — —

	Total	5,816,144	7,416,144

Jane L. Baughman	Continuation of Salary (4) Bonus payout (3) Continuation of Medical/Welfare Benefits Acceleration of stock options (5)	400,000 240,127 15,856 —	960,000 240,127 23,785 610,063	— — — —	— — — —	— — — —

	Total	655,983	1,833,975

Jeffrey A. Turner	Continuation of Salary (4) Bonus payout (3) Continuation of Medical/Welfare Benefits Acceleration of stock options (5)	360,000 216,000 22,513 —	864,000 216,000 33,769 610,063	— — — —	— — — —	— — — —

	Total	598,513	1,723,832

(1)	The definitions of “involuntary termination” found in Mr. Feld’s employment agreement, as amended, and the employment severance agreements are set forth below under the caption “Employment and Related Agreements; Change in Control Arrangements.”
(2)	The provisions of Mr. Feld’s employment agreement, as amended, relating to compensation in the cases of involuntary termination both prior to a change of control or more than 18 months following a change of control agreements are set forth below under the caption “Employment and Related Agreements; Change in Control Arrangements.”
(3)	Mr. Feld’s employment agreement, as amended, provides, in the case of involuntary termination, for the payment of 100% of Mr. Feld’s target bonus for the year of termination, pro-rated by the portion of the year prior to the termination. The severance agreements of each of our Named Executive Officers, excluding our Chief Executive Officer, provides for payment of a pro rata portion of such executive officer’s fiscal year target bonus, if any would have been earned, under Cost Plus’ then effective management incentive plan.
(4)	The provisions of the employment severance agreements relating to compensation in the cases of involuntary termination both prior to a change of control or more than 12 months following a change of control agreement are set forth below under the caption “Employment and Related Agreements; Change in Control Arrangements.”
(5)	Based on the aggregate market value of unvested option grants and assuming the triggering event took place on the last business day of fiscal 2011 (January 28, 2012), and the price per share of Cost Plus’ common stock is the closing price on the NASDAQ Global Select Market as of that date ($13.52). Aggregate market value for options is computed by multiplying (i) the difference between $13.52 and the exercise price of the option, by the number of shares underlying unvested options at January 28, 2012. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Employment and Related Agreements; Change in Control Arrangements

Feld Employment Agreement

We entered into an employment agreement with our Chief Executive Officer, Barry J. Feld, when he joined the Company in that capacity on October 24, 2005. This agreement was amended on March 12, 2008 and again on December 15, 2008. The amended agreement extends Mr. Feld’s employment term by three years to October 24, 2012. Effective February 1, 2008, Mr. Feld’s base salary was increased to $800,000 per year, which will be reviewed on an annual basis and may be increased by the Board. Commencing with the 2008 fiscal year, Mr. Feld is eligible for an annual performance bonus target of 100% of his base salary upon achievement of financial and other goals under the Cost Plus Management Incentive Plan or any successor plan, as determined by the Board or Compensation Committee of the Board. Additionally, Mr. Feld is eligible for an annual bonus above the target percentage upon exceptional achievement in exceeding the financial goals established by the Board or Compensation Committee. The Board or Compensation Committee may increase the target bonus in any subsequent year in their sole discretion. Payments made under the employment agreement are eligible for a tax gross-up in the event such payments constitute “parachute payments” within the meaning of Section 280G of the Code.

In the event Mr. Feld’s employment is terminated involuntarily (other than for cause) by Cost Plus prior to a change of control, or more than 18 months following a change of control, Mr. Feld is entitled to receive additional severance compensation, acceleration of his stock options, and certain continued benefits, provided he executes and does not revoke a release of claims within forty-five days of his termination. The severance compensation is made up of two parts: (1) an amount equal to two times the sum of Mr. Feld’s current base compensation and target bonus in the year of termination, less applicable tax withholdings, which will be payable ratably over two years following Mr. Feld’s termination in accordance with Cost Plus’ standard payroll practice, and (2) a lump sum amount equal to 100% of Mr. Feld’s target bonus for the year of termination (pro rated to the date of termination). In addition, any unvested stock options held by Mr. Feld will be accelerated and vested in full; any restricted stock units with service-based vesting will vest 100%; and any outstanding performance share awards will accelerate their vesting based upon the achievement of the target performance level (pro rated to the date of termination). He will also be entitled to reimbursement of premiums paid to continue participation in the Company’s health, dental and vision insurance plans for a period of up to 18 months.

In the event Mr. Feld’s employment is terminated involuntarily (other than for cause) by the Company on or within the 18-month period after a change of control, Mr. Feld is entitled to receive additional severance compensation, acceleration of his options, and certain continued benefits, provided he executes and does not revoke a release of claims within forty-five days of his termination. The severance compensation is made up of two parts: (1) a lump sum amount equal to three times the sum of Mr. Feld’s current base compensation and target bonus in the year of termination, less applicable tax withholdings, which will be payable within 30 days after the effectiveness of Mr. Feld’s release of claims, and (2) a lump sum amount equal to 100% of Mr. Feld’s target bonus for the year of termination (pro rated to the date of termination). In addition, any unvested stock options held by Mr. Feld will be accelerated and vested in full and any outstanding performance share awards will accelerate their vesting based upon the achievement of the target level (pro rated to the date of termination). He will also be entitled to reimbursement of premiums paid to continue participation in the Company’s health, dental and vision insurance plans for a period of up to 18 months. Under the terms of the Company’s 2004 Stock Plan, any outstanding restricted stock units will vest 100% upon a change of control.

Mr. Feld’s employment agreement defines “involuntary termination” as (i) our termination of Mr. Feld’s employment other than for cause; (ii) a material reduction in Mr. Feld’s base salary that is not part of a general reduction of officer salaries; (iii) a material reduction in the executive’s duties, responsibilities or authority; (iv) our material breach of any material provision of the agreement which is uncured for 30 days following notice. “Cause” is defined in this agreement as (i) Mr. Feld engages in willful and material misconduct, including willful and material failure to perform his duties as an officer or employee of Cost Plus or a material breach of the employment agreement and fails to cure such default within 30 days after receipt of written notice of default from Cost Plus; (ii) the commission of an act of fraud or embezzlement resulting in loss, damage or injury to Cost Plus, whether directly or indirectly; (iii) Mr. Feld’s use of narcotics, liquor or illicit drugs has had a detrimental effect on the performance of his employment responsibilities, as determined by Cost Plus’ Board of Directors; (iv) Mr. Feld’s violation of his obligations of non-solicitation or confidentiality contained in the employment agreement; (v) the conviction of, or plea of nolo contendere by, Mr. Feld on a felony or misdemeanor charge that is either in connection with the performance of Mr. Feld’s obligations to Cost Plus or that shall adversely affect his ability to perform such obligations; (vi) gross negligence, dishonesty, breach of fiduciary duty or material breach of the terms of the Agreement or any other agreement in favor of Cost Plus; or (vii) the commission of an act constituting unfair competition with Cost Plus or inducing any vendor or supplier of Cost Plus to break a contract with Cost Plus.

Mr. Feld’s employment agreement defines “change of control” as: (i) the acquisition by any person of securities representing 50% or more of the voting power of our outstanding securities; (ii) a change in the composition of the Board of Directors within a two-year period resulting in a minority of incumbent directors; (iii) a merger or consolidation in which our shareholders immediately prior to the transaction hold less than 50% of the voting power of the surviving entity immediately after the transaction or approval by shareholders of a plan of our complete liquidation or of an agreement for our sale or disposition of all or substantially all of our assets; or (iv) the sale or disposition of all or substantially all of our assets.

In the event that Mr. Feld voluntarily terminates his employment with the Company during the employment term or the Company terminates it for cause, he will receive no additional benefits other than any accrued benefits.

In the event that the severance payments and other benefits provided for in the agreement or otherwise payable to Mr. Feld constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 and will be subject to the excise tax imposed by Section 4999 of the Code, Mr. Feld will be paid the amount of the excise tax as well as an additional amount sufficient to pay his federal and state income taxes arising from all such payments.

Employment Severance Agreements

We have also entered into employment severance agreements with various executives, including our currently employed Named Executive Officers. These employment severance agreements were amended and restated effective as of August 3, 2011. Mr. Feld did not enter into a separate employment severance agreement, and the severance provisions of his employment agreement are discussed above. Our Board and the Compensation Committee believe these agreements are necessary for us to attract and retain qualified executives.

These agreements provide for payments to our current Named Executive Officers in the event an officer’s employment is terminated involuntarily (other than for cause) by the Company prior to a change of control, or more than 12 months following a change of control. In such a case, the officer is entitled to receive additional severance compensation and certain continued benefits. The severance compensation is made up of two parts: (1) salary continuation, in accordance with the Company’s standard payroll practice, at the officer’s current base compensation level for 12 months after the officer’s termination date, and (2) a lump sum amount equal to the officer’s target bonus for the year of termination (pro rated to the date of termination) to the extent that the relevant performance targets are achieved by the Company, and to be paid at the time bonuses for the completed fiscal year are paid to other executives (or earlier, as required for purposes of Section 409A of the Code). In addition, the officer will be entitled to reimbursement of premiums paid to continue participation in the Company’s health, dental and vision insurance plans for up to the same period of time for which he or she receives salary continuation payments.

The employment severance agreements also provide for payments to our current Named Executive Officers in the event an officer’s employment is terminated involuntarily (other than for cause) by the Company on or within the 12-month period after a change of control. In such a case, the officer is entitled to receive additional severance compensation and certain continued benefits. The severance compensation is made up of two parts: (1) a lump sum amount equal to 150% of the sum of the officer’s current base compensation plus target bonus in the year of termination, less applicable tax withholdings, which will be payable within 30 days after termination of employment, and (2) a lump sum amount equal to the officer’s target bonus for the year of termination (pro rated to the date of termination) to the extent that the relevant performance targets are achieved by the Company, and to be paid at the time bonuses for the completed fiscal year are paid to other executives (or earlier, as required for purposes of Section 409A of the Code). In addition, the officer will be entitled to reimbursement of premiums paid to continue participation in the Company’s health, dental and vision insurance plans for up to 18 months.

Upon a change of control that occurs while one of our current Named Executive Officers remains an employee of the Company, the officer will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights. All restrictions on restricted stock and restricted stock units will lapse at that time as well. With respect to all awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all other terms and conditions met. Such vesting will be pro-rated to reflect the amount of time the executive was employed during the applicable performance period.

In the event that one of our current Named Executive Officers voluntarily terminates his or her employment with the Company during the employment term or the Company terminates it for cause, he or she will receive no additional benefits other than any accrued benefits.

The employment severance agreements will terminate on June 15, 2013 or one year after a change in control that occurs before June 15, 2013, whichever is later. If any executive becomes entitled to involuntary termination benefits, his or her agreement will not terminate until all of the obligations in the agreement have been satisfied.

The employment severance agreements define an “involuntary termination” as (i) our termination of the executive’s employment other than for cause; (ii) a material reduction in the executive’s base salary relative to salaries of comparable Company executives; (iii) our material breach of any material provision of the agreement which is uncured for 30 days following notice; (iv) a material reduction in the executive’s duties, responsibilities or authority; or (v) a material change in work location. “Cause” is defined in these agreements as (i) the executive’s continued intentional and demonstrable failure to perform his or her duties after the executive has received a written demand of performance and has failed to cure such non-performance within thirty (30) days after receiving such notice; (ii) the executive’s conviction of, or plea of nolo contendere to, a felony that the Board reasonably believes has had or will have a material detrimental effect on the reputation or business of Cost Plus; or (iii) the executive’s commission of an act of fraud, embezzlement, misappropriation, willful misconduct, or breach of fiduciary duty against, and causing material harm to Cost Plus.

The employment severance agreements define “change of control” as: (i) the acquisition by any person of securities representing 50% or more of the voting power of our outstanding securities; (ii) a change in the composition of the Board of Directors within a one-year period resulting in a minority of incumbent directors; (iii) a merger or consolidation in which our shareholders immediately prior to the transaction hold less than 50% of the voting power of the surviving entity immediately after the transaction or approval by shareholders of a plan of our complete liquidation or of an agreement for our sale or disposition of all or substantially all of our assets; or (iv) the sale or disposition of 50% or more of the fair market value of all of our assets.

Our 2004 Stock Plan provides that in the event of a change of control of Cost Plus, as that term is defined in the 2004 Stock Plan, outstanding equity awards granted under the 2004 Stock Plan shall become fully vested. We may also elect to take certain other actions in the event of a change of control, including, depending on the type of award, deeming options and stock appreciation rights to be exercised or terminating outstanding awards in exchange for a per share payment for each share subject to the outstanding awards equal to the number (or amount) and kind of stock, securities, cash, property or other consideration that each holder of a share was entitled to receive in connection with the change of control, reduced in some cases by the per share strike price. We may also elect to have deferred stock units assumed by the acquirer for distribution according to their existing distribution schedule. In the event of a change of control that is consummated pursuant to a merger, consolidation or reorganization, we may also assume options and stock appreciation rights, and upon exercise, participants will receive the same number (or amount) and kind of stock, securities, cash, property or other consideration that each holder of a share was entitled to receive in the transaction.

Director Compensation

In 2011, our Board, in consultation with Mercer, an independent third-party compensation consulting firm, and in light of a market review of Board of Director pay practices, adopted changes to its director compensation practices.

Cash Compensation of Non-Employee Directors in Fiscal 2011

As a result of the market review, during fiscal 2011, each of our non-employee directors received an annual retainer of $60,000 for service on the Board. In addition, the non-executive Chairman of the Board received an additional annual retainer of $45,000. The Chairman of the Audit Committee received an additional annual retainer of $15,000. The Chairman of the Compensation Committee received an additional annual retainer of $10,000. The Chairman of the Nominating Committee and the Chairman of the Real Estate Committee each received an additional annual retainer of $5,000.

Equity Compensation of Non-Employee Directors in Fiscal 2011

As a result of the market review, our Board determined that it would be more appropriate to amend our 1996 Director Stock Option Plan (the “1996 Director Option Plan”) to allow our non-employee directors to receive all types of awards under the plan, including full value awards, such as restricted stock, performance shares, performance units and deferred stock units. As a result of such changes that were approved by shareholders during fiscal 2011, our 1996 Director Option Plan provides for our Board of Directors, in its discretion, to receive all types of awards under the plan, including full value awards, such as restricted stock, performance shares, performance units and deferred stock units. The Company’s deferred stock units are issued and measured at fair value on the date of grant and fully vest on the one year anniversary from the date of grant.

On August 3, 2011, directors Coulombe, Einstein, Gurr, Roberts, Robbins, and Stevens were each granted 6,218 deferred stock units. However, directors Genender and Pound were each granted 8,333 deferred stock units based on fiscal 2011 being their initial election year to the Board. There was an aggregate of 53,974 deferred stock units granted to the Company’s non-employee directors during fiscal 2011.

Aggregate Compensation of Non-Employee Directors in Fiscal 2011

The following table sets forth information concerning compensation paid or accrued for services rendered to Cost Plus in all capacities by the non-employee members of our Board of Directors for the fiscal year ended January 28, 2012. None of the non-employee members of our Board of directors were compensated by Cost Plus other than for their service as a director.

Director Compensation Summary

For Fiscal Year 2011

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Joseph H. Coulombe	82,500	50,000	132,500
Clifford J. Einstein	60,000	50,000	110,000
Mark R. Genender	45,000	67,000	112,000
Danny W. Gurr	70,000	50,000	120,000
Willem Mesdag	13,375	—	13,375
John C. Pound	45,000	67,000	112,000
Kim D. Robbins	65,000	50,000	115,000
Fredric M. Roberts	65,000	50,000	115,000
Kenneth T. Stevens	97,500	50,000	147,500

(1)	Mr. Mesdag’s term on our Board of Directors expired at the 2011 Annual Meeting.
(2)	Amounts do not reflect compensation actually received by the director. Instead the amounts included under the “Stock Awards” column represent the grant date fair value of deferred stock units of the Company’s common stock granted under the Company’s 1996 Director Option Plan, computed in accordance with Financial Accounting Standards Codification Topic, 718. See “Equity Compensation of Non-Employee Directors in Fiscal 2011,” above for a full description of these awards. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 28, 2012.
(3)	The aggregate number of shares subject to stock options and stock awards outstanding at January 28, 2012 for each non-employee director was as follows:

Name (1)	Aggregate Number of Option Awards Outstanding as of January 28, 2012	Aggregate Number of Stock Awards Outstanding as of January 28, 2012
Joseph H. Coulombe	83,000	6,218
Clifford J. Einstein	41,500	6,218
Mark R. Genender	—	8,333
Danny W. Gurr	81,500	6,218
Willem Mesdag	—	—
John C. Pound	—	8,333
Kim D. Robbins	78,500	6,218
Fredric M. Roberts	136,500	6,218
Kenneth T. Stevens	29,500	6,218

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, no member of the Compensation Committee was an officer or employee or former officer or employee of Cost Plus or any of its subsidiaries. No member of the Compensation Committee or executive officer of Cost Plus served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee. Finally, no member of the Compensation Committee had any other relationship requiring disclosure in this section.

REPORT OF THE COMPENSATION COMMITTEE

The information in the following report shall not be deemed to be “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Cost Plus specifically incorporates it by reference into such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis and Executive Compensation for the fiscal year ended January 28, 2012 with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board and the Board has approved, that the Compensation Discussion and Analysis and Executive Compensation be included in the Form 10-K/A for the fiscal year ended January 28, 2012 for filing with the SEC.

Respectfully submitted by:

THE COMPENSATION COMMITTEE

Fredric M. Roberts, Chairman

Clifford J. Einstein

John C. Pound

Kim D. Robbins

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 27, 2012 by:

•	each shareholder known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	Each of our directors and director nominees;

•	Each of the executive officers listed in the “Summary Compensation Table”; and

•	all of our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, the shareholders named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to applicable common property laws. In computing the number of shares of common stock beneficially owned, shares subject to options or warrants held by a shareholder that are exercisable within sixty days of April 27, 2012 are deemed outstanding for the purpose of determining the percentage ownership of that shareholder. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other shareholder. As of April 27, 2012, we had 22,513,752 shares of common stock outstanding. Unless otherwise indicated, the address for each person is our principal office address at 200 4th Street, Oakland, California 94607.

Beneficial Ownership

at April 27, 2012†

Name and Address	Shares Beneficially Owned	Shares Underlying Options	Total Shares Beneficially Owned	Percent of Shares Beneficially Owned (1)
5% or Greater Shareholders:
Red Mountain Capital Partners LLC (2) 10100 Santa Monica Boulevard, Suite 925 Los Angeles, CA 90067	3,199,111	—	3,199,111	14.2%
Stephens Investments Holdings LLC (3) 111 Center Street Little Rock, AR 72201	2,668,417	—	2,668,417	11.9
Royce & Associates, LLC (4) 745 Fifth Avenue New York, NY 10151	1,930,484	—	1,930,484	8.6
Directors and Officers
Barry J. Feld	66,700	747,500	814,200	3.5
Fredric M. Roberts	250,000	124,500	374,500	1.7
Clifford J. Einstein	29,500	41,500	71,000	*
Kenneth Stevens	25,000	25,500	50,500	*
Danny W. Gurr	17,480	69,500	86,980	*
Jane L. Baughman	11,765	192,250	204,015	*
Joseph H. Coulombe(5)	11,500	71,000	82,500	*
Jeffrey Turner	10,000	146,250	156,250	*
Kim D. Robbins	4,000	66,500	70,500	*
Mark R. Genender	—	—	—	*
John C. Pound(6)	15,000	—	15,000	*
All current executive officers and directors as a group (11 persons)	440,945	1,484,500	1,925,445	8.0%

*	Less than 1%
†	On May 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bed Bath & Beyond Inc., a New York corporation (“Parent”), and Blue Coral Acquisition Corp., a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). If the transactions contemplated by the Merger Agreement are consummated, a change in control of the Company will occur.

Concurrently with the execution of the Merger Agreement, affiliates of Red Mountain Capital Partners LLC and Stephens Investments Holdings LLC entered into Support and Tender Agreements with Parent and Merger Sub pursuant to which such shareholders agreed to support the transactions contemplated by the Merger Agreement, upon the terms and subject to the conditions of such agreements. The shares subject to the Support and Tender Agreements comprise approximately 26% of the outstanding Company Common Stock. The Support and Tender Agreements will terminate upon certain circumstances, including upon termination of the Merger Agreement.

(1)	Percentage ownership is based on 22,513,752 shares outstanding as of April 27, 2012 plus any shares issuable pursuant to the options held by the person or group in question that may be exercised within 60 days after April 27, 2012. These shares are not deemed exercisable for purposes of computing the beneficial ownership of any other person or group.
(2)	Reflects ownership as reported on Schedule 13D/A filed June 7, 2011 with the SEC by Red Mountain Capital Partners LLC (“RMCP LLC”), Red Mountain Capital Management, Inc. “(RMCM”), Red Mountain Capital Partners II, L.P. (“RMCP II”), Red Mountain Capital Partners III, L.P. (“RMCP III”), RMCP GP LLC (“RMCP GP”), and Willem Mesdag. According to such Schedule 13D/A, Red Mountain Capital Partners LLC is the parent holding company of a group of investment companies or other managed accounts, including Red Mountain Capital Partners II, L.P. (which has sole voting power and sole dispositive power with respect to 1,542,150 shares) and Red Mountain Capital Partners III, L.P., (which has sole voting power and sole dispositive power with respect to 1,656,961 shares). RMCP GP is the general partner of each of RMCP II and RMCP III and thus may be deemed to control each of RMCP II and RMCP III. RMCP LLC is the managing member of RMCP GP and thus may be deemed to control RMCP GP and each entity directly or indirectly controlled by RMCP GP. RMCM is the managing member of RMCP LLC and thus may be deemed to control RMCP LLC and each entity directly or indirectly controlled by RMCP LLC. Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of RMCM and thus may be deemed to control RMCM and each entity directly or indirectly controlled by RMCM. Because each of RMCP GP, RMCP LLC, RMCM and Mr. Mesdag may be deemed to control RMCP II and RMCP III, each of RMCP GP, RMCP LLC, RMCM and Mr. Mesdag may be deemed to beneficially own and to have the power to vote or direct the vote, or dispose or direct the disposition of all of these shares. Each of RMCM and Mr. Mesdag disclaims beneficial ownership of these shares.
(3)	Reflects ownership as reported on Form 4 filed on April 3, 2012 with the SEC by Stephens Investments Holdings LLC.
(4)	Reflects ownership as reported on Schedule 13G filed January 10, 2012 with the SEC by Royce & Associates, LLC. According to such Schedule 13G, such entity has sole voting and dispositive power with respect to all 1,930,484 shares.
(5)	Includes 5,020 shares held by Mr. Coulombe through his IRA and 6,840 shares held of record by the Coulombe Family Trust of July 26, 1980, of which Mr. and Mrs. Coulombe are co-trustees.

(6)	Represents 15,000 shares held by the Estate of Robert V. Pound, of which Mr. John C. Pound is the sole executor and a beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We believe that there have not been, nor are there currently proposed, any transaction or series of similar transactions in which we were or are to be a participant in which the amount involved exceeds the SEC disclosure threshold of $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest.

Policies and Procedures Regarding Related Person Transactions

While we do not have a written statement of policies and procedures with respect to related- person transactions, our Audit Committee’s Charter requires that the Audit Committee, all of whose members are independent directors, review and approve in advance any proposed related person transactions. Current SEC rules define a related person transaction to include any transaction or proposed transaction in which Cost Plus was or is a participant, and in which any of the following persons had or will have a direct or indirect material interest:

•	an executive officer, director or director nominee of Cost Plus;

•	any person who is known to be the beneficial owner of more than 5% of Cost Plus’ common stock;

•

any person who is an immediate family member (as defined in applicable SEC rules) of an executive officer, director or director nominee or beneficial owner of more than 5% of Cost Plus’ common stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

Director Independence

Consistent with the Nasdaq listing standards and SEC rules regarding director independence, our Board of Directors has reviewed the independence of our directors and considered whether any director had any relationship with Cost Plus, Inc. or management that would compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities.

As a result of this review, our Board of Directors has affirmatively determined that all of our directors with the exception of Mr. Feld are independent under the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees for Fiscal Years 2011 and 2010

The aggregate professional fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte”) for the audit of our annual financial statements for fiscal 2011 and 2010 and fees billed or to be billed for audit related services, tax services and all other services rendered by Deloitte for these periods were as follows:

	2011		2010
Audit fees (1)	$991,000	(2)	$1,008,355
Audit-related fees (3)	—		—
Tax fees (4)	—		38,600
All other fees	—		—

Total Fees:	$991,000		$1,046,955

(1)	Audit Fees—These are fees for professional services performed by Deloitte and include the audit of our annual financial statements, the audit of management’s assessment of our internal control over financial reporting and Deloitte’s own audit of our internal control over financial reporting, the review of financial statements included in our Quarterly Reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	The audit fees for the fiscal year 2011 audit are preliminary.
(3)	Audit-related Fees — These are fees for the assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of our financial statements. Audit related services consist of consultation on various accounting matters. Deloitte performed no such services for us in fiscal 2010 or 2011.
(4)	Tax Fees — These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning. Deloitte performed no such services for us in fiscal 2011.

The Audit Committee pre-approved all audit services, audit related services and other services and concluded that the provision of such services by Deloitte was compatible with maintaining auditor independence. The Audit Committee’s current practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 28 of the previously filed Form 10-K for the year ended January 28, 2012 with the Securities and Exchange Commission.

2.	Financial Statement Schedules:

Financial statement schedules of Cost Plus, Inc. have been omitted from Item 15 because they are not applicable or the information is included in the financial statements or notes thereto.

(b)	List of Exhibits:

The following exhibits are previously filed, filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Amended and Restated By-laws dated June 23, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.3	Amended and Restated Credit Agreement dated January 3, 2011 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 7, 2011.

10.4	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.2	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

Exhibit No.	Description of Exhibits

10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007.

10.6¿	Cost Plus, Inc. 1996 Director Option Plan as amended June 23, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.6.1¿	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.6.2¿	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.8.2 of the Form 10-K for the year ended February 2, 2008.

10.6.3¿	Form of Deferred Stock Unit Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.7¿	Cost Plus, Inc. 2004 Stock Plan, as amended June 18, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.7.1¿	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.7.2¿	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.9.2 of the Form 10-K filed for the year ended February 2, 2008.

10.8¿	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.9¿	Amended and Restated Employment Agreement dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended February 2, 2008.

10.9.1¿	Amendment to Barry J. Feld Amended and Restated Employment Agreement dated December 15, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.10.1 of the Form 10-K filed for the year ended January 31, 2009.

10.10¿	Eighth Amended and Restated Employment Severance Agreement dated August 3, 2011, between Cost Plus, Inc. and Jane L. Baughman, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed for the quarter ended July 30, 2011.

10.11¿	Fourth Amended and Restated Employment Severance Agreement dated August 3, 2011 between Cost Plus, Inc. and Jeffrey A. Turner, incorporated by reference to Exhibit 10.6 of the Form 10-Q filed for the quarter ended July 30, 2011.

10.12¿	Fiscal 2011 Management Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended April 30, 2011.

10.13¿	Cost Plus, Inc. Executive Performance Incentive Plan dated June 23, 2011, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.14¿	Cost Plus, Inc. Option Acceleration Agreement dated June 23, 2011, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 30, 2011.

Exhibit No.	Description of Exhibits

10.15	Confidentiality and Standstill Agreement, dated as of January 7, 2009, between Cost Plus, Inc., Warren A. Stephens and Stephens Investments Holdings LLC, incorporated by reference to Exhibit 10.1 of the 8-K filed on January 7, 2009.

10.16	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended July 30, 2011.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3‡	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4‡	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

¿	Management compensatory plan, contract or arrangement.
*	Previously filed.
‡	Filed herewith.
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST PLUS, INC.

Date: May 17, 2012	By:	/s/ Barry J. Feld
Barry J. Feld
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry J. Feld Barry J. Feld	Director, Chief Executive Officer and President (Principal Executive Officer)	May 17, 2012

/s/ Jane L. Baughman Jane L. Baughman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	May 17, 2012

/s/ Charles C. Miltner Charles C. Miltner	Vice President, Controller (Principal Accounting Officer)	May 17, 2012

* Joseph H. Coulombe	Director	May 17, 2012

* Clifford J. Einstein	Director	May 17, 2012

* Mark R. Genender	Director	May 17, 2012

* Danny W. Gurr	Director	May 17, 2012

* John C. Pound	Director	May 17, 2012

* Kim D. Robbins	Director	May 17, 2012

* Fredric M. Roberts	Director	May 17, 2012

* Kenneth T. Stevens	Director, Chairman of the Board	May 17, 2012

* By:	/s/ Barry J. Feld
Title:	Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on April 1, 1996, incorporated by reference to Exhibit 3.1 to the Form 10-K filed for the year ended February 1, 1997.

3.1.1	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on February 25, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed for the quarter ended May 1, 1999.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation as filed with the California Secretary of State on September 24, 1999, incorporated by reference to Exhibit 3.1.2 of the Form 10-K filed for the year ended January 29, 2000.

3.2	Amended and Restated By-laws dated June 23, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.1	Form of Indemnification Agreement, as amended and restated, between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.

10.2	Lease agreement between the Company and Square I, LLC for certain Corporate office space located in Oakland, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1998.

10.3	Amended and Restated Credit Agreement dated January 3, 2011 between Cost Plus, Inc. and its wholly owned subsidiaries Cost Plus of Texas, Inc., Cost Plus of Idaho, Inc., and Cost Plus Management Services, Inc., and Bank of America, N.A., administrative agent, collateral agent, swing line lender, and L/C issuer, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 7, 2011.

10.4	Purchase and Sale Agreement between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way, L.L.C. (“First Landlord”), as lessor, dated as of April 7, 2006, incorporated by reference to Exhibit 10.2.1 of the Form 10-Q filed for the quarter ended April 29, 2006.

10.4.2	Lease agreement between Cost Plus, Inc., as lessee, and Inland Western Stockton Airport Way II, LLC., as lessor, dated as of July 31, 2007, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended August 4, 2007.

10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated October 26, 2006 between Cost Plus, Inc. and Inland Real Estate Acquisitions, Inc., as purchaser, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on October 28, 2006.

10.5.1	Lease Agreement between Cost Plus, Inc., as lessee, and Inland RI Holding, LLC, Bruning Holding, LLC, JM 55th Holding LLC, 55th Holding LLC, Rockford Bruning Holding, LLC, Commons Holding, LLC, Deer Park Holding, LLC, BA WR Holding, LLC, Hartland Holding, LLC, as lessor, dated as of December 21, 2006, incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed for the year ended February 3, 2007.

10.6¿	Cost Plus, Inc. 1996 Director Option Plan as amended June 23, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.6.1¿	Form of Stock Option Agreement, 1996 Director Option Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 31, 1999.

10.6.2¿	Form of Stock Option Agreement, 1996 Director Option Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.8.2 of the Form 10-K for the year ended February 2, 2008.

10.6.3¿	Form of Deferred Stock Unit Agreement, 1996 Director Option Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.7¿	Cost Plus, Inc. 2004 Stock Plan, as amended June 18, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on August 5, 2009.

10.7.1¿	Form of Option Agreement, 2004 Stock Plan used for grants prior to fiscal 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 23, 2004.

10.7.2¿	Form of Option Agreement, 2004 Stock Plan used for grants beginning in fiscal 2008, incorporated by reference to Exhibit 10.9.2 of the Form 10-K filed for the year ended February 2, 2008.

10.8¿	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the 2004 Stock Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2006.

10.9¿	Amended and Restated Employment Agreement dated March 12, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.11 of the Form 10-K filed for the year ended February 2, 2008.

10.9.1¿	Amendment to Barry J. Feld Amended and Restated Employment Agreement dated December 15, 2008, between Cost Plus, Inc. and Barry J. Feld, incorporated by reference to Exhibit 10.10.1 of the Form 10-K filed for the year ended January 31, 2009.

10.10¿	Eighth Amended and Restated Employment Severance Agreement dated August 3, 2011, between Cost Plus, Inc. and Jane L. Baughman, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed for the quarter ended July 30, 2011.

10.11¿	Fourth Amended and Restated Employment Severance Agreement dated August 3, 2011 between Cost Plus, Inc. and Jeffrey A. Turner, incorporated by reference to Exhibit 10.6 of the Form 10-Q filed for the quarter ended July 30, 2011.

10.12¿	Fiscal 2011 Management Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed for the quarter ended April 30, 2011.

10.13¿	Cost Plus, Inc. Executive Performance Incentive Plan dated June 23, 2011, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.14¿	Cost Plus, Inc. Option Acceleration Agreement dated June 23, 2011, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended July 30, 2011.

10.15	Confidentiality and Standstill Agreement, dated as of January 7, 2009, between Cost Plus, Inc., Warren A. Stephens and Stephens Investments Holdings LLC, incorporated by reference to Exhibit 10.1 of the 8-K filed on January 7, 2009.

10.16	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended July 30, 2011.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Form 10-K filed for the year ended January 29, 2005.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14 of the Form 10-K/A filed for the year ended January 29, 2005.

21	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Form 10-K filed for the year ended February 3, 2007.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3‡	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4‡	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

¿	Management compensatory plan, contract or arrangement.
*	Previously filed.
‡	Filed herewith.
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.