Form 10-Q
period 2012-04-28
COST PLUS INC/CA/
filed 2012-06-01
CIK 798955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

As of May 25, 2012, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 22,515,752.

COST PLUS, INC.

FORM 10-Q

For the Quarter Ended April 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COST PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts, unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,535	$5,870	$3,415
Merchandise inventories, net	197,755	199,707	185,421
Other current assets	16,000	13,426	18,380

Total current assets	216,290	219,003	207,216
Property and equipment, net	133,004	135,411	141,234
Other assets, net	5,017	5,216	5,788

Total assets	$354,311	$359,630	$354,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,334	$78,423	$55,197
Accrued compensation	16,738	19,017	15,247
Revolving line of credit	22,800	—	41,000
Accrued store closure and lease exit costs	2,274	2,660	4,734
Current portion of distribution center sale-leaseback obligations	944	929	884
Other current liabilities	18,877	23,608	19,370

Total current liabilities	118,967	124,637	136,432
Capital lease obligations	4,299	4,461	5,807
Long-term distribution center sale-leaseback obligations	110,677	110,918	111,621
Other long-term obligations	20,132	21,185	24,600
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $.01 par value: 67,500,000 shares authorized; issued and outstanding 22,513,752; 22,377,663 and 22,187,549 shares	225	224	222
Additional paid-in capital	178,211	176,331	173,546
Accumulated deficit	(78,200)	(78,126)	(97,990)

Total shareholders’ equity	100,236	98,429	75,778

Total liabilities and shareholders’ equity	$354,311	$359,630	$354,238

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales	$214,565	$199,710
Cost of sales and occupancy	145,934	136,318

Gross profit	68,631	63,392
Selling, general and administrative expenses	65,321	63,109
Store closure costs	—	322
Store preopening expenses	200	—

Income/(loss) from continuing operations, before interest and taxes	3,110	(39)
Net interest expense	2,978	3,081

Income/(loss) from continuing operations before income taxes	132	(3,120)
Income tax expense/(benefit)	3	(85)

Net income/(loss) from continuing operations	129	(3,035)
Loss from discontinued operations	(203)	(331)

Net loss	$(74)	$(3,366)

Net income/(loss) per weighted-average share:
Continuing operations
Basic	$0.01	$(0.14)
Diluted	$0.01	$(0.14)

Discontinued operations
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Total
Basic	$(0.00)	$(0.15)
Diluted	$(0.00)	$(0.15)
Weighted-average shares outstanding:
Basic	22,420	22,122
Diluted	23,773	22,122

See notes to condensed consolidated financial statements.

COST PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Cash Flows From Operating Activities:
Net loss	$(74)	$(3,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,439	5,023
Share-based compensation expense	1,096	551
Loss on asset disposal	—	(48)
Changes in assets and liabilities:
Merchandise inventories	1,952	(3,568)
Income taxes	(1,048)	(623)
Other assets	(2,380)	(5,677)
Accounts payable	(20,686)	(545)
Other liabilities	(7,343)	(5,744)

Net cash used in operating activities	(24,044)	(13,997)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,425)	(644)
Proceeds from sale of property and equipment	—	43

Net cash used in investing activities	(2,425)	(601)

Cash Flows From Financing Activities:
Borrowings under revolving line of credit	88,157	79,388
Payments under revolving line of credit	(65,357)	(63,788)
Principal payments on long-term distribution center sale-leaseback obligations	(226)	(227)
Debt issuance costs	—	(69)
Principal payments on capital lease obligations	(224)	(209)
Proceeds from the issuance of common stock	784	227

Net cash provided by financing activities	23,134	15,322

Net (decrease)/increase in cash and cash equivalents	(3,335)	724

Cash and Cash Equivalents:
Beginning of period	5,870	2,691

End of period	$2,535	$3,415

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,906	$3,065

Cash paid for income taxes, net	$1,044	$491

See notes to condensed consolidated financial statements.

COST PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended April 28, 2012 and April 30, 2011

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Cost Plus, Inc. (“Cost Plus World Market” or “the Company”) and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Company’s financial position at April 28, 2012 and April 30, 2011, and the interim results of operations for the three months ended April 28, 2012 and April 30, 2011, and cash flows for the three months ended April 28, 2012 and April 30, 2011. The balance sheet at January 28, 2012, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 28, 2012 in the Company’s Annual Report on Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed consolidated financial statements. Such statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the fiscal year ended January 28, 2012.

The Company presents borrowings and payments under its revolving line of credit on a gross basis, not a net basis, within the financing activities section of the condensed consolidated statement of cash flows. Subsequent to the first quarter of fiscal 2011, the Company determined that the gross borrowings and gross payments under its revolving line of credit, as disclosed on the condensed consolidated statement of cash flows for the first quarter of fiscal 2011, were each overstated by $28.6 million, which nets to zero, and has no impact on the total net cash provided by financing activities. The disclosure misstatement has no impact on the Company’s condensed consolidated statement of operations or consolidated balance sheets. The presentation for the three months ended April 30, 2011 has been corrected in the accompanying condensed consolidated statement of cash flows.

Prior to achieving net income in fiscal 2011 and fiscal 2010, we incurred net losses in each annual period since fiscal 2006. As of April 28, 2012, we had an accumulated deficit of $78.2 million. For fiscal 2009, we did not generate positive cash flows from operating activities. There can be no assurance that our business will continue to be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, particularly on a quarterly basis, which could have a material adverse effect on our financial condition. We are dependent upon our asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to our asset-based credit facility is dependent upon meeting our debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that we will achieve or sustain positive cash flows, particularly on a quarterly basis, from operations or profitability. If we are unable to maintain adequate liquidity, it could have a material adverse affect on our financial condition and future operations may need to be scaled back or discontinued. However, based on our current business plan and revenue projections, we believe that our existing cash balance, our anticipated cash flows from operations and our available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

The results of operations for the three-month period ended April 28, 2012, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

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

Following is a year-to-date summary of the accrued store closure and lease exit costs on the Company’s condensed consolidated balance sheet as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively:

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011
Beginning Balance	$2,660	$6,575	$6,575
Lease exit costs, net of estimated sublease income	181	1,438	302
Severance and closure costs	—	548	291
Payments for leases and settlements	(547)	(5,251)	(2,045)
Payments for severance and closure costs	(20)	(650)	(389)

Ending Balance	$2,274	$2,660	$4,734

3. DISCONTINUED OPERATIONS

The Company did not have any operations which were discontinued during the first quarter of fiscal 2012 or fiscal 2011. The loss from discontinued operations for the first quarter of fiscal 2012 and fiscal 2011 primarily consists of the costs associated with the quarterly adjustments to the lease exit liabilities that were established for the stores that closed in prior years and that have leases which have not yet been exited. These lease exit costs were approximately $0.2 million for the three-month period ended April 28, 2012 and $0.3 million for the three-month period ended April 30, 2011.

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

Results from discontinued operations were as follows:

	Three Months Ended
	April 28, 2012	April 30, 2011
(In thousands)
Store sales	$—	$—
Costs and expenses:
Operating and administrative expenses	27	27
Lease exit costs, net of estimated sublease income	176	304

Loss from discontinued operations, net of tax	$(203)	$(331)

4. SHARE-BASED COMPENSATION

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, the Company’s share-based compensation relates to stock options and deferred stock units. The Company recognized share-based compensation expense of $1.1 million for the three months ended April 28, 2012 compared to $0.6 million for the three months ended April 30, 2011. Share-based compensation expense is included as a component of selling, general and administrative expenses. As of April 28, 2012, unrecognized compensation cost related to the unvested portion of the Company’s stock option awards and deferred stock units was $9.0 million, and $0.5 million, respectively, which is expected to be recognized over a weighted-average period of 3.6 years and 0.8 years, respectively.

The Company granted 816,000 stock options to purchase shares of the Company’s common stock during the first quarter of fiscal 2012 compared to 769,000 shares of common stock options granted to the Company’s employees during the first quarter of fiscal 2011. The weighted-average fair value per stock option granted was $12.35 during the three-month period ended April 28, 2012 and $7.13 during the three-month period ended April 30, 2011.

The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to value the stock options granted during the three-month periods ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012	April 30, 2011
Expected dividend rate	0%	0%
Expected volatility	90.0%	90.0%
Risk-free interest rate	1.1%	2.0%
Expected term (years)	4.6	4.5

Deferred Stock Units The Company granted 21,816 deferred stock units to its non-employee directors during the first quarter of fiscal 2012 compared to no deferred stock units granted during the first quarter of fiscal 2011. The Company’s deferred stock units are issued and measured at fair market value on the date of grant and fully vest on the one year anniversary from the date of grant.

5. RECONCILIATION OF BASIC SHARES TO DILUTED SHARES

Basic earnings/(loss) per share (“EPS”) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings/(loss) per share is similarly computed, and includes the effect, if dilutive, of the Company’s weighted-average number of stock options outstanding and shares of deferred stock units.

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted per share computations for net income/(loss) from continuing operations:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
April 28, 2012
Shares	22,420	1,353	23,773
Net income from continuing operations	$0.01	$0.00	$0.01
April 30, 2011
Shares	22,122	—	22,122
Net loss from continuing operations	($0.14)	$0.00	($0.14)

The following is a reconciliation of the weighted-average number of shares (in thousands) used in the Company’s basic and diluted per share computations for net loss:

	Three Months Ended
	Basic EPS	Effect of Dilutive Stock Options (treasury stock method)	Diluted EPS
April 28, 2012
Shares	22,420	—	22,420
Net loss	($0.00)	$0.00	($0.00)
April 30, 2011
Shares	22,122	—	22,122
Net loss	($0.15)	$0.00	($0.15)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the Company’s net income/(loss) per weighted average share from continuing operations for the three-month periods ended April 28, 2012 and April 30, 2011, there were 995,173 and 4,233,617 anti-dilutive options, respectively. Additionally, for the Company’s net loss per weighted average share for the three-month periods ended April 28, 2012 and April 30, 2011, there were 4,366,651 and 4,233,617 anti-dilutive options, respectively.

6. REVOLVING LINE OF CREDIT

The Company has a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. The Company has paid off the term loan in full. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company intends to use the proceeds from the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of April 28, 2012, the Company was in compliance with its loan covenant requirements, had $22.8 million in borrowings and $6.9 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $113.8 million. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

The borrowing base, based on inventory and accounts receivable value less certain reserves, at April 28, 2012, January 28, 2012 and April 30, 2011 consisted of the following (in millions):

	0000000000000	0000000000000	0000000000000
	April 28, 2012	January 28, 2012	April 30, 2011
Account receivable availability	$7.6	$8.0	$6.1
Inventory availability	143.4	146.6	131.6
Less: reserves	(7.5)	(9.1)	(8.7)

Total borrowing base	$143.5	$145.5	$129.0

The aggregate borrowing base is reduced by the following obligations:

	000000001001,,	000000001001,,	000000001001,,

Ending loan balance	$22.8	$—	$41.0
Outstanding letters of credit	6.9	9.6	7.8

Total obligations	$29.7	$9.6	$48.8

The availability at April 28, 2012, January 28, 2012 and April 30, 2011 was:

	0000000000001	0000000000001	0000000000001

Total borrowing base	$143.5	$145.5	$129.0
Less: obligations	(29.7)	(9.6)	(48.8)

Total availability	$113.8	$135.9	$80.2

7. DISTRIBUTION CENTER SALE-LEASEBACK OBLIGATIONS

The Company’s distribution center sale-leaseback obligations as of April 28, 2012, January 28, 2012, and April 30, 2011 are summarized as follows:

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011
Obligations under sale and leaseback:
California distribution centers	$60,695	$60,852	$61,302
Virginia distribution center	50,926	50,995	51,203

Total distribution center sale-leaseback obligations	111,621	111,847	112,505
Less current portion	(944)	(929)	(884)

Long-term distribution center sale-leaseback obligations, net	$110,677	$110,918	$111,621

The Company’s distribution center lease obligations include financing obligations related to the sale-leaseback of its distribution centers in Stockton, California and Windsor, Virginia. The Company has accounted for the sale-leaseback transactions whereby the net book value of the assets remain on the Company’s condensed consolidated balance sheet. The Company also recorded a financing obligation, which is being amortized over the period of the leases (including option periods) and approximates the discounted value of minimum lease payments under the leases. The monthly lease payments are accounted for as principal and interest payments on the recorded obligations. For further details on the Company’s obligations under the sale and leaseback of the distribution centers, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

8. INCOME TAXES

The Company’s effective tax rate from continuing operations was a provision of 22.0%, before discrete items, in the first quarter of fiscal 2012 compared to a benefit of 4.0%, before discrete items, in the first quarter of fiscal 2011. The effective tax rate increase is due to an increase in federal and state expense as a result of increased operating income.

9. SUBSEQUENT EVENT

On May 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bed Bath & Beyond Inc., a New York corporation (“BBBY”), and Blue Coral Acquisition Corp., a California corporation and a direct wholly owned subsidiary of BBBY (“Purchaser”), pursuant to which Purchaser agreed to commence a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock at a purchase price of $22.00 per share, net to the holder in cash (the “Offer Price”), without interest and subject to any required withholding of taxes. The Offer commenced on May 25, 2012.

Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of BBBY. The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed, but if the Offer is not completed, the Merger will only be able to be consummated after the shareholders of the Company holding a majority in voting power of the outstanding shares have adopted the Merger Agreement and approved the Merger at a meeting of shareholders. In the Merger, each outstanding share of the Company’s common stock, other than shares of the Company’s common stock owned by BBBY or the Company or by shareholders who have properly demanded dissenters’ rights under California law, will be converted into the right to receive cash in an amount equal to the Offer Price.

The obligation of Purchaser to purchase shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions. In addition, it is a condition to Purchaser’s obligation to purchase the shares tendered in the Offer that the number of the outstanding shares that have been validly tendered and not validly withdrawn, together with any shares then owned by BBBY and its subsidiaries, equals at least one share of our common stock more than 90% of the Company’s common stock outstanding as of the expiration of the Offer (as adjusted by the number of shares issuable under the Company’s stock plans and the Top-Up (as defined in the Merger Agreement)). In the event that this minimum tender condition is not met, and in certain other circumstances, the parties have agreed to complete the Merger without the prior completion of the Offer, after receipt of the approval of a majority of the Company’s shareholders for the adoption of the Merger Agreement and approval of the Merger. In that case, the consummation of the Merger would be subject to similar conditions as the Offer conditions, other than the addition of the shareholder approval requirement and the inapplicability of the minimum tender condition.

On May 11, 2012, and May 22, 2012, alleged shareholders of the Company filed putative class actions captioned Gary Ogurkiewicz v. Cost Plus, Inc., et al., Case No. RG 12-629912, and Willie M. Richardson v. Cost Plus, Inc., et al., Case No. RG 12-631301, in the Superior Court of the State of California, County of Alameda. The defendants are the Company, members of the Company’s board of directors, Purchaser and BBBY. The complaints allege that the individual defendants violated California law by breaching their fiduciary duties to the Company’s shareholders in connection with the Merger Agreement and the transaction contemplated thereby. Specifically, the complaints allege, among other things, that the proposed Merger arises out of a flawed process which resulted in an unfair price for the Company’s shares and a failure to maximize stockholder value. The complaints also allege that the process will deter other purported interested parties from launching a competing offer. The suits further allege that Purchaser and BBBY aided and abetted the individual defendants’ breaches of fiduciary duties. In addition, the Ogurkiewicz action alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, an order declaring the Merger Agreement unenforceable, enjoining defendants from consummating the proposed Merger, rescinding the proposed Merger if it is consummated, awarding damages, and awarding attorneys’ fees and costs.

On May 25, 2012, an alleged shareholder of the Company filed a putative class action captioned Irene Dixon v. Cost Plus, Inc., Case No. 12-2721, in the United States District Court for the Northern District of California. The defendants are the Company, members of the Company’s board of directors, the Merger Sub and the Parent. The complaint alleges that the Company and the individual defendants violated provisions of the Securities Exchange Act of 1934, including the Williams Act, by omitting material facts from the Schedule 14D-9 Solicitation/Recommendation Statement the Company filed with the SEC on May 25, 2012, in connection with the proposed Merger. In addition, the complaint alleges that the individual defendants violated California law by breaching their fiduciary duties to the Company’s shareholders in connection with the Merger Agreement and the transaction contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed Merger arises out of a flawed process which resulted in an unfair price for the Company’s shares and a failure to maximize stockholder value. The complaint also alleges that the process will deter other purported interested parties from launching a competing offer. The suit further alleges that Purchaser and BBBY aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining defendants from consummating the proposed Merger, rescinding the proposed Merger if it is consummated, awarding damages, and awarding attorneys’ fees and costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three-month period ended April 28, 2012 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. The results of operations for the three-month period ended April 28, 2012, presented herein, are not indicative of the results to be expected for the full year because of, among other things, seasonal factors in the retail business.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position, including statements regarding our proposed transaction with Bed, Bath & Beyond Inc. and the repayment of our debt, and may be identified, without limitation, by use of the words “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “looking ahead,” “forecast,” “projects,” “continues,” “intends,” “likely,” “plans” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the risk factors set forth in Part II, Item 1A, “Risk Factors”, of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as well as in other documents the Company files with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Company had net income from continuing operations of $129,000 in the first quarter of fiscal 2012 compared to a net loss from continuing operations of $3.0 million in the first quarter of fiscal 2011. This is the first time the Company has achieved net income from continuing operations during the first quarter since fiscal 2004. The Company reported a net loss of $74,000 in the first quarter of fiscal 2012, or $0.00 per diluted share, compared to a net loss of $3.4 million, or $0.15 per diluted share, for the first quarter of fiscal 2011. The decrease in the net loss was primarily due to a $5.2 million increase in gross profit as well as tightly controlled selling, general and administrative (SG&A) expenses. Gross profit rate was 32.0% for the first quarter of fiscal 2012 versus 31.7% for the first quarter of fiscal 2011. The 30 basis point increase in gross profit rate was primarily due to the leveraging of occupancy costs on higher sales, offset by a slightly lower merchandise margin. Additionally, as a percentage of net sales, SG&A expenses for the first quarter of fiscal 2012 decreased 120 basis points to 30.4% versus 31.6% for the first quarter of fiscal 2011. The decrease in SG&A expenses as a percentage of net sales for the quarter was primarily due to increased leverage from higher sales.

In the first quarter of fiscal 2012, the Company opened one new store and closed none to end the quarter with 259 stores in 30 states.

Recent Development

On May 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bed Bath & Beyond Inc., a New York corporation (“BBBY”), and Blue Coral Acquisition Corp., a California corporation and a direct wholly-owned subsidiary of Parent (“Purchaser”). The Offer commenced on May 25, 2012. For more information, see the Notes to the Condensed Consolidated Financial Statements (Note 9).

Results of Operations

The three months ended April 28, 2012 as compared to the three months ended April 30, 2011

Net Sales Net sales consist almost entirely of retail sales, but also include direct-to-consumer sales, shipping revenue and other miscellaneous revenue. Net sales increased $14.9 million, or 7.4%, to $214.6 million for the first quarter of fiscal 2012 from $199.7 million for the first quarter of fiscal 2011. Same store sales for the first quarter of fiscal 2012 increased 7.9% on top of a 5.5% increase for the first quarter of last year. The increase in same store sales for the first quarter was attributable to an increase in the average ticket per customer of 5.0% and an increase in customer count of 2.7%. As of April 28, 2012, the calculation of comparable store sales included a base of 258 stores. A store is included as comparable at the beginning of the fourteenth full fiscal month of sales with the exception of relocated stores, which remain comparable upon opening. At the end of both the first quarter of fiscal 2012 and the first quarter of fiscal 2011, the Company operated 259 stores in 30 states.

The Company classifies its sales into home and consumables product lines. For the first quarter of fiscal 2012, home accounted for 62% of total sales versus 60% for the first quarter of last year, and consumables accounted for 38% of total sales versus 40% for the first quarter of last year.

Cost of Sales and Occupancy Cost of sales and occupancy, which consists of the cost of inventory sold during the period, costs to acquire merchandise inventory, costs of freight and distribution, as well as certain facilities costs, increased $9.6 million, or 7.1%, to $145.9 million in the first quarter of fiscal 2012 as compared to the first quarter of last year. As a percentage of net sales, total cost of sales and occupancy decreased 30 basis points to 68.0% in the first quarter of fiscal 2012 compared to 68.3% in the first quarter of fiscal 2011. The 30 basis point decrease was primarily due to the leveraging of occupancy costs on higher sales, offset by a slightly lower merchandise margin.

Selling, General and Administrative (“SG&A”) Expenses SG&A expenses for the first quarter of fiscal 2012 were $65.3 million compared to $63.1 million for the first quarter last year. As a percentage of net sales, SG&A expenses decreased 120 basis points to 30.4% for the first quarter of fiscal 2012 from 31.6% for the first quarter last year. The decrease in SG&A expenses as a percentage of net sales is primarily due to increased leverage from higher sales.

Net interest expense Net interest expense, which includes debt, interest on capital leases and distribution center sale-leaseback obligations, was $3.0 million for the first quarter of fiscal 2012 compared to $3.1 million for the first quarter of fiscal 2011. Included in net interest expense is interest related to the distribution center sale-leaseback obligations of $2.2 million for the first quarter of fiscal 2012 and $2.1 million for the first quarter of fiscal 2011.

Income Taxes The Company’s effective tax rate from continuing operations was a provision of 22.0%, before discrete items, in the first quarter of fiscal 2012 compared to a benefit of 4.0%, before discrete items, in the first quarter of fiscal 2011. The effective tax rate increase is due to an increase in federal and state expense as a result of increased operating income.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $2.5 million at April 28, 2012 and $3.4 million at April 30, 2011. The Company met its short-term liquidity needs and its capital requirements for the three-month period ended April 28, 2012 with existing cash and cash provided from financing activities.

Prior to achieving net income in fiscal 2011 and fiscal 2010, the Company incurred net losses in each annual period since fiscal 2006. As of April 28, 2012, the Company had an accumulated deficit of $78.2 million. For fiscal 2009, the Company did not generate positive cash flows from operating activities. There can be no assurance that the Company’s business will continue to be profitable or will generate sufficient cash to fund operations in the future or that additional losses and negative cash flows from operations will not be incurred, particularly on a quarterly basis, which could have a material adverse effect on its financial condition. The Company is dependent upon its asset-based credit facility to fund operations and seasonal inventory purchases throughout the year. Access to its asset-based credit facility is dependent upon meeting its debt covenants and not exceeding the borrowing limit of the asset-based credit facility. There can be no assurance that the Company will achieve or sustain positive cash flows, particularly on a quarterly basis, from operations or profitability. If the Company is unable to maintain adequate liquidity, it could have a material adverse affect on its financial condition and future operations may need to be scaled back or discontinued. However, based on its current business plan and revenue projections, the Company believes that its existing cash balance, its anticipated cash flows from operations and its available asset-based credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and the foreseeable future.

Cash Flows From Operating Activities Net cash used in operating activities totaled $24.0 million during the first quarter of fiscal 2012 compared to $14.0 million in the same period last year, an increase of $10.0 million. The $10.0 million increase in net cash used in operating activities is primarily due to the change in accounts payable from year end compared with the same period last year due to the timing of inventory receipts and payments.

Cash Flows From Investing Activities Net cash used in investing activities totaled $2.4 million during the first quarter of fiscal 2012 compared to $0.6 million for the same period last year. For the first quarter of fiscal 2012, there were planned increases in spending related to store projects, information systems and visual merchandise compared to the same period of fiscal 2011.

The Company estimates that fiscal 2012 capital expenditures will be approximately $18.5 million; including approximately $10.9 million for management information systems and distribution center projects and $7.6 million for investments in new and existing stores and various other corporate projects.

Cash Flows From Financing Activities Net cash provided by financing activities was $23.1 million during the first quarter of fiscal 2012 compared to $15.3 million for the same period last year. Borrowings, net of payments, under the Company’s asset-based credit facility were $22.8 million for the three-month period ended April 28, 2012 compared to $15.6 million for the same period last year. Additionally, proceeds from the issuance of common stock were $0.8 million for the three-month period of fiscal 2012 compared to $0.2 million during the same period last year.

Revolving Line of Credit The Company has a secured five-year credit agreement with a group of banks and Bank of America, N.A. as the administrative agent, collateral agent, swing line lender, and letter of credit issuer (the “Credit Agreement”). The Credit Agreement allows for cash borrowings under a revolving loan and letters of credit under a secured asset-based credit facility of up to $190.0 million as well as a $10.0 million term loan which was drawn on the effective date. The Company has paid off the term loan in full. The amount available for borrowing at any time is limited by a stated percentage of the aggregate amount of the liquidated value of eligible inventory and the face amount of eligible credit card receivables. The Credit Agreement includes three options to increase the size of the asset-based credit facility by up to $50.0 million in the aggregate. All borrowings and letters of credit under the Credit Agreement are collateralized by all assets presently owned or hereafter-acquired by the Company. Interest is paid in arrears monthly, quarterly, or over the applicable interest period as selected by the Company in the Revolving Loan Notice, with the entire balance payable on January 3, 2016. Borrowings pursuant to the asset-based credit facility bear interest, at the Company’s election, at a rate equal to either (i) the higher of Bank of America’s prime rate or the federal funds effective rate plus an applicable margin; or (ii) the LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s Average Daily Availability (as defined in the Credit Agreement). In addition, the Company pays a commitment fee on the unused portion of the amount available for borrowing as described in the Credit Agreement. The Credit Agreement includes limitations on the ability of the Company to, among other things, incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, change its business, enter into transactions with affiliates, and dispose of assets. The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control, and bankruptcy events. In the event of a default, the Credit Agreement requires the Company to pay incremental interest at the rate of 2.0% and the lenders may, among other remedies, foreclose on the security (which could include the sale of the Company’s inventory), eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations. In addition, in the event of a default or if the Company’s Availability (as defined in the Credit Agreement) is not equal to the greater of either $20.0 million or 15% of the loan cap under the asset-based credit facility, the Company will be subject to additional restrictions, including specific restrictions with respect to its cash management procedures.

The Company uses the borrowings under the Credit Agreement for working capital, issuance of commercial and standby letters of credit, capital expenditures, and other general corporate purposes. As of April 28, 2012, the Company was in compliance with its loan covenant requirements, had $22.8 million in borrowings and $6.9 million in issued and outstanding letters of credit, and had remaining credit available under the Credit Agreement of $113.8 million. Based on current projections, the Company expects to be in compliance with its loan covenant requirements throughout fiscal 2012. The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the fourth quarter holiday season, therefore borrowings under the line of credit often peak during the beginning of the fourth quarter.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The Company does not believe there were any significant changes to its contractual obligations that were not in of the ordinary course of business, from those reported on its Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Merger Agreement with Bed Bath & Beyond, Inc.

On May 8, 2012, the Company entered into the Merger Agreement. The Merger Agreement contains certain termination rights for both the Company and Parent and provides that in certain specified circumstances, the Company must pay Parent a termination fee of $16.25 million (including in the event the Company enters into an agreement with respect to a superior proposal). In addition, under specified circumstances, the Company has agreed to reimburse Parent for its actual and reasonable out-of-pocket expenses not to exceed $1.5 million.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk from those disclosed in the Company’s Form 10-K filed for the fiscal year ended January 28, 2012.

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

As of April 28, 2012, the Company’s management, including its principal executive officer and principal financial officer, concluded that its disclosure controls and procedures are effective. This conclusion is based on management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, the Company is not a party to any pending legal proceeding other than claims and litigation that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of any unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, which may extend into future periods.

On May 11, 2012, and May 22, 2012, alleged shareholders of the Company filed putative class actions captioned Gary Ogurkiewicz v. Cost Plus, Inc., et al., Case No. RG 12-629912, and Willie M. Richardson v. Cost Plus, Inc., et al., Case No. RG 12-631301, in the Superior Court of the State of California, County of Alameda. The defendants are the Company, members of the Company’s board of directors, Purchaser and BBBY. The complaints allege that the individual defendants violated California law by breaching their fiduciary duties to the Company’s shareholders in connection with the Merger Agreement and the transaction contemplated thereby. Specifically, the complaints allege, among other things, that the proposed Merger arises out of a flawed process which resulted in an unfair price for the Company’s shares and a failure to maximize stockholder value. The complaints also allege that the process will deter other purported interested parties from launching a competing offer. The suits further allege that Purchaser and BBBY aided and abetted the individual defendants’ breaches of fiduciary duties. In addition, the Ogurkiewicz action alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, an order declaring the Merger Agreement unenforceable, enjoining defendants from consummating the proposed Merger, rescinding the proposed Merger if it is consummated, awarding damages, and awarding attorneys’ fees and costs.

On May 25, 2012, an alleged shareholder of the Company filed a putative class action captioned Irene Dixon v. Cost Plus, Inc., Case No. 12-2721, in the United States District Court for the Northern District of California. The defendants are the Company, members of the Company’s board of directors, the Merger Sub and the Parent. The complaint alleges that the Company and the individual defendants violated provisions of the Securities Exchange Act of 1934, including the Williams Act, by omitting material facts from the Schedule 14D-9 Solicitation/Recommendation Statement the Company filed with the SEC on May 25, 2012, in connection with the proposed Merger. In addition, the complaint alleges that the individual defendants violated California law by breaching their fiduciary duties to the Company’s shareholders in connection with the Merger Agreement and the transaction contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed Merger arises out of a flawed process which resulted in an unfair price for the Company’s shares and a failure to maximize stockholder value. The complaint also alleges that the process will deter other purported interested parties from launching a competing offer. The suit further alleges that Purchaser and BBBY aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining defendants from consummating the proposed Merger, rescinding the proposed Merger if it is consummated, awarding damages, and awarding attorneys’ fees and costs.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below in this Part II, Item 1A and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 28, 2012, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results and cause the market price of our stock to decline, perhaps significantly. The risks described below in this Part II, Item 1A and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to the Merger Agreement and the Merger

Completion of the Offer and the Merger are subject to various conditions, and there can be no assurances that either the Offer or the Merger will be consummated or consummated on the timing anticipated.

The obligation of Purchaser to purchase shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among other things: the tender of a sufficient amount of shares of the Company’s common stock to satisfy the minimum tender condition; the expiration or termination of any applicable waiting period (or any extension thereof) to the purchase of the shares under the HSR Act; and there not being any temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court or agency of competent jurisdiction prohibiting the consummation of the Merger or the Offer, or any law enacted prohibiting or making illegal the consummation of any of the transactions contemplated by the Merger Agreement, in each case, that remains in effect.

In addition, the Merger is subject to certain closing conditions, including, among others, that the affirmative vote of holders of a majority in voting power of the outstanding shares, voting together as a single class at a shareholders’ meeting or any adjournment or postponement thereof, to adopt the Merger Agreement and approve the Merger has been obtained, if required by applicable law.

We cannot predict whether the closing conditions for the Offer and the Merger set forth in the Merger Agreement will be satisfied. As a result, we cannot assure you that the Offer or the Merger contemplated by the Merger Agreement will be completed.

If a sufficient number of shares are not tendered pursuant to the Offer or the Company does not receive sufficient votes from its shareholders to adopt the Merger Agreement and approve the Merger, the Merger may not be completed and our business could be impaired.

If BBBY together with Purchaser and any of their respective affiliates, acquires more than 90% of our outstanding shares (including through the exercise of the Top-Up (as defined in the Merger Agreement)), the proposed Merger can be effected as a “short form merger” under California law. Based upon the number of outstanding shares of the Company’s common stock as of May 25, 2012, the Top-Up would permit Parent to close the Offer based upon the current shares outstanding with approximately 72% of the shares being tendered (subject to adjustment in certain circumstances). A short form merger would enable BBBY to complete the acquisition of us without any further action on the part of the other holders of our shares.

The Merger Agreement provides that the Merger may be consummated regardless of whether the Offer is completed, but if the Offer is not completed, the Merger will only be able to be consummated after the shareholders of the Company holding a majority in voting power of the outstanding shares have adopted the Merger Agreement and approved the Merger at a meeting of shareholders, which would delay the completion of the Merger and could create uncertainty for us and our business could be adversely affected. If the Offer is not completed and the Company does not receive sufficient votes from its shareholders to adopt the Merger Agreement and approve the Merger, then the Merger may not be completed.

In the event that the Merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the Merger, which must be paid even if the Merger is not completed. If the Merger is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the Merger will be completed. In addition, if the Merger is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the Merger being completed.

We are involved in litigation relating to the Merger Agreement that could divert management’s attention and harm our business.

We and the individual members of our board of directors have been named as defendants in a number of lawsuits related to the Merger Agreement and the proposed Merger. These suits generally allege, among other things, that the directors breached their fiduciary duties owed to our shareholders by approving the proposed Merger for inadequate consideration, entering into the Merger Agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to our shareholders. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.

ITEM 6. EXHIBITS

The following Exhibits have been filed with, or incorporated by reference into, this Report:

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated May 8, 2012, incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on May 20, 2012.

10.1*	2012 Management Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST PLUS, INC.
Registrant

Date: June 1, 2012	By:	/s/ Jane L. Baughman
Jane L. Baughman
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated May 8, 2012, incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on May 20, 2012.

10.1*	2012 Management Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
*	Denotes a management contract or compensatory plan or arrangement.